Form 10-Q
period 2020-03-31
B. Riley Principal Merger Corp. II
filed 2020-06-26
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number 001-39291

B. RILEY PRINCIPAL MERGER CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-4290188
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

299 Park Avenue, 21st Floor New York, New York	10171
(Address of Principal Executive Offices)	(Zip Code)

(212) 457-3300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	BMRG.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	BMRG	The New York Stock Exchange
Warrants, each whole warrant exercisable to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	BMRG WS	The New York Stock Exchange

As of June 24, 2020, there were 18,150,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,031,250 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

B. Riley Principal Merger Corp. II

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY PRINCIPAL MERGER CORP. II

Condensed Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash	$14,894	$—
Due from related party	1	1
Total current assets	14,895	1
Deferred offering costs	70,000	—
Total assets	$84,895	$1
Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable and accrued offering costs	$35,626	$278
Note payable - related party	50,000	—
Total liabilities	85,626	278

Stockholder's deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	—	—
Class B Common stock, $0.0001 par value; 25,000,000 shares authorized; 5,750,000 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	575	575
Additional paid-in capital	—	—
Accumulated deficit	(1,306)	(852)
Total stockholder's deficit	(731)	(277)
Total liabilities and stockholder's deficit	$84,895	$1

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP. II

Condensed Statement of Operations

(Unaudited)

Three
Months Ended
March 31, 2020

Formation, general and administrative expenses	$454
Net loss	$454

Basic loss per share	$0.00
Diluted loss per share	$0.00

Weighted average basic shares outstanding (1)	5,000,000
Weighted average diluted shares outstanding (1)	5,000,000

(1)	Excludes an aggregate of 750,000 shares that are subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full (Note 4). On February 3, 2020, the Company conducted a 1:575 stock split and reclassification for each share outstanding (Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP. II

Condensed Statement of Changes in Stockholder’s Deficit

(Unaudited)

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholder's
	Shares (1)	Amount	Capital	Deficit	Deficit
Balance, January 1, 2020	5,750,000	$575	$—	$(852)	$(277)
Net loss	—	—	—	(454)	(454)
Balance, March 31, 2020	5,750,000	$575	$—	$(1,306)	$(731)

(1)	Includes an aggregate of 750,000 shares that are subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full (Note 4). On February 3, 2020, the Company conducted a 1:575 stock split and reclassification for each share outstanding (Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP. II

Condensed Statement of Cash Flows

(Unaudited)

Three
Months Ended
March 31, 2020
Cash flows from operating activities:
Net loss	$(454)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in deferred offering costs	(70,000)
Increase in accounts payable and accrued offering costs	35,348
Net cash used in operating activities	(35,106)
Cash flows from financing activities:
Proceeds from note payable - related party	50,000
Net cash provided by financing activities	50,000
Increase in cash	14,894
Cash, beginning of year	—
Cash, end of period	$14,894

Supplemental disclosures:
Interest paid	$—
Taxes paid	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

Organization and General

B. Riley Principal Merger Corp. II (the “Company”), a blank check company, was incorporated as a Delaware corporation on June 3, 2019. The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).

As of March 31, 2020, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

Public Offering

The Company completed the sale of 17,500,000 units (the “Units”) at an offering price of $10.00 per Unit in the Public Offering on May 22, 2020. B. Riley Principal Sponsor Co. II, LLC (the “Sponsor”), a Delaware limited liability company and a wholly-owned indirect subsidiary of B. Riley Financial, Inc. (“B. Riley Financial”), purchased an aggregate of 650,000 Units at a price of $10.00 per Unit (the “Private Placement Units”) in a private placement that closed on May 22, 2020 simultaneously with the Public Offering. The sale of the 17,500,000 Units in the Public Offering (the “Public Units”) generated gross proceeds of $175,000,000, less underwriting commissions of $3,500,000 (2% of the gross proceeds of the Public Offering) and other offering costs of $561,189. The Private Placement Units generated $6,500,000 of gross proceeds.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (each a “public share”), and one-half of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Warrant” and, with respect to the warrants underlying the Private Placement Units, the “Private Placement Warrants” and, collectively, the “Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share.

The Company has also granted the underwriters a 45-day option to purchase up to 2,625,000 additional Units at the Public Offering price less the underwriting discounts. On May 28, 2020, the underwriters confirmed that they will not be exercising their over-allotment option in whole or in part.

Sponsor and Note Payable - Related Party

On February 4, 2020, the Sponsor agreed to loan the Company up to $300,000 (see Note 3) to support the Company’s initial formation and operations. At March 31, 2020, the Note Payable balance was $50,000. On April 21, 2020, the Company borrowed an additional $50,000 which increased the Note Payable balance to $100,000 which was paid in full using proceeds from the Public Offering and the Private Placement.

The Trust Account

Upon completion of the Public Offering, $176,750,000 of proceeds were held in the Company’s trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account, which was $1,284,805 on May 22, 2020, of which $100,000 was used to pay the Note Payable to Sponsor and $523,135 was used to pay the offering costs.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Initial Business Combination by November 22, 2021, 18 months from the closing of the Public Offering; or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Initial Business Combination by November 22, 2021, 18 months from the closing of the Public Offering (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s public shares (the “public stockholders”).

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

If the Company holds a stockholder meeting to approve the Initial Business Combination, a public stockholder will have the right to redeem its public shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination by November 22, 2021, 18 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Initial Business Combination within 18 months of the closing of the Public Offering.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 18 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors or officers acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s remaining stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. The Company will provide its stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, under the circumstances, and, subject to the limitations, described herein.

Letter Agreement

The Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed, among other things (a) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of the Initial Business Combination, (b) to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of its public shares if it does not complete an Initial Business Combination within 18 months from the closing of the Public Offering and (c) to vote their Founder Shares and any Public Shares purchased during or after the Public Offering (including in open market and privately negotiated transactions) in favor of the Initial Business Combination.

Forward Purchase Agreement

B. Riley Principal Investments, LLC (“BRPI”), a Delaware limited liability company, an affiliate of the Sponsor entered into a forward purchase agreement (the “Forward Purchase Agreement”) with the Company to provide for the purchase by it (or its designees) of an aggregate of 2,500,000 Units at $10.00 per Unit (the “Forward Purchase Units”) for an aggregate purchase price of $25,000,000 in a private placement to close concurrently with the closing of the Initial Business Combination (the “Forward Purchase”). The obligations under the Forward Purchase Agreement do not depend on whether any public stockholders redeem their Class A common stock and provide the Company with a minimum funding level for the Initial Business Combination. The Forward Purchase Agreement includes registration rights with respect to the Forward Purchase Units.

The proceeds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in the Initial Business Combination, to pay expenses in connection with the Initial Business Combination or for working capital in the post-Business Combination company. The Forward Purchase will be required to be made regardless of whether any Class A common stock is redeemed by the Company’s public stockholders and is intended to provide the Company with a minimum funding level for the Initial Business Combination. The purchaser will not have the ability to approve the Initial Business Combination prior to the signing of a material definitive agreement. The Forward Purchase Units will be issued only in connection with the closing of the Initial Business Combination.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on May 20, 2020, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on May 28, 2020.

Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture. Net loss per common share is computed by dividing net gain/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods. In February 2020, the Company completed a stock split of 1 to 575 shares of Class B common stock, resulting in 5,750,000 shares of Class B common stock issued and outstanding. The financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs of $35,000 as of March 31, 2020, consisted principally of costs incurred in connection with preparation for the Public Offering. The total offering costs incurred by the Company in connection with the Public Offering was $561,189. These costs and the underwriter discount, of $3,500,000, were charged to capital upon completion of the Public Offering on May 22, 2020.

Income Taxes

The Company is included in the consolidated tax return of B. Riley Financial (the “Parent”). The Company calculates the provision for income taxes by using a “separate return” method. Under this method the Company is assumed to file a separate return with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to, or receiving the appropriate refund from, the Parent. The Company’s current provision is the amount of tax payable or refundable on the basis of a hypothetical, current year, separate return.

Any difference between the tax provision (or benefit) allocated to the Company under the separate return method and payments to be made by (or received from) the Parent for tax expense are treated as either dividends or capital contribution. Accordingly, the amount by which the Company’s tax liability under the separate return method exceeds the amount of tax liability ultimately settled as a result of using incremental expenses of the Parent is periodically settled as a capital contribution from the Parent to the Company.

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There was no provision for income taxes for the three months ended March 31, 2020.

Following changes in ownership on May 22, 2020, the Company deconsolidated from the Parent for tax purposes. Beginning May 22, 2020, the Company files separate corporate federal and state and local income tax returns.

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of March 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of March 31, 2020. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 3, 2019, 10,000 shares of the Company’s common stock were issued to B. Riley Principal Investments, LLC. On February 3, 2020, the Company conducted a 1:575 stock split and reclassification, resulting in B. Riley Principal Investments, LLC holding 5,750,000 shares of Class B common stock (the “Founder Shares”). All of the Founder Shares were contributed to the Sponsor in January 2020. The financial statements reflect the issuance of these shares retroactively for all periods presented. On April 21, 2020, 20,000 Founder Shares were transferred to each of Patrick Bartels, Jamie Kempner, Timothy Presutti and Robert Suss, the Company’s independent directors, at their par value. On May 19, 2020, the Sponsor returned 718,750 shares of Class B common stock to Company for cancellation, resulting in a total of 5,031,250 Founder Shares outstanding. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, the Founder Shares will automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail above, have agreed to certain restrictions and will have certain registration rights with respect thereto. Up to 656,250 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option to purchase additional Units was exercised. On May 28, 2020, the underwriters confirmed that they will not be exercising their over-allotment option in whole or in part, as such 656,250 Founder Shares have been forfeited. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of Company common stock upon completion of the Public Offering excluding the shares underlying the Private Placement Units (the “Private Placement Shares”).

The Company’s initial stockholders, officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (iii) the date following the completion of the Initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Business Combination Marketing Agreement

Pursuant to a business combination marketing agreement, the Company engaged B. Riley FBR, Inc. as advisors in connection with its Initial Business Combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its Initial Business Combination and assist it with the preparation of press releases and public filings in connection with the Initial Business Combination. The Company will pay B. Riley FBR, Inc. for such services upon the consummation of the Initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete an Initial Business Combination.

Administrative Fees

Commencing on May 19, 2020, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees.

Registration Rights

The holders of Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Placement Units, Private Placement Shares, Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) and any securities that may be issued upon conversion of working capital loans, if any, have registration rights to require the Company to register the resale of any of its securities held by them (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. These holders are also entitled to certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the Initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, the Sponsor may not exercise its demand and piggyback registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise its demand rights on more than one occasion. The Forward Purchase Units and securities underlying the Forward Purchase Units have substantially similar registration rights.

Note Payable - Related Party

The Company had a Note Payable to the Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses associated with the Public Offering. The Note Payable was payable on the earlier of: (i) December 31, 2019 or (ii) the date on which the Company consummated an initial public offering of its securities. At March 31, 2020, the Note Payable balance was $50,000. On April 21, 2020, the Company borrowed an additional $50,000 which increased the Note Payable balance to $100,000 which was paid in full using proceeds from the Public Offering and the Private Placement on May 27, 2020.

NOTE 4 — STOCKHOLDER’S EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. On February 3, 2020, the Company conducted a 1:575 stock split and reclassification resulting in 5,750,000 shares of Class B common stock outstanding (up  to 750,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) at March 31, 2020 and December 31, 2019. On April 21, 2020, 80,000 founder shares were transferred to the Company’s independent directors, at their par value.  On May 19, 2020, 718,750 shares of Class B common stock were returned to Company by the Sponsor for cancellation, resulting in a total of 5,031,250 Class B common stock outstanding (up to 656,250 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Warrants

Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of the Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company will as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, use its best efforts to file with the Securities and Exchange Commission (“SEC”) a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective within 60 business days after the closing of the Initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the Company’s warrant agreement. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act by the 60th business day after the closing of the Initial Business Combination, the Company will be required to permit holders to exercise their Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

The Company may call the Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

•	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of Class A common stock for capital raising purposes in connection with the closing of the Initial Business Combination (excluding any issuance of securities under the forward purchase agreement), at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the Initial Business Combination, and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Initial Business Combination (the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. Additionally, in no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the 18-month time period.

NOTE 5 — SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than described in these financial statements in relation to the Company’s Initial Public Offering and the transaction on June 24, 2020 described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On June 24, 2020, the Company executed a letter of intent with privately held Eos Energy Storage LLC (“EOS”) for a business combination transaction which would result in privately held EOS becoming a publicly listed company. Founded in 2008, EOS is an established provider of long-duration energy storage focused on providing a domestic solution to a global need: low-cost, safe, and environmentally friendly energy storage. The transaction contemplates a valuation of EOS of approximately $290,000,000. The proposed transaction would provide EOS with approximately $225,000,000 of additional new equity financing, including $50,000,000 of proceeds from a fully backstopped private placement of private equity by B. Riley Financial, assuming no public shareholders of the Company exercise their redemption rights at closing. The proposed transaction is expected to be completed in the fourth quarter of 2020, subject to, among other things, the negotiation and execution of a definitive agreement providing for the transaction, the approval by the Company’s shareholders, satisfaction of the conditions stated in the letter of intent and other customary closing conditions. Accordingly, there can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us,” “our” or the “Company” are to B. Riley Principal Merger Corp. II. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this Quarterly Report.

Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our Public Offering (as defined below) and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

We intend to effectuate an Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on May 22, 2020 (the “Closing Date”) and the private placement units to purchase shares of our Class A common stock (“Private Placement Warrants”) that closed on the Closing Date and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

Our business activities from inception to March 31, 2020 consisted primarily of our formation and preparation for our Public Offering that was completed on May 22, 2020, and since the offering on May 22, 2020, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

At March 31, 2020, we had cash of $14,894 and current liabilities of $85,625. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2020, we had a net loss of $454. Our net loss for the three months ended March 31, 2020, solely consisted of formation costs and general and administrative expenses. There was no operation of the Company during the three months ended March 31, 2019 as the Company was formed on June 3, 2019.

Liquidity and Capital Resources

Until the closing of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to our sponsor, B. Riley Principal Sponsor Co. II, LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000. The Note was repaid upon the closing of the Public Offering.

At March 31, 2020 we had cash of $14,894 and working capital deficit of $70,731.

We completed the sale of 17,500,000 units at an offering price of $10.00 per unit in the Public Offering. The Sponsor subscribed to purchase an aggregate of 650,000 units at a price of $10.00 per Private Placement Unit in a private placement that closed on May 22, 2020 simultaneously with the Public Offering. The sale of the 17,500,000 Units generated gross proceeds of $175,000,000, less underwriting commissions of $3,500,000 (2% of gross proceeds) and other offering costs of $523,135. The Private Placement Units generated $6,500,000 of proceeds.

Each unit consists of one share of our Class A common stock, $0.0001 par value (each a “public share”), and one-half of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Warrant” and, collectively, the “Warrants” and, with respect to the warrants underlying the Private Placement Units, the “Private Placement Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share.

We granted the underwriters a 45-day option to purchase on a pro rata basis up to 2,625,000 additional units at the initial public offering price less the underwriting discounts and commissions. On May 28, 2020, the underwriters confirmed that they will not be exercising their over-allotment option in whole or in part.

In addition, income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

We do not believe we will need to raise additional funds other than the funds raised in the Public Offering on May 22, 2020 in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination (including from our affiliates or affiliates of our Sponsor).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At March 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On May 19, 2020, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

We have engaged B. Riley FBR, Inc. as advisors in connection with the Initial Business Combination to assist us in arranging meetings with stockholders to discuss a potential business combination and the target business’ attributes, introduce us to potential investors that may be interested in purchasing our securities, assist us in obtaining stockholder approval for our Initial Business Combination and assist us with the preparation of press releases and public filings in connection with the Initial Business Combination. We will pay B. Riley FBR, Inc. for such services upon the consummation of the Initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an Initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Deferred Offering Costs

We comply with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs of $70,000 as of March 31, 2020 consist principally of costs incurred in connection with preparation for the Public Offering. These costs, together with the underwriter discount, were charged to capital upon completion of the Public Offering in May 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2020, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus dated May 19, 2020 filed with the SEC on May 20, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus dated May 19, 2020 filed with the SEC on May 20, 2020. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company's results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company's results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company's ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company's ability to have meetings with potential investors or affect the ability of a potential target company's personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company's ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On May 22, 2020, simultaneously with the closing of the Public Offering, we completed the private sale of 650,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to the Sponsor, generating gross proceeds to us of $6,500,000. The Private Placement Units are substantially identical to the units sold as part of the units in the Public Offering (as described below), except that our Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of our Initial Business Combination. The Private Placement Units are also not redeemable by us so long as they are held by our Sponsor or its permitted transferees, and they may be exercised by our Sponsor and its permitted transferees on a cashless basis. The Private Placement Units were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds

On May 22, 2020, we consummated the Public Offering of 17,500,000 Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of our Initial Business Combination and 12 months from the closing of the Public Offering and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the warrants either for cash once the warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the warrants become exercisable.

The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $175,000,000. B. Riley FBR, Inc. served as the sole book-running manager for the offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-237812). The SEC declared the registration statements effective on May 20, 2020.

We paid a total of $3,500,000 in underwriting discounts and commissions and $523,135 for other costs and expenses related to the Public Offering. B. Riley FBR, Inc., an underwriter in the Public Offering, and an affiliate of us and our Sponsor (which Sponsor beneficially owns more than 10% of our common stock) received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was approximately $177,439,000, of which $176,750,000 (or $10.10 per unit sold in the Public Offering) was placed in the Trust Account. We also repaid $100,000 in noninterest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Principal Merger Corp. II

Date: June 26, 2020	By:	/s/ DANIEL SHRIBMAN
Name: Daniel Shribman
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)