Form 10-Q
period 2020-06-30
B. Riley Principal Merger Corp. II
filed 2020-08-12
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were 18,150,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 5,031,250 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

B. Riley Principal Merger Corp. II

Quarterly Report on Form 10-Q

Table of Contents

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2020 and December 31, 2019	1
	Condensed Statements of Operations for the three and six months ended June 30, 2020 and period from June 3, 2019 (Inception) through June 30, 2019	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2020 and period from June 3, 2019 (Inception) through June 30, 2019	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2020 and period from June 3, 2019 (Inception) through June 30, 2019	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signatures	20

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY PRINCIPAL MERGER CORP. II

Condensed Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets:
Cash	$496,557	$—
Due from related party	—	1
Prepaid expenses	257,884	—
Total current assets	754,441	1
Cash and cash equivalents held in Trust Account	176,761,388	—
Total assets	$177,515,829	$1
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$36,093	$278
Accrued expenses	27,751	—
Payable to Related Party	14,194	—
Total liabilities	78,038	278

Commitments
Class A Common stock subject to possible redemption; 17,074,119 (at redemption value of approximately $10.10 per share at June 30, 2020)	172,437,785	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,075,881 issued and outstanding as of June 30, 2020 and none issued and outstanding as of December 31, 2019 (excluding 17,074,119 subject to possible redemption)	108	—
Class B Common stock, $0.0001 par value; 25,000,000 shares authorized; 4,375,000 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	437	575
Additional paid-in capital	5,086,056	—
Accumulated deficit	(86,595)	(852)
Total stockholders’ equity (deficit)	5,000,006	(277)
Total liabilities and stockholders’ equity (deficit)	$177,515,829	$1

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP. II

Condensed Statements of Operations

(Unaudited)

			Period from
			June 3,
	Three	Six	2019
	Months Ended	Months Ended	(Inception) through
	June 30, 2020	June 30, 2020	June 30, 2019

Operating costs	$96,677	$97,131	$—
Loss from operations	(96,677)	(97,131)	—

Other income:
Interest income	11,388	11,388	—
Net loss	$(85,289)	$(85,743)	$—

Weighted average shares outstanding, basic and diluted (1)	7,480,788	6,240,394	5,000,000

Basic and diluted loss per common share	$(0.01)	$(0.01)	$0.00

(1)	Excludes an aggregate of up to 17,074,119 shares subject to possible redemption.

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP. II

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

Three months ended June 30, 2020 and Period from June 3, 2019 (Inception) through June 30, 2019

							Total
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 3, 2019 (Inception)(1)	—	$—	5,750,000	$575	$—	$(574)	$1
Net loss for the period June 3, 2019 (Inception) through June 30, 2019	—	—	—	—	—	—	—
Balance, June 30, 2019	—	$—	5,750,000	$575	$—	$(574)	$1

Balance, April 1, 2020 (1)	—	$—	5,750,000	$575	$—	$(1,306)	$(731)
Cancellation of Founder Shares	—	—	(718,750)	(72)	72	—	—
Forfeiture of Class B common stock by Sponsor	—	—	(656,250)	(66)	66	—	—
Class A common stock issued net of offering costs of $3,976,189	17,500,000	1,750	—	—	171,022,061	—	171,023,811
Private Placement of Class A common stock issued	650,000	65	—	—	6,499,935	—	6,500,000
Common stock subject to possible redemption	(17,074,119)	(1,707)	—	—	(172,436,078)	—	(172,437,785)
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(85,289)	(85,289)
Balance, June 30, 2020	1,075,881	$108	4,375,000	$437	$5,086,056	$(86,595)	$5,000,006

Six months ended June 30, 2020 and Period from June 3, 2019 (Inception) through June 30, 2019

							Total
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares (1)	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 3, 2019 (Inception)(1)	—	$—	5,750,000	$575	$—	$(574)	$1
Net loss for the period June 3, 2019 (Inception) through June 30, 2019	—	—	—	—	—	—	—
Balance, June 30, 2019	—	$—	5,750,000	$575	$—	$(574)	$1

Balance, January 1, 2020 (1)	—	$—	5,750,000	$575	$—	$(852)	$(277)
Cancellation of Founders	—	—	(718,750)	(72)	72	—	—
Forfeiture of Class B common stock by Sponsor			(656,250)	(66)	66		—
Class A common stock issued net of offering costs of $3,976,189	17,500,000	1,750	—	—	171,022,061	—	171,023,811
Private Placement of Class A common stock issued	650,000	65			6,499,935		6,500,000
Common stock subject to possible redemption	(17,074,119)	(1,707)			(172,436,078)		(172,437,785)
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(85,743)	(85,743)
Balance, June 30, 2020	1,075,881	$108	4,375,000	$437	$5,086,056	$(86,595)	$5,000,006

(1)	Includes an aggregate of 750,000 shares that are subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full (Note 4). On February 3, 2020, the Company conducted a 1:575 stock split and reclassification for each share outstanding (Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL MERGER CORP. II

Condensed Statements of Cash Flows

(Unaudited)

		Period from
		June 3,
	Six	2019
	Months Ended	(Inception) through
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(85,743)	$—
Interest earned on investments held in Trust Account	(11,388)
Change in operating assets and liabilities:
Prepaid expenses	(257,884)	—
Increase in accounts payable and accrued expenses	63,566	—
Increase in due from related party	14,195	—
Net cash used in operating activities	(277,254)	—
Cash flows from investing activities:
Proceeds deposited in Trust Account	(176,750,000)	—
Net cash used in investing activities	(176,750,000)	—
Cash flows from financing activities:
Proceeds from note payable - related party	100,000	—
Repayment of note payable - related party	(100,000)	—
Proceeds from sale of Units in Public Offering	175,000,000	—
Proceeds from sale of Units in Private Placement	6,500,000	—
Payment of underwriting discounts	(3,500,000)	—
Payment of offering expenses	(476,189)	—
Net cash provided by financing activities	177,523,811	—
Increase in cash	496,557	—
Cash, beginning of year	—	—
Cash, end of period	$496,557	$—

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

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

As of June 30, 2020, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

Public Offering

The Company completed the sale of 17,500,000 units (the “Units”) at an offering price of $10.00 per Unit in the Public Offering on May 22, 2020. B. Riley Principal Sponsor Co. II, LLC (the “Sponsor”), a Delaware limited liability company and a wholly-owned indirect subsidiary of B. Riley Financial, Inc. (“B. Riley Financial”), purchased an aggregate of 650,000 Units at a price of $10.00 per Unit (the “Private Placement Units”) in a private placement that closed on May 22, 2020 simultaneously with the Public Offering (the “Private Placement”). The sale of the 17,500,000 Units in the Public Offering (the “Public Units”) generated gross proceeds of $175,000,000, less underwriting commissions of $3,500,000 (2% of the gross proceeds of the Public Offering) and other offering costs of $476,189. The Private Placement Units generated $6,500,000 of gross proceeds.

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

Sponsor and Note Payable - Related Party

On February 4, 2020, the Sponsor agreed to loan the Company up to $300,000 (see Note 3) to support the Company’s initial formation and operations. In February 2020, the Company borrowed $50,000 and in April 2020 the Company borrowed an additional $50,000 which increased the Note Payable balance to $100,000 which was paid in full using proceeds from the Public Offering and the Private Placement. At June 30, 2020, there were no amounts outstanding on the Note Payable.

The Trust Account

Upon completion of the Public Offering, $176,750,000 of proceeds were held in the Company’s trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account, which was $1,284,805 on May 22, 2020, of which $100,000 was used to pay the Note Payable to Sponsor and $476,189 was used to pay the offering costs. The balance in the Trust Account at June 30, 2020 was $176,761,388.

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

The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on May 20, 2020, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on May 28, 2020.

Loss Per Common Share

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Public Offering and the Private Placement to purchase 9,075,000 shares of Class A common stock, in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented. In February 2020, the Company completed a stock split of 1 to 575 shares of Class B common stock, resulting in 5,750,000 shares of Class B common stock issued and outstanding. The financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

Reconciliation of Income (Loss) Per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to shares of common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

			Period from
			June 3,
	Three	Six	2019
	Months Ended	Months Ended	(Inception) through
	June 30, 2020	June 30, 2020	June 30, 2019

Net loss	$(85,289)	$(85,743)	$—
Less: Loss attributable to common stock subject to possible redemption	—	—	—

Adjusted net loss	$(85,289)	$(85,743)	$—

Weighted average shares outstanding, basic and diluted	7,480,788	6,240,394	5,000,000

Basic and diluter loss per common share	$(0.01)	$(0.01)	$—

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019.

Class A Common Stock Subject To Possible Redemption

At discussed in Note 1, all of the 17,500,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature. In accordance with FASB ASC 480, “Distinguishing Liabilities From Equity,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” The total offering costs incurred by the Company in connection with the Public Offering was $476,189. These costs and the underwriter discount, of $3,500,000, were charged to capital upon completion of the Public Offering on May 22, 2020.

Income Taxes

Prior to the change in ownership on May 22, 2020 as a result of the Public Offering, the Company was included in the consolidated tax return of B. Riley Financial (the “Parent”). During this period, the Company calculated the provision for income taxes by using a “separate return” method. Under this method the Company is assumed to file a separate return with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to, or receiving the appropriate refund from, the Parent. The current provision was the amount of tax payable or refundable on the basis of a hypothetical, current year, separate return. Following changes in ownership on May 22, 2020, the Company deconsolidated from the Parent for tax purposes. Beginning May 22, 2020, the Company files separate corporate federal and state and local income tax returns.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There was no provision for income taxes for the three and six months ended June 30, 2020 and 2019.

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of June 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of June 30, 2020 and December 31, 2019. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 3, 2019, 10,000 shares of the Company’s common stock were issued to B. Riley Principal Investments, LLC. On February 3, 2020, the Company conducted a 1:575 stock split and reclassification, resulting in B. Riley Principal Investments, LLC holding 5,750,000 shares of Class B common stock (the “Founder Shares”). All of the Founder Shares were contributed to the Sponsor in January 2020. The financial statements reflect the issuance of these shares retroactively for all periods presented. On April 21, 2020, 20,000 Founder Shares were transferred to each of four independent directors of the Company, at their par value. On May 19, 2020, the Sponsor returned 718,750 shares of Class B common stock to Company for cancellation, resulting in a total of 5,031,250 Founder Shares outstanding. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, the Founder Shares will automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail above, have agreed to certain restrictions and will have certain registration rights with respect thereto. Up to 656,250 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option to purchase additional Units was exercised. On May 28, 2020, the underwriters confirmed that they will not be exercising their over-allotment option in whole or in part, as such 656,250 Founder Shares have been forfeited. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of Company common stock upon completion of the Public Offering excluding the shares underlying the Private Placement Units (the “Private Placement Shares”).

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

Administrative Fees

Commencing on May 19, 2020, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. During the three and six months ended June 30, 2020, the Company was charged a total of $14,194 by the Sponsor. These amounts are included in amounts payable to related party at June 30, 2020. Upon completion of the Company’s Initial Business Combination or liquidation, the Company will cease paying these monthly fees.

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

Note Payable - Related Party

The Company had a Note Payable to the Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses associated with the Public Offering. The Note Payable was payable on the earlier of: (i) December 31, 2019 or (ii) the date on which the Company consummated an initial public offering of its securities. In February 2020, the Company borrowed $50,000 and in April 2020 the Company borrowed an additional $50,000 which increased the Note Payable balance to $100,000 which was paid in full using proceeds from the Public Offering and the Private Placement. At June 30, 2020, there were no amounts outstanding on the Note Payable.

NOTE 4 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. On February 3, 2020, the Company conducted a 1:575 stock split and reclassification resulting in 5,750,000 shares of Class B common stock outstanding (up  to 750,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) at March 31, 2020 and December 31, 2019. On April 21, 2020, 80,000 founder shares were transferred to the Company’s independent directors, at their par value.  On May 19, 2020, 718,750 shares of Class B common stock were returned to the Company by the Sponsor for cancellation, resulting in a total of 5,031,250 Class B common stock outstanding. At June 30, 2020, there were 18,150,000 shares of Class A common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

The Company may call the Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

NOTE 5 — FAIR VALUE INSTRUMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

There were no assets measure on a recurring basis at fair value at December 31, 2019. At June 30, 2020, there were cash equivalents in the amount our $176,761,388 with a fair value hierarchy of Level 1 that was used as valuation inputs by the Company to determine such fair value.

NOTE 6 — SUBSEQUENT EVENTS

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

Our business activities from inception to June 30, 2020 consisted primarily of our formation and preparation for our Public Offering that was completed on May 22, 2020, and since the offering on May 22, 2020, our activity has been limited to identifying and evaluating prospective acquisition targets for an Initial Business Combination.

At June 30, 2020, we had cash of $496,557 and current liabilities of $78,038. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2020, we had a net loss of $85,289. Our net loss for the three months ended June 30, 2020 consisted of interest income earned in the amount of $11,388 on funds held in the Trust Account and operating expenses that total $96,677.

For the six months ended June 30, 2020, we had a net loss of $85,743. Our net loss for the six months ended June 30, 2020 consisted of interest income earned in the amount of $11,388 on funds held in the Trust Account and operating expenses that total $97,131.

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

At June 30, 2020 we had cash of $496,557 and working capital of $698,877. The working capital of $698,877 excludes Delaware franchise taxes payable of $22,474 (which is included in accrued expenses at June 30, 2020) as franchise taxes are paid from the Trust account from interest income earned.

We completed the sale of 17,500,000 units at an offering price of $10.00 per unit in the Public Offering. The Sponsor subscribed to purchase an aggregate of 650,000 units at a price of $10.00 per Private Placement Unit in a private placement that closed on May 22, 2020 simultaneously with the Public Offering. The sale of the 17,500,000 Units generated gross proceeds of $175,000,000, less underwriting commissions of $3,500,000 (2% of gross proceeds) and other offering costs of $476,189. The Private Placement Units generated $6,500,000 of proceeds.

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

Contractual Obligations

At June 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On May 19, 2020, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. At June 30, 2020, the Company had outstanding warrants to purchase up to 9,075,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock since the exercise of the warrant is contingent upon the occurrence of future events. At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the periods presented. In February 2020, the Company completed a stock split of 1 to 575 shares of Class B common stock, resulting in 5,750,000 shares of Class B common stock issued and outstanding. The financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

Redeemable Shares of Class A Common Stock

All of the 17,500,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature. In accordance with FASB ASC 480, “Distinguishing Liabilities From Equity,” redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standard updates, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2020, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus dated May 19, 2020 filed with the SEC on May 20, 2020 and our 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on June 26, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus dated May 19, 2020 filed with the SEC on May 20, 2020 and our 10-Q for the quarterly period ended March 31, 2020 filed with the SEC on June 26, 2020.. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

B. Riley Principal Merger Corp. II

Date: August 12, 2020	By:	/s/ DANIEL SHRIBMAN
	Name:	Daniel Shribman
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial Officer)