Form 10-Q
period 2020-09-30
B. Riley Principal Merger Corp. II
filed 2020-11-12
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, there were 18,150,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,375,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

B. Riley Principal Merger Corp. II

Quarterly Report on Form 10-Q

Table of Contents

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	1
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019 and nine months ended September 30, 2020 and period from June 3, 2019 (Inception) through September 30, 2019 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended September 30, 2020 and 2019 and nine months ended September 30, 2020 and period from June 3, 2019 (Inception) through September 30, 2019 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and period from June 3, 2019 (Inception) through September 30, 2019 (Unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
	Signatures	21

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY PRINCIPAL MERGER CORP. II

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash	$315,105	$—
Due from related party	—	1
Prepaid expenses	236,226	—
Total current assets	551,331	1
Cash and cash equivalents held in Trust Account	176,777,682	—
Total assets	$177,329,013	$1
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$21,912	$278
Accrued expenses	1,786,970	—
Payable to Related Party	44,194	—
Total liabilities	1,853,076	278

Commitments
Class A Common stock subject to possible redemption; 16,878,805 (at redemption value of approximately $10.10 per share at September 30, 2020)	170,475,931	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,271,195 issued and outstanding as of September 30, 2020 and none issued and outstanding as of December 31, 2019 (excluding 16,878,805 subject to possible redemption)	127	—

Class B Common stock, $0.0001 par value; 25,000,000 shares authorized; 4,375,000 issued and outstanding as of September 30, 2020 and 5,750,000 (1) outstanding as of December 31, 2019, see Equity Statement	437	575
Additional paid-in capital	7,047,891	—
Accumulated deficit	(2,048,449)	(852)
Total stockholders’ equity (deficit)	5,000,006	(277)
Total liabilities and stockholders’ equity (deficit)	$177,329,013	$1

(1)	Includes an aggregate of 750,000 shares that are subject to forfeiture to the extent the underwriter’s overallotment is not exercised in full (Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY PRINCIPAL MERGER CORP. II

Condensed Consolidated Statements of Operations

(Unaudited)

				Period from June 3,
				2019
	Three	Three	Nine	(Inception)
	Months Ended	Months Ended	Months Ended	through
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Operating costs:	$1,978,148	$—	$2,075,279	$—
Loss from operations	(1,978,148)	—	(2,075,279)	—

Other income:
Interest income	16,294	—	27,682	—
Net loss	$(1,961,854)	$—	$(2,047,597)	$—

Weighted average shares outstanding, basic and diluted (1)(2)	5,450,881	5,000,000	7,654,134	5,000,000

Basic and diluted loss per common share	$(0.37)	$0.00	$(0.27)	$0.00

(1)	Excludes an aggregate of up to 16,878,805 shares subject to possible redemption.
(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $31,646 and $41,955 for the three and nine months ended September 30, 2020.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY PRINCIPAL MERGER CORP. II

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

Three months ended September 30, 2020 and 2019

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 1, 2019 (1)	—	$—	5,750,000	$575	$—	$(574)	$1
Net loss for the three months ended September 30, 2019	—	—	—	—	—	—	—
Balance, September 30, 2019	—	$—	5,750,000	$575	$—	$(574)	$1

Balance, July 1, 2020	1,075,881	$108	4,375,000	$437	$5,086,056	$(86,595)	$5,000,006
Common stock subject to possible redemption	195,314	19	—	—	1,961,835	—	1,961,854
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(1,961,854)	(1,961,854)
Balance, September 30, 2020	1,271,195	$127	4,375,000	$437	$7,047,891	$(2,048,449)	$5,000,006

Nine months ended September 30, 2020 and Period from June 3, 2019 (Inception) through September 30, 2019

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares (1)	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 3, 2019 (Inception) (1)	—	$—	5,750,000	$575	$—	$(574)	$1
Net loss for the period June 3, 2019 (Inception) through September 30, 2019	—	—	—	—	—	—	—
Balance, September 30, 2019	—	$—	5,750,000	$575	$—	$(574)	$1

Balance, January 1, 2020 (1)	—	$—	5,750,000	$575	$—	$(852)	$(277)
Forfeiture of Class B common stock by Sponsor	—	—	(718,750)	(72)	72	—	—
Cancellation of Founder Shares	—	—	(656,250)	(66)	66	—	—
Class A common stock issued net of offering costs of $3,976,189	17,500,000	1,750	—	—	171,022,061	—	171,023,811
Private Placement of Class A common stock issued	650,000	65	—	—	6,499,935	—	6,500,000
Common stock subject to possible redemption	(16,878,805)	(1,688)	—	—	(170,474,243)	—	(170,475,931)
Net loss for the nine months ended September 30, 2020	—	—	—	—	—	(2,047,597)	(2,047,597)
Balance, September 30, 2020	1,271,195	$127	4,375,000	$437	$7,047,891	$(2,048,449)	$5,000,006

(1)	Includes an aggregate of 750,000 shares that are subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full (Note 4). On February 3, 2020, the Company conducted a 1:575 stock split and reclassification for each share outstanding (Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY PRINCIPAL MERGER CORP. II

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Period from
		June 3, 2019
	Nine	(Inception)
	Months Ended	through
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(2,047,597)	$—
Interest earned on investments held in Trust Account	(27,682)	—
Change in operating assets and liabilities:
Prepaid expenses	(236,226)	—
Increase in accounts payable and accrued expenses	1,808,604	—
Increase in payable to related party	44,195	—
Net cash used in operating activities	(458,706)	—
Cash flows from investing activities:
Proceeds deposited in Trust Account	(176,750,000)	—
Net cash used in investing activities	(176,750,000)	—
Cash flows from financing activities:
Proceeds from note payable - related party	100,000	—
Repayment of note payable - related party	(100,000)	—
Proceeds from sale of Units in Public Offering	175,000,000	—
Proceeds from sale of Units in Private Placement	6,500,000	—
Payment of underwriting discounts	(3,500,000)	—
Payment of offering expenses	(476,189)	—
Net cash provided by financing activities	177,523,811	—
Increase in cash	315,105	—
Cash, beginning of year	—	—
Cash, end of period	$315,105	$—

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

Non-cash investing and financing activities:
Original value of Class A Common stock subject to possible redemption	$172,437,623	$—
Change in value of Class A Common stock subject to possible redemption	$(1,961,692)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY PRINCIPAL MERGER CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, NATURE OF BUSINESS OPERATIONS AND GOING CONCERN

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

All activity of the Company from June 3, 2019 (inception) through September 30, 2020 relates to the Company’s formation, initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets for a potential Business Combination. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

On June 3, 2019, 10,000 shares of the Company’s common stock were issued to B. Riley Principal Investments, LLC. On February 3, 2020, the Company conducted a 1:575 stock split and reclassification, resulting in B. Riley Principal Investments, LLC holding 5,750,000 shares of Class B common stock (the “Founder Shares”). All of the Founder Shares were contributed to B. Riley Principal Sponsor Co. II, LLC (the “Sponsor”), a Delaware limited liability company and a wholly-owned indirect subsidiary of B. Riley Financial, Inc. (“B. Riley Financial”), in January 2020.

Public Offering

The Company completed the sale of 17,500,000 units (the “Units”) at an offering price of $10.00 per Unit in the Public Offering on May 22, 2020. The Sponsor purchased an aggregate of 650,000 Units at a price of $10.00 per Unit (the “Private Placement Units”) in a private placement that closed on May 22, 2020 simultaneously with the Public Offering (the “Private Placement”). The sale of the 17,500,000 Units in the Public Offering (the “Public Units”) generated gross proceeds of $175,000,000, less underwriting commissions of $3,500,000 (2% of the gross proceeds of the Public Offering) and other offering costs of $476,189. The Private Placement Units generated $6,500,000 of gross proceeds.

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

Sponsor and Note Payable - Related Party

On February 4, 2020, the Sponsor agreed to loan the Company up to $300,000 (see Note 3) to support the Company’s initial formation and operations. In February 2020, the Company borrowed $50,000 and in April 2020 the Company borrowed an additional $50,000 which increased the Note Payable balance to $100,000, which was repaid in full in connection with the closing of the Public Offering using the proceeds from the Public Offering and the Private Placement. At September 30, 2020, there were no amounts outstanding on the Note Payable.

The Trust Account

Upon completion of the Public Offering, $176,750,000 of proceeds were held in the Company’s trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and have been invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account, which was $1,284,805 on May 22, 2020, of which $100,000 was used to pay the Note Payable to Sponsor and $476,189 was used to pay the offering costs. The balance in the Trust Account at September 30, 2020 was $176,777,682.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Business Combination by November 22, 2021, 18 months from the closing of the Public Offering; or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Business Combination by November 22, 2021, 18 months from the closing of the Public Offering (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s public shares (the “public stockholders”).

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be generally applied toward consummating a Business Combination. The Business Combination must occur with one or more businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares upon the completion of the Business Combination, either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

If the Company holds a stockholder meeting to approve the Business Combination, a public stockholder will have the right to redeem its public shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Business Combination by November 22, 2021, 18 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within 18 months of the closing of the Public Offering.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares (as defined below) held by them if the Company fails to complete the Business Combination within 18 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors or officers acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after a Business Combination, the Company’s remaining stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. The Company will provide its stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, under the circumstances, and, subject to the limitations, described herein.

Letter Agreement

The Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed, among other things (a) to waive their redemption rights with respect to any Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of the Business Combination, (b) to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of its public shares if it does not complete an Initial Business Combination within 18 months from the closing of the Public Offering and (c) to vote their Founder Shares and any Public Shares purchased during or after the Public Offering (including in open market and privately negotiated transactions) in favor of the Business Combination.

Going Concern Consideration

The Company has principally financed its operations from inception using proceeds from the promissory note from the Sponsor prior to the Public Offering and such amount of proceeds from the Public Offering and Private Placement that were placed in an account outside of the Trust Account (as defined below) for working capital purposes. In connection with the closing of the Public Offering and the Private Placement on May 22, 2020, an amount of $176,750,000 (or $10.10 per Class A common stock sold to the public in the Public Offering included in the Public Units) was placed in the Trust Account. As of September 30, 2020, the Company had $315,105 in its operating bank account, $176,777,682 in cash and cash equivalents held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connection therewith and a working capital deficit of $1,229,514, which includes Delaware franchise taxes payable of $72,231 (which is included in accrued expenses at September 30, 2020) as franchise taxes are paid from the Trust account from interest income earned.

If our funds are insufficient to meet the expenditures required for operating our business through the consummation of the planned merger as more fully described in Note 6 or in the event that a Business Combination is not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. Accordingly, the Company may not be able to obtain additional financing or raise additional capital to finance its ongoing operations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 22, 2021, the scheduled liquidation date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on May 20, 2020, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on May 28, 2020.

Loss Per Common Share

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Public Offering and the Private Placement to purchase 9,075,000 shares of Class A common stock, in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented. In February 2020, the Company completed a stock split of 1 to 575 shares of Class B common stock, resulting in 5,750,000 shares of Class B common stock issued and outstanding. The financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

Reconciliation of Income (Loss) Per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to shares of common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

				Period from
				June 3, 2019
	Three	Three	Nine	(Inception)
	Months Ended	Months Ended	Months Ended	through
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net loss	$(1,961,854)	$—	$(2,047,597)	$—
Less: Loss attributable to common stock subject to possible redemption	(31,646)	—	(41,955)	—

Adjusted net loss	$(1,993,500)	$—	$(2,089,552)	$—

Weighted average shares outstanding, basic and diluted	5,450,881	5,000,000	7,654,134	5,000,000

Basic and diluted loss per common share	$(0.37)	$—	$(0.27)	$—

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

There was no provision for income taxes for the three and nine months ended September 30, 2020 and for the three months ended September 30, 2019 and the period from June 3, 2019 (Inception) through September 30, 2019.

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of September 30, 2020 and December 31, 2019. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 3, 2019, 10,000 shares of the Company’s common stock were issued to B. Riley Principal Investments, LLC. On February 3, 2020, the Company conducted a 1:575 stock split and reclassification, resulting in B. Riley Principal Investments, LLC holding 5,750,000 shares of Class B common stock, representing the Founder Shares. All of the Founder Shares were contributed to the Sponsor in January 2020. The financial statements reflect the issuance of these shares retroactively for all periods presented. On April 21, 2020, 20,000 Founder Shares were transferred to each of four independent directors of the Company, at their par value. On May 19, 2020, the Sponsor returned 718,750 shares of Class B common stock to Company for cancellation, resulting in a total of 5,031,250 Founder Shares outstanding. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, the Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail above, have agreed to certain restrictions and will have certain registration rights with respect thereto. Up to 656,250 Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option to purchase additional Units was exercised. On May 28, 2020, the underwriters confirmed that they will not be exercising their over-allotment option in whole or in part, as such 656,250 Founder Shares have been forfeited. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of Company common stock upon completion of the Public Offering excluding the shares underlying the Private Placement Units (the “Private Placement Shares”).

The Company’s initial stockholders, officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (iii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Business Combination Marketing Agreement

Pursuant to a business combination marketing agreement, the Company engaged B. Riley FBR, Inc. as advisors in connection with its Business Combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its Business Combination and assist it with the preparation of press releases and public filings in connection with the Business Combination. The Company will pay B. Riley FBR, Inc. for such services upon the consummation of the Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete a Business Combination.

Administrative Fees

Commencing on May 19, 2020, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. During the three and nine months ended September 30, 2020, the Company was charged a total of $30,000 and $44,194 by the Sponsor. These amounts are included in amounts payable to related party at September 30, 2020. Upon completion of the Company’s Business Combination or liquidation, the Company will cease paying these monthly fees.

Registration Rights

The holders of Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Placement Units, Private Placement Shares, Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) and any securities that may be issued upon conversion of working capital loans, if any, have registration rights to require the Company to register the resale of any of its securities held by them (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. These holders are also entitled to certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, the Sponsor may not exercise its demand and piggyback registration rights after five and seven years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise its demand rights on more than one occasion.

Note Payable - Related Party

The Company had a Note Payable to the Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses associated with the Public Offering. The Note Payable was payable on the earlier of: (i) December 31, 2019 or (ii) the date on which the Company consummated an initial public offering of its securities. In February 2020, the Company borrowed $50,000 and in April 2020 the Company borrowed an additional $50,000 which increased the Note Payable balance to $100,000 which was paid in full using proceeds from the Public Offering and the Private Placement. At September 30, 2020, there were no amounts outstanding on the Note Payable.

Equity Commitment Letter

As further described in Note 6 below, in connection with the proposed Business Combination with Eos, on September 7, 2020, the Company entered into an equity commitment letter with B. Riley Financial (the “Equity Commitment Letter”), pursuant to which B. Riley Financial committed to purchase up to 4,000,000 shares of Class A common stock, at a price per share of $10.00 per share, or up to $40,000,000 in equity financing at Closing, less the number of shares of Class A common stock issued pursuant to subscription agreements with investors entered into prior to the Closing. The Equity Commitment Letter effectively terminated the forward purchase agreement entered at the time of the Public Offering requiring the Sponsor and its affiliate to purchase immediately prior to the closing of the Business Combination an aggregate of 2,500,000 units, each comprised of one share of Class A common stock and one-half of one warrant.

NOTE 4 — STOCKHOLDER’S EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock. If the Company enters into a Business Combination, it may (depending on the terms of such a Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Business Combination, to the extent the Company seeks stockholder approval in connection with the Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. On February 3, 2020, the Company conducted a 1:575 stock split and reclassification resulting in 5,750,000 shares of Class B common stock outstanding (up  to 750,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On April 21, 2020, 80,000 founder shares were transferred to the Company’s independent directors, at their par value.  On May 19, 2020, 718,750 shares of Class B common stock were returned to the Company by the Sponsor for cancellation, resulting in a total of 5,031,250 Class B common stock outstanding. At September 30, 2020, there were 18,150,000 shares (which includes 16,878,805 shares subject to possible redemption) of Class A common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Warrants

Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of the Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company will as soon as practicable, but in no event later than 15 business days, after the closing of the Business Combination, use its best efforts to file with the Securities and Exchange Commission (“SEC”) a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective within 60 business days after the closing of the Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the Company’s warrant agreement. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act by the 60th business day after the closing of the Business Combination, the Company will be required to permit holders to exercise their Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of Class A common stock for capital raising purposes in connection with the closing of the Business Combination (excluding any issuance of securities under the forward purchase agreement), at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the Initial Business Combination, and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. Additionally, in no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete an Business Combination within the 18-month time period.

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

There were no assets measure on a recurring basis at fair value at December 31, 2019. At September 30, 2020, there were cash equivalents in the amount our $176,777,682 with a fair value hierarchy of Level 1 that was used as valuation inputs by the Company to determine such fair value.

NOTE 6 – MERGER AGREEMENT

On September 7, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BMRG Merger Sub, LLC, a wholly-owned subsidiary of the Company and a Delaware limited liability company (“Merger Sub I”), BMRG Merger Sub II, LLC, a wholly-owned subsidiary of the Company and a Delaware limited liability company (“Merger Sub II”), Eos Energy Storage LLC, a Delaware limited liability company (“Eos”), New Eos Energy LLC, a wholly-owned subsidiary of Eos and a Delaware limited liability company (“Newco”) and AltEnergy Storage VI, LLC, a Delaware limited liability company (“AltEnergy”). In connection with the proposed business combination (the “Business Combination”): (1) Merger Sub I will merge with and into Newco (the “First Merger”), whereupon the separate existence of Merger Sub I will cease, and Newco will continue as the surviving company (such company, in its capacity as the surviving company of the First Merger, is sometimes referred to as the “First Surviving Company”) and become a wholly owned subsidiary of the Company; and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, the First Surviving Company will merge with and into Merger Sub II, whereupon the separate existence of the First Surviving Company will cease, and Merger Sub II will continue as the surviving company and a wholly owned subsidiary of the Company. Upon the closing of the business combination (the “Closing”), it is anticipated that the Company will change its name to “Eos Energy Enterprises, Inc.”

Subject to certain downward adjustments, and the other terms and conditions set forth in the Merger Agreement, at Closing Eos’s securityholders (the “Sellers”), will receive aggregate consideration equal to up to $300 million of shares of the Company’s common stock (including shares issuable upon exercise of certain options to acquire such shares), or up to 30,000,000 shares (assuming exercise of certain options to acquire such shares). The Merger Agreement also contemplates the issuance of an additional 2,000,000 shares of the Company’s common stock to Eos’s securityholders pending the achievement (if any) of certain earnout targets pursuant to the terms of the Merger Agreement.

The Closing is subject to certain customary conditions, including, among other things, that the Company has an aggregate of at least $110 million of cash (before taking into account certain expenses) available, including from the Trust Account and from the proceeds of investments of equity financing sources.

In order to help meet the condition under the Merger Agreement that there is at least $110 million of cash available upon the Closing (before taking into account certain expenses), the Company entered into an Equity Commitment Letter with B. Riley Financial, pursuant to which B. Riley Financial committed to purchase up to 4,000,000 shares of Class A common stock, at a price per share of $10.00 per share, or up to $40,000,000 in equity financing at Closing, less the number of shares of Class A common stock already issued pursuant to subscription agreements entered into with investors prior to the Closing. The Equity Commitment Letter effectively terminated the forward purchase agreement entered at the time of the Public Offering requiring the Sponsor and its affiliate to purchase, immediately prior to the Closing, an aggregate of 2,500,000 units, each comprised of one share of Class A common stock and one-half of one warrant.

The Company and the Sponsor will enter into a letter agreement at the Closing, pursuant to which the Sponsor will agree to subject 1,718,000 of its shares in the Company (the “Sponsor Shares”), which formerly constituted shares of Class B common stock of the Company held by the Sponsor, to certain transfer and other restrictions, under which (a) 859,000 Sponsor Shares will be restricted from being transferred unless and until either, for a period of five years after the Closing, (i) the share price of the Company equals or exceeds $12.00 per share for any 20 trading days within any consecutive 30-trading day period or (ii) a change of control occurs for a share price of the Company equaling or exceeding $12.00 per share, and (b) the remaining 859,000 Sponsor Shares are subject to similar restrictions except that the threshold is increased from $12.00 to $16.00. If after the five-year period, there are no triggering events, the Sponsor Shares will be forfeited and canceled for no consideration. If after the five-year period, only the triggering event described in clause (a) above has occurred, the remaining 859,000 Sponsor Shares described in clause (b) will be forfeited and canceled for no consideration.

NOTE 7 — SUBSEQUENT EVENTS

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

Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “will”, “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our Public Offering (as defined below) and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

We intend to effectuate a Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on May 22, 2020 (the “Closing Date”) and the private placement units to purchase shares of our Class A common stock (“Private Placement Warrants”) that closed on the Closing Date and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

Our business activities from inception to September 30, 2020 consisted primarily of our formation and preparation for our Public Offering that was completed on May 22, 2020, and since the offering on May 22, 2020, our activity has been limited to identifying and evaluating prospective acquisition targets for a Business Combination.

At September 30, 2020, we had cash of $315,105 and current liabilities of $1,853,076. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Merger Agreement with Eos

On September 7, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BMRG Merger Sub, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub I”), BMRG Merger Sub II, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub II”), Eos Energy Storage LLC, a Delaware limited liability company (“Eos”), New Eos Energy LLC, a wholly-owned subsidiary of Eos and a Delaware limited liability company (“Newco”) and AltEnergy Storage VI, LLC, a Delaware limited liability company (“AltEnergy”). In connection with the proposed business combination (the “Business Combination”): (1) Merger Sub I will merge with and into Newco (the “First Merger”), whereupon the separate existence of Merger Sub I will cease, and Newco will continue as the surviving company (such company, in its capacity as the surviving company of the First Merger, is sometimes referred to as the “First Surviving Company”) and become our wholly owned subsidiary; and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, the First Surviving Company will merge with and into Merger Sub II, whereupon the separate existence of the First Surviving Company will cease, and Merger Sub II will continue as the surviving company and our wholly owned subsidiary. Upon the closing of the business combination (the “Closing”), it is anticipated that we will change its name to “Eos Energy Enterprises, Inc.”

Subject to certain downward adjustments, and the other terms and conditions set forth in the Merger Agreement, at Closing Eos’s securityholders (the “Sellers”), will receive aggregate consideration equal to up to $300 million of shares of our common stock (including shares issuable upon exercise of certain options to acquire such shares), or up to 30,000,000 shares (assuming exercise of certain options to acquire such shares). The Merger Agreement also contemplates the issuance of an additional 2,000,000 shares of our common stock to Eos’s securityholders pending the achievement (if any) of certain earnout targets pursuant to the terms of the Merger Agreement.

The Closing is subject to certain customary conditions, including, among other things, that we have an aggregate of at least $110 million of cash (before taking into account certain expenses) available, including from the Trust Account.

In order to help meet the condition under the Merger Agreement that we have at least $110 million of cash available upon the Closing (before taking into account certain expenses), we have entered into an Equity Commitment Letter with B. Riley Financial, pursuant to which B. Riley Financial committed to purchase up to 4,000,000 shares of Class A common stock, at a price per share of $10.00 per share, or up to $40,000,000 in equity financing at Closing, less the number of shares of Class A common stock already issued pursuant to subscription agreements entered into with investors prior to the Closing. The Equity Commitment Letter effectively terminated the forward purchase agreement entered at the time of the Public Offering requiring our Sponsor and its affiliate to purchase, immediately prior to the Closing, an aggregate of 2,500,000 units, each comprised of one share of Class A common stock and one-half of one warrant.

The Company and the Sponsor will enter into a letter agreement at the Closing, pursuant to which the Sponsor will agree to subject 1,718,000 of its shares in the Company (the “Sponsor Shares”), which formerly constituted shares of Class B common stock of the Company held by the Sponsor, to certain transfer and other restrictions, under which (a) 859,000 Sponsor Shares will be restricted from being transferred unless and until either, for a period of five years after the Closing, (i) the share price of the Company equals or exceeds $12.00 per share for any 20 trading days within any consecutive 30-trading day period or (ii) a change of control occurs for a share price of the Company equaling or exceeding $12.00 per share, and (b) the remaining 859,000 Sponsor Shares are subject to similar restrictions except that the threshold is increased from $12.00 to $16.00. If after the five-year period, there are no triggering events, the Sponsor Shares will be forfeited and canceled for no consideration. If after the five-year period, only the triggering event described in clause (a) above has occurred, the remaining 859,000 Sponsor Shares described in clause (b) will be forfeited and canceled for no consideration.

Additional information regarding Eos and the Business Combination is available in the definitive proxy statement filed by the Company with the SEC on October 23, 2020.

Results of Operations

For the three months ended September 30, 2020, we had a net loss of $1,961,854. Our net loss for the three months ended September 30, 2020 consisted of interest income earned in the amount of $16,294 on funds held in the Trust Account and operating expenses that total $1,978,148 which was primarily incurred in pursuit of our acquisition plans.

For the nine months ended September 30, 2020, we had a net loss of $2,047,597. Our net loss for the nine months ended September 30, 2020 consisted of interest income earned in the amount of $27,682 on funds held in the Trust Account and operating expenses that total $2,075,279 which was primarily incurred in pursuit of our acquisition plans.

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

Since the Public Offering on May 22, 2020, the Company has principally financed its operations with proceeds from the Public Offering and Private Placement that were placed in an account outside of the Trust Account (as defined below) for working capital purposes. In connection with the closing of the Public Offering and the Private Placement on May 22, 2020, an amount of $176,750,000 (or $10.10 per Class A common stock sold to the public in the Public Offering included in the Public Units) was placed in the Trust Account. As of September 30, 2020, the Company had $315,105 in its operating bank account, $176,777,682 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A Common Stock in connection therewith and a working capital deficit of $1,229,514, which includes Delaware franchise taxes payable of $72,231 (which is included in accrued expenses at September 30, 2020) as franchise taxes are paid from the Trust account from interest income earned.

In addition, income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

If our funds are insufficient to meet the expenditures required for operating our business through the consummation of the planned merger as more fully described in Note 6 or in the event that that a Business Combination is not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. Accordingly, the Company may not be able to obtain additional financing or raise additional capital to finance its ongoing operations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 22, 2021, the scheduled liquidation date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contractual Obligations

At September 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On May 19, 2020, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon the earlier of the completion of the Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

We have engaged B. Riley FBR, Inc. as advisors in connection with the Business Combination to assist us in arranging meetings with stockholders to discuss a potential business combination and the target business’ attributes, introduce us to potential investors that may be interested in purchasing our securities, assist us in obtaining stockholder approval for our Business Combination and assist us with the preparation of press releases and public filings in connection with the Business Combination. We will pay B. Riley FBR, Inc. for such services upon the consummation of the Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an Initial Business Combination.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. At September 30, 2020, the Company had outstanding warrants to purchase up to 9,075,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted income (loss) per share of common stock since the exercise of the warrant is contingent upon the occurrence of future events. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per share is the same as basic loss per share for the periods presented. In February 2020, the Company completed a stock split of 1 to 575 shares of Class B common stock, resulting in 5,750,000 shares of Class B common stock issued and outstanding. The financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, we were not subject to any material market or interest rate risk. The net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On May 22, 2020, simultaneously with the closing of the Public Offering, we completed the private sale of 650,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to the Sponsor, generating gross proceeds to us of $6,500,000. The Private Placement Units are substantially identical to the units sold as part of the units in the Public Offering (as described below), except that our Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of our Business Combination. The Private Placement Units are also not redeemable by us so long as they are held by our Sponsor or its permitted transferees, and they may be exercised by our Sponsor and its permitted transferees on a cashless basis. The Private Placement Units were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds

On May 22, 2020, we consummated the Public Offering of 17,500,000 Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of our Business Combination and 12 months from the closing of the Public Offering and will expire five years after the completion of our Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the warrants either for cash once the warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the warrants become exercisable.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 7, 2020, by and among the Registrant, BMRG Merger Sub, LLC, BMRG Merger Sub II, LLC, Eos Energy Storage LLC, New Eos Energy LLC and AltEnergy Storage VI, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2020).

10.1	Equity Commitment Letter, dated as of September 7, 2020, by and between the Registrant and B. Riley Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. Riley Principal Merger Corp. II

Date: November 12, 2020	By:	/s/ DANIEL SHRIBMAN
Name: Daniel Shribman
Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)