Form 10-K
period 2020-12-31
Eos Energy Enterprises, Inc.
filed 2021-02-26
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
EOS ENERGY ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-39291	84-4290188
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
3920 Park Avenue
Edison, New Jersey 08820
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (732) 225-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	EOSE	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of common stock	EOSEW	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐
Non-Accelerated Filer ☒ Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was approximately $187 million based upon the closing sale price of our common stock of $10.73 on that date. As of February 22, 2021, there were 51,801,259 shares of the registrant’s common stock issued and outstanding.

Frequently used terms

Unless otherwise stated or unless the context otherwise requires, the terms “Company,” “we,” “us,” “our,” and “Eos” refer to Eos Energy Enterprises, Inc., a Delaware corporation, the term “BMRG” refers to the Company prior to the consummation of the business combination. In this Form 10-K:

• “Charter” means the third amended and restated certificate of incorporation of the Company.
• “EES ” means Eos Energy Storage LLC.
• “Exchange Act” means the Securities Exchange Act of 1934, as amended.
• “Founder shares” means the shares of common stock, which were formerly shares of Class B common stock purchased, by BMRG’s initial stockholders.
•“GAAP” means United States generally accepted accounting principles, consistently applied, as in effect from time to time.
•“IPO” means the Company’s initial public offering, consummated on May 22, 2020, through the sale of 17,500,000 units at $10.00 per unit.
•“Nasdaq” means The Nasdaq Capital Market.
•“Private placement” means the private sale of the private placement units simultaneously with the closing of the IPO.
•“Private placement shares” means the shares of common stock included in the private placement units.

•“Private placement units” means the 650,000 units at $10.00 per private placement unit purchased by the Sponsor in the private placement, each of which consists of one share of common stock and one-half of one private placement warrant. The private placement units were separated into their component parts upon the consummation of the business combination.
• “Private placement warrants” means the warrants underlying the private placement units issued in the private placement, each of which is exercisable for one share of common stock at $11.50 per share.
• “Public warrants” means the 8,750,000 redeemable warrants sold as part of the units in the IPO.
•“SEC” means the U.S. Securities and Exchange Commission.
•“Securities Act” means the Securities Act of 1933, as amended.
•“Sponsor” means B. Riley Principal Sponsor Co. II, LLC.
•“Trust account” means the trust account established in connection with the IPO.
•“warrants” means the private placement warrants and public warrants.

Our website address is www.eosenergystorage.com, and our board committee charters and other corporate governance documentation is available at https://investors.eose.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.

Forward Looking Statements

All statements included in this Annual Report on Form 10-K ("Annual Report"), other than statements or characterizations of historical fact, are forward-looking statements. These “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of Eos Energy Enterprises Inc. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward- looking statements. Forward-looking statements in this Form 10-K may include, but are not limited to, statements about:

•the ability to maintain the listing of our common stock on Nasdaq;
•our ability to raise financing in the future;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•our public securities’ potential liquidity and trading;
•changes adversely affecting the business in which we are engaged;
•unfavorable conditions or disruptions in the capital and credit markets;
•our ability to forecast trends accurately;
•our ability to generate cash, service indebtedness and incur additional indebtedness;
•our ability to develop efficient manufacturing processes to scale and to forecast related costs and efficiencies accurately;
•restrictive covenants that may limit our business and our ability to engage in certain corporate and financial transactions;
•our ability to obtain capital on commercially reasonable terms;
•fluctuations in our revenue and operating results;
•competition from existing or new competitors;

•risks associated with security breaches in our information technology systems;
•risks related to legal proceedings or claims, including liability claims;
•risks related to labor disputes;
•risks associated with changes in federal, state, or local laws;
•risks associated with potential costs of regulatory compliance;
•risks associated with changes to U.S. trade policies;
•risks resulting from the impact of global pandemics, including the novel coronavirus, Covid-19;
•general economic conditions; and
•other factors detailed under the section entitled “Risk Factors” herein.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM. 1 BUSINESS

Business Combination
Eos Energy Enterprises, Inc. (the “Company” or "Eos"), a Delaware corporation, was incorporated under its prior name B. Riley Merger Corp. II as a blank check company on June 3, 2019. On September 7, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BMRG Merger Sub, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub I”), BMRG Merger Sub II, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub II”), Eos Energy Storage LLC, a Delaware limited liability company (“EES”), New Eos Energy LLC, a wholly-owned subsidiary of EES and a Delaware limited liability company (“Newco”) and AltEnergy Storage VI, LLC, a Delaware limited liability company (“AltEnergy”).
On November 16, 2020, the transactions described above were consummated. In connection with the business combination (the “Business Combination”): (1) Merger Sub I merged with and into Newco (the “First Merger”), whereupon the separate existence of Merger Sub I ceased, and Newco continued as the surviving company (such company, in its capacity as the surviving company of the First Merger, is sometimes referred to as the “First Surviving Company”) and became our wholly owned subsidiary; and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, the First Surviving Company merged with and into Merger Sub II, whereupon the separate existence of the First Surviving Company ceased, and Merger Sub II continued as the surviving company and our wholly owned subsidiary.
Upon the closing of the business combination (the “Closing”), the Company changed its name to “Eos Energy Enterprises, Inc.” The business combination is accounted for as a reverse recapitalization. EES is deemed the accounting predecessor and the combined entity is the successor SEC registrant. The historical financial statements of EES became the historical financial statement of the combined entities that are disclosed in the registrant’s future periodic reports filed with the SEC.

Business Overview
We design, manufacture, and deploy safe, scalable, efficient and sustainable, low total cost of ownership battery storage solutions for the electricity industry. Our flagship technology is the proprietary Eos Znyth aqueous zinc battery, the core of the Eos DC energy storage system (the “Eos Znyth® system”), with both front-of-the-meter and behind-the-meter applications, particularly those with three to twelve- hour use cases . The Eos Znyth® system is a first non lithium-ion stationary battery energy storage system (“BESS”) that is competitive in both price and performance, fully recyclable, does not require any rare earth or conflict materials, and is commercially available and scalable. Stationary BESS’s are used to store energy for many purposes, including stabilizing and reducing congestion of the power grid and reducing peak energy usage. When coupled with renewable energy sources such as solar photovoltaic (“PV”) and wind generation, the Eos Znyth® system can store energy that the renewable source produces and discharge it when the source is not producing energy, thus reducing the intermittency and increasing the value of the renewable energy source. Additionally, storage is used by commercial and industrial customers to save energy costs by reducing their peak usage, thus reducing demand charges from utilities. We believe that scalable energy storage serves as a central catalyst for modernizing and creating a more reliable and resilient, efficient, sustainable, and affordable grid and that utilities are especially eager for a reliable, sustainable, safe, low-cost and scalable battery storage solution.
EES was founded in 2008 under the name Grid Storage Technologies, initially focusing on developing the chemistry of its proprietary electrolyte-based battery technology and improving mechanical design and system performance. Our products, which are manufactured and developed in the United States, have the ability to play a pivotal role in the transition to a more sustainable, resilient and low carbon energy future. We have transformed from an organization that focused primarily on research and development to one focused on commercialization of our energy storage solution and a scaled manufacturing platform. We produced our first proof of concept with generation 1 of the Eos Znyth® system in 2015 (“Gen 1”) and began commercial shipments of our generation 2 Eos Znyth® system in 2018 (“Gen 2”). As of December 31, 2020, we have delivered approximately ten Eos Znyth® systems comprised of over 2,500 Znyth® batteries or approximately 5 megawatt hours ("MWh"). We started the process of delivering Generation 2.3 Eos Znyth® systems (“Gen 2.3”) to customers in December 2020. Each Gen 2.3 container is comprised of 144 batteries, which are connected to, and monitored through, our proprietary battery management system. Each system is individually designed with the appropriate number of containers to achieve the end user’s desired energy needs.
Our competitive advantage is our Znyth® battery technology, which employs a unique zinc-halide oxidation/reduction cycle packaged in a sealed, flooded, bipolar battery. Our patented aqueous zinc-powered battery technology offers a safe, scalable, fully recyclable and sustainable alternative to lithium-ion battery power. The Znyth® technology requires just five core commodity materials derived from non-rare earth and non-conflict minerals that are abundantly available and fully recyclable. The Eos Znyth® system is also non-flammable and does not require any moving parts or pumps, allowing for simple maintenance and low-cost operation.
The Eos Znyth® system offers an alternative to Li-ion at a cost per kilowatt hour (“kWh”) that is competitive. Unlike Li-ion, and due to its wide operating temperature range, our commodity-based aqueous zinc chemistry does not require high-cost heating, ventilation, air conditioning ("HVAC"), or fire suppression equipment. Eos Znyth® is manufactured with no toxic chemicals, which limits risk of catastrophic failure. Where Li-ion batteries have a history of explosions and fires, our systems do not face this issue due to the stable, non-combustible chemistry used in our battery. Our raw materials and components are readily available commodities with fewer supply constraints than competing technologies and are environmentally benign. Li-ion batteries use scarce, toxic rare earth materials that can be in short supply due to their use in electric vehicles, mobile phones and an array of other electronics. Li-ion batteries can themselves be, and in recent months have been, in short supply. Our technology is highly scalable, easily installed and integrated into new or existing electric infrastructure. It also includes our proprietary battery management system, which optimizes our battery performance and protects the health and longevity of the battery. Our products are currently manufactured in the United States using a highly automated assembly line which requires a fraction of the capital expenditure of equivalent Li-ion manufacturing processes. Our scalable manufacturing platform can be localized anywhere in the world in fewer than twelve months. Our technology is protected by a robust patent portfolio. With over 220 patent applications filed, we have more than 140 patents pending, issued or published in thirty-three (33) countries.
We sell our products through our direct sales force and through sales channels to developers, power producers, large utilities and commercial and industrial companies. Our sales focus is on use cases that require three (3) to twelve (12) hours of battery storage, although our battery can be used for shorter durations as well. We are establishing a global sales presence by leveraging our sales channels and direct sales team. We work with customers to understand the use case for each battery storage project and propose the best solution to maximize the economics for the end user. Examples of customers and use cases for our systems include:

•Solar developers that combine battery storage with solar fields to time shift energy by charging the battery during the day and then using the battery during peak hours, just after sundown.
•Industrial customers that use battery storage to improve power quality and improve the efficiency of other energy sources.
•Commercial and industrial customers utilize battery storage to safely reduce demand charges from their utility and participate in utility programs to improve grid operations. In the event of a loss of electricity from the grid, our battery can be used to provide resilience, such as running emergency systems in the building including elevators and fire alarms.
•Utilities that use battery storage systems to offset or postpone capital expenditures and to provide congestion relief, which improves the reliability of the power grid.
Our customers include renewable power producers and developers like EnerSmart Storage LLC ("EnerSmart"), Renew Akshay Urja PVT. LTD ("ReNew Power"), Carson Hybrid Energy Storage ("CHES") and International Electric Power, LLC ("IEP"), industrial companies such as Motor Oil Corinth Refineries S.A. ("Motor Oil"), utilities companies such as Duke Energy Corporation ("Duke") and San Diego Gas & Electric Company ("SDG&E") as well as microgrid developers like Verdant Microgrid LLC ("Verdant"), Nayo Tropical Technology LTD ("Nayo") and Charge Bliss, Inc. ("Charge Bliss").
We have formed a joint venture with Holtec Power, Inc (“Holtec”), a multi-billion dollar supplier to the nuclear power industry that is looking to “repower” decommissioned nuclear plants with renewable energy sources and battery storage. By using wind and solar energy sources combined with storage they create baseload capable energy resources that provide electricity to be sold to the utilities. In addition, we are in discussions with other partners to do the same for coal plants that are in the process of closing. Repowering such plants requires a BESS with a flexible discharge duration of three to twelve hours, the ability to cycle daily, a 100% depth of discharge and a usable energy capacity of the system that does not degrade below 70% during its product lifetime. The Eos Znyth® system meets all such requirements and we believe is well suited for this application.

Industry Overview
We believe that energy storage is on the verge of global wide scale deployment. As batteries increasingly become economical on a levelized cost of energy basis, we believe that utility-scale battery technology will be increasingly beneficial for a variety of solutions, including solar PV-plus-storage, peaking capacity, grid congestion and wind generation plus storage. We anticipate rapid increases in utility scale, co-located renewable energy-plus-storage projects, especially in the United States, with most near and medium-term installations qualifying as utility scale. By combining a battery with an intermittent renewable energy source, such as wind or solar, the energy stored in the battery can be used when the intermittent source is not available, for example if the wind is not blowing or the sun is not shining.
According to Bloomberg New Energy Finance (“BNEF”) the global energy storage market is expected to grow to a cumulative 1,095 gigawatts (“GW”), attracting an estimated $660 billion in future investment by 2040. With approximately 3.3 GW of energy storage commissioned globally in 2019, BNEF anticipated an increase to 4.7 GW in 2020. We expect the global energy storage market to grow at a 53% compound annual growth rate from 6,480 MWh in 2019 to approximately 83,000 MWh by 2025.
Based on BNEF, the United States would represent over 15% of this global market. The percentage of renewable energy in total electricity generation in the United States will change from 18% in 2019 to 36% by 2030 and solar energy is estimated to contribute 20% to the total electricity supply. Favorable regulatory conditions such as the recent court decision validating Federal Energy Regulatory Commission (FERC) Order 841, along with state sponsored incentives in New York, California, Massachusetts and other states coupled with the rapid growth of solar PV plus storage applications throughout the United States are expected to grow the utility-scale energy storage market from 172 megawatts (“MW”) / 345 MWh in 2019 to 6,631 MW / 17,563 MWh by 2025. It is estimated that 1,250 GW of additional capacity from renewables will be delivered to the grid by 2024, leading to an increased demand for energy storage. Below is a demonstration of the projected energy storage global market and the projected annual investment in the energy storage global market by region:

Limitations of Existing Technologies
Li-ion is the most prevalent incumbent energy storage technology, historically used in consumer electronics, electric vehicles and select transportation industries, and is the primary competitor to our systems. According to the U.S. Energy Information Administration, Li-ion accounted for 93% of all new energy storage capacity in the United States since 2012, growing at an annual rate of 55%. According to the Lazard Levelized Cost of Storage Version 4.0 Final report (“Lazard LCOS 4.0 Report”), Li-ion has an optimal power capacity of between 5 kiloWatts (“kW”) — 100 Megawatts ("MW") and an anticipated useful life of ten (10) years. The two primary ingredients for Li-ion batteries are lithium and cobalt.
Due to the factors described below, we believe that even though lithium supplies are generally forecasted to accommodate the global increase in demand in the near term, supply chains will likely become strained over time. Additionally, cobalt faces significant supply chain uncertainty that may constrain Li-ion battery growth.

•Lithium Supply. The lithium supply chain is highly concentrated, and according to an article by McKinsey & Company titled “Lithium and Cobalt: A tale of two commodities” (“McKinsey Article”) only eight (8) countries are producing lithium globally, of which Chile, Australia and China accounted for 85% of production in 2017. Only four companies — Talison Lithium Pty Ltd, Sociedad Química y Minera de Chile S.A., Albemarle Corporation and FMC Corporation — control the majority of the global mining output. Without the addition of new lithium mining projects and with growing lithium demand, especially in the electric vehicle space, demand may soon exceed supply, thus hindering the growth of lithium based products.

•Cobalt Supply. According to the McKinsey Article, while the top three producers of cobalt comprise only 40% of the global cobalt supply, regional suppliers are more monopolistic. The Democratic Republic of the Congo (“DRC”) represented approximately 70% of global output in 2019, a share that is projected to increase further. The DRC historically experienced supply disruptions and is currently revising mining laws, with additional concerns regarding child labor, potentially threatening the market’s overall growth. Additionally, approximately 90% of the global cobalt supply is produced as a by-product from either copper or nickel mining, making cobalt expansion projects closely tied to the economics of these markets. Global forecasts for cobalt production show supply shortages arising as early as 2022, which would likely slow Li-ion battery growth.

•Electric Vehicle (“EV”) Demand. Both the lithium and cobalt markets have been largely driven by battery demand, primarily from consumer electronics, representing 40% and 25% of demand in 2017, respectively. Lithium and cobalt could face supply constraints due to the demand for these materials in batteries for the EV industry. As the global EV market expands, we expect global demand for both materials to increase. EVs represented 1.3% of global vehicle sales in 2017, but BNEF forecasted that EVs will hit 10% of global passenger vehicle sales in 2025, with that number rising to 28% in 2030 and 58% in 2040. The proportion of Li-ion batteries consumed by the EV industry was 64% in 2019 and is forecasted to grow to 80% by 2030.
Li-ion also suffers from certain inherent technological limitations. The life cycle of Li-ion batteries can be limited under demanding conditions, due to the need for HVAC to keep the battery temperatures around 25C. Because of this, Li-ion is challenging to pair with solar in areas where the grid is not stable, which limits usage in many locations around the world. Li-ion can be susceptible to overheating, explosions and related safety issues, as the April 2019 lithium battery explosion near Phoenix Arizona demonstrated. Most urban areas restrict the use of commercial size Li-ion batteries in buildings. Finally, Li-ion technology is difficult to recycle and dispose because it contains toxic materials.

There are a number of additional battery technologies utilized in the energy storage industry, such as:

•Flow Battery. Flow batteries store energy by chemically changing the electrolyte (vanadium) or by plating zinc (zinc bromide). According to the Lazard LCOS 4.0 Report, flow batteries have an optimal power capacity of between 25 kW — 100 MW and an anticipated useful life of twenty (20) years. While flow batteries typically have minimal storage capacity degradation and limited potential for fire, they require expensive components and have a comparatively high balance of system costs. Specifically, the raw materials are expensive, and the cost of operation and maintenance are very high. Flow batteries also have reduced efficiency due to high mechanical losses, and high maintenance requirements. They require massive scale to reach competitive cost points which, along with the above, limits applications to niche markets.

•Lead-Acid. Lead-acid batteries are the most commonly utilized battery storage technology, and are the primary battery utilized in automotive vehicles. The Lazard LCOS 4.0 Report notes that they have an optimal power capacity of 1 — 100+ MW and an anticipated useful life of between three and five years. Furthermore, while lead-acid batteries are relatively low cost and can be utilized for multiple purposes, they have a poor depth of discharge, short lifespan, low energy density and a large footprint as compared to other technologies.

Our Solution
Our battery storage systems offer a safe, sustainable and scalable alternative to Li-ion at a lower Levelized Cost of Storage (“LCOS”). Our solution consists of the Eos Znyth® system, which integrates Eos Znyth® batteries in a modular, outdoor-rated enclosure, in our large-scale system or in modular, configurable racks for indoor urban storage.

eos

eos

**Containerized**

**(10MW=0.5 acres)**

**Large-Scale System**

**(10MW=.15 acres)[1]**

**Indoor Urban**

(Meeting FDNY Standards)[1]

____________
(1) Image-rendering.

The key benefits of our solution include:

•Peak Shifting and Demand Management. Our multi-cycle DC Znyth® system shifts power to peak hours, with repeated constant power performance down to 100% depth of discharge without increased degradation. Li-ion typically limits the depth of discharge to 80-90% due to the impact on accelerating the lithium battery degradation. Additionally, based on our research estimates, even at 80% depth of discharge Li-ion battery is expected to lose 2.5% of energy storage capacity per year over its lifetime, compared with 1-1.5% for our product, resulting in a more favorable degradation curve with estimated operating expense savings at $3/kWh per year. Utilities and end customers can use our batteries to efficiently store excess base-load generation and renewable energy produced during off peak hours. By discharging during peak hours, we eliminate the need for new fossil based fuel and inefficient peaking generation, thereby reducing carbon emissions drastically. Boundless Impact Research & Analytics performed a climate impact study in November 2020 comparing Eos batteries to traditional battery chemistries such as Lithium-Ion, Lead-Acid, Sodium Sulfur and Vanadium Redox. Eos’s technology achieved the lowest GHG emissions compared to all of the other technologies with notable showing an 84% lower GHG emissions footprint compared to Li-Ion from a life-cycle assessment perspective. Additionally, utilities can use the peak shifted energy to postpone or eliminate capital investment, and the end user can reduce their demand charges from the utility.

•Low Maintenance and Minimal Auxiliary Load. Our battery system does not require an HVAC or fire suppression system, resulting in significantly lower expenses associated with operation and maintenance of the battery. This in turn brings significant cost savings to our customers, resulting in a meaningfully improved return on investment for our storage product and up to approximately 30% reduction in levelized cost of storage. HVAC systems usually represent 8% of delivered energy for Li-ion storage systems, compared with 1.5% for our product to run the cooling fans for the batteries, resulting in operating expense savings from cooling the batteries of $2/kWh per year, based on our estimates. Additionally, given that our battery does not require an auxiliary electricity load to support HVAC and fire suppression systems, it is able to ride through grid outages, resulting in more reliable energy storage. Comparatively, Li-ion often cannot operate without grid power due to its large auxiliary load needed for HVAC systems.

•Solar/Wind Integration and Shifting. Renewable energy sources such as wind and solar are intermittent, potentially introducing instability into the electric grid and limiting their viability as a firm, dispatchable power source. Our batteries allow utilities and consumers to smooth production and time shift the produced energy. Through the use of our batteries, solar electricity produced at noon can be stored and deployed as a stable power source at peak demand later in the afternoon. Similarly, wind energy produced during night time can be used to level out peaks in the morning.

•Ancillary Services. Our batteries can be used to bring revenue to our commercial and industrial customers through their participation in the demand response and ancillary markets. The demand response markets are used by utilities to offset grid congestion at certain locations by paying end users for reducing their energy use during congested periods. The ancillary markets are used to stabilize and keep the grid in balance, and end users are paid to either inject energy into the grid or receive power from the grid, thus providing the balance. Our batteries are eligible for entry into demand response and ancillary electricity markets that provide stability to the power grid.

•Performs Across Wide Temperature Range. Our system’s performance is stable from -20º to 50ºC without HVAC and has a unique ability to recover from temperatures as high as 70º to 90ºC, which would cause other battery technologies such as Li-ion to experience thermal runaway and potential fire or explosion. Data from our cell, battery and system testing shows that round trip efficiency (“RTE”) is stable within 75%+/- 3% across -11º to 41ºC. (round trip efficiency is the ratio of energy put in (in kWh) to energy retrieved from storage (in kWh)). Below is a demonstration of the wide temperature operating range of our battery technology based on data from deployed systems:

•Resilient system recovering after extreme temperature abuse as high as 90ºC. This is a significant differentiator to Li-ion which requires HVAC and fire suppression, thus increasing capital expenditures required for maintenance, as Li-ion must be kept within a narrow temperature range (25 °C +/- 3 °C) to mitigate the risk of thermal runaway, leading to fire or explosion. Based on our estimates, our low maintenance capabilities results in approximately $1/kWh per year operating expense savings. Below is a demonstration of our battery that was subjected to temperatures exceeding 90ºC while being operated. After the battery was allowed to cool to room temperature, the battery was able to return to its pre-abuse performance.

•Upside Opportunities. Given that raw materials represent a high percentage of the Eos Znyth® system’s total cost, we expect the salvage value of the raw materials will offset the cost of system removal and decommissioning at the end of life for our customers. We continue to evaluate and refine recycling cost and estimate that our battery system will still have 50% of its original capacity after thirty (30) years of use. We anticipate development of a secondary, after-life market for our batteries in approximately 10 years, which may generate additional revenue for customers or offset other costs.

Our Competitive Strengths
Our key competitors are traditional Li-ion battery manufacturers, such as Samsung Electronics Co., Ltd, LG Chem, Ltd., Sungrow and Contemporary Amperex Technology Co. Limited. We believe the following strengths of our business distinguish us from our competitors and position us to capitalize on the expected continued growth in the energy storage market:

•Differentiated Product. Lithium cells must be kept within a narrow temperature range (25 °C +/- 3 °C), otherwise they are at risk of thermal runaway, potentially leading to fire or explosion. The Eos Znyth® system has a significantly wider thermal operating range (-20 °C to 50 °C), which eliminates the need for costly thermal management measures such as HVAC and fire suppression systems. Our battery system is able to charge and discharge at different durations, covering a wide range of use cases; for Li-ion, the charge and discharge rates are fixed, and the life of a battery can degrade if it is not charged or discharged at the rate for which it was designed.

•Minimal Supply Chain Constraints. All materials for producing our Eos Znyth® system are widely available commodities with no supply chain constraints and no competition with EVs. No rare earths or conflict materials are used in the production of our batteries. Additionally, all materials are fully recyclable at end of product life and the recycled material can be sold, which results in net present value savings of $4/kWh versus lithium.

•Proven Technology Solution in the Growing Energy Storage Market. We delivered 4,900 kWh worth of our systems to customers since inception. As we launched the Znyth® Gen 2.3 product and are ramping manufacturing up to gigawatt-hours (“GWh”) scale, we believe that we will benefit from the overall growth of the energy storage market, which as projected by BNEF, is expected to reach 1,095 GWh by 2040.

•Experienced Technology Team Focused on Continuous Innovation. We have successfully introduced three generations of energy storage systems in six years (Gen 1, Gen 2, and Gen 2.3) and plan to release new generations in the coming years. Gen 1 and Gen 2 were pilot systems that provided us with the experience to optimize the performance and design of Gen 2.3. Our research and development team is responsible for our portfolio of fourteen (14) patent families with over 220 patent applications filed, more than 140 pending, issued or published in thirty-three (33) countries, protecting our technology and system architecture. We believe that our continued investment in Research and Development will enable us to continue to increase efficiency, energy density, functionality, and reliability while reducing the cost of our battery solution.

•Established Global Sales Channels Anchored with Top Tier Customers. We sell products directly to the electric utility industry and through sales channel partners to the commercial and industrial market. As we are building our pipeline, during fiscal year 2020, we built relationships with new customers and entered into agreements to provide battery solutions to several customers within and outside of the United States.

•Strong management team. We have assembled an executive team focused on accelerating the commercialization of the next-generation Eos Znyth® solution. With decades of diverse experience in the energy industry and deep expertise in manufacturing, battery storage and executing complex power and energy projects around the world, our management team is able to develop, manufacture and deliver systems at scale to meet the growing demands of the global storage market.

Our Products
The Eos Znyth® system is designed to meet a wide range of requirements in the battery storage industry, including large grid-scale energy storage projects, large and small solar storage projects, commercial or industrial projects, in-building urban projects and eventually the residential market. With a three (3) to twelve (12) hour discharge capability, immediate response time, and modular construction, the Eos Znyth® system can be scaled and configured to reduce cost and maximize profitability in a wide range of battery storage projects. While the Eos Znyth® system can be implemented in any configuration required, we offer three standard configurations: the Energy BlockTM (“Energy Block”), the large-scale system and customized racking configurations.
Our innovative Energy Block packaging comprises a twenty (20) foot standard International Organization for Standardization shipping container which enables flexible options for system installation while significantly lowering the installation cost and accelerating permitting and installation time. The Energy Block is shipped with batteries and all electrical equipment integrated and factory tested into a standard twenty (20) foot intermodal shipping container for drop and play convenience. Each sub-system includes pre-integrated strings of Eos Znyth® batteries with DC wiring, DC system protection, support structure, enclosure and Eos battery management system. The Energy Block system integrates Eos Znyth® batteries in a modular, outdoor-rated enclosure capable of delivering three (3) to twelve (12) hours of continuous discharge at specified power. Each DC system is made-up of a containerized Energy Block integrating 144 Znyth® Batteries and a DC control section. Our proprietary battery management system monitors the voltage and temperature of each battery in the system, isolates faulty battery strings and provides real time visibility of battery operating limits. The Block is typically purchased by commercial industrial customers, solar developers and is ideal for 40MWh and smaller battery systems, but can be used for larger systems as well.
The large-scale system is designed for large battery storage projects by allowing for what we believe to be the highest power density on the smallest footprint overall. The large-scale system is a pole barn type structure with a racking system that allows the modular Znyth® batteries to be stacked in a tall multilevel configuration, thus providing increased power density. Because the Znyth® battery does not require HVAC or fire suppression systems and is simpler to install, operate and maintain as compared to Li-ion, we believe the large-scale system provides a cost-effective way to implement large Znyth® battery storage systems. Furthermore, the large-scale system is typically purchased by utilities, independent power producers, solar and wind developers, and is an ideal solution for larger systems above 40MWh.

Our Urban customized and modular racking solution is offered primarily for indoor battery storage projects but could be used in a wide range of projects. The safety and modular nature of the Znyth® battery allows for implementations in basements, on rooftops, or any number of other locations in a building. Customized racks are typically purchased by commercial and industrial customers, as well as system integrators, and are typically used for indoor systems that require a modular configuration.

Our Strategy
Since our founding in 2008, we have been on a mission to accelerate the shift to clean energy with positively ingenious solutions that transform how the world store power. Key elements of our strategy include:

•Continue to innovate and advance our solutions. We intend to continue to innovate our energy storage systems by developing new and enhanced technologies and solutions. Our innovation also extends to our manufacturing ability, which includes a proprietary equipment and process design. We entered into a partnership with Holtec to launch HI-POWER, a joint-venture manufacturing facility in Pittsburgh, Pennsylvania with an annual manufacturing capacity of 1 GWh and with sufficient space to expand the existing factory to manufacture 3.5 GWh. We believe that our future technology will continue to reduce cost and improve the efficiency and competitiveness of our offerings. We plan to continue to introduce new generations of our technology to increase the adoption of our energy storage systems worldwide.

•Further expand our products and services. We offer remote asset monitoring and optimization services to track the performance and health of our batteries and to proactively identify future system performance. We intend to continue to expand the software functionality by including an onsite controller that integrates with the power control system (inverter) which can be remotely controlled and managed to ensure that the battery system is optimized for performance and the best economic return. Specifically, we plan on incorporating machine learning, artificial intelligence, data science and optimization algorithms to enable use cases and create the greatest value to the end user.

•Further expand project related services. We offer to customers the following project related services:

1.Project management. We offer customers project management services to ensure the process of implementing our battery system is managed in conjunction with the overall project plans. We will oversee the entire project from end to end. We charge the customer depending on the scope of our involvement.

2.Commissioning of the battery system. We commission our battery system and charge the customer for the commissioning services. The commissioning service ensures that our battery is providing the performance and operations that were committed to the customer.

3.Operations and Maintenance ("O&M"). We offer to our customers operational and maintenance plans to keep our battery in top performance. This consists of both remote monitoring of the battery health and performance as well as periodic onsite visits to perform routine maintenance.

We plan to expand our O&M resources and capabilities to meet our customers’ needs. This expansion will include adding employees to perform the work, as well as contracting and certifying qualified third parties to perform the commissioning, operations and maintenance services.

•Leverage our partnerships to produce Znyth® batteries at scale. We partnered with Holtec to produce Znyth® batteries and Znyth® DC battery systems at GWh scale as part of the HI-POWER joint venture. As the U.S. market grows, HI-POWER expects to expand its manufacturing capacity at Holtec’s Manufacturing Division facility near Pittsburgh, Pennsylvania. We may also establish additional manufacturing facilities in partnership with Holtec at additional U.S. locations and/or in international locations with Holtec or other potential partners.

•Implement near-term cost reduction. We intend to optimize manufacturing for Gen 2.3 by insourcing selected services and implement further automation of the manufacturing process. Through our continued research and development efforts, we also believe we can continue to reduce the amount and cost of material required to manufacture the batteries. We further plan to substitute new materials to reduce cost. We also believe we will achieve lower prices for certain materials through volume purchasing.

Our Customers
Our customers include renewable power producers and developers like EnerSmart Storage LLC ("EnerSmart"), Renew Akshay Urja PVT. LTD ("ReNew Power"), Carson Hybrid Energy Storage ("CHES") and International Electric Power, LLC ("IEP"), industrial companies such as Motor Oil Corinth Refineries S.A. ("Motor Oil"), utilities companies such as Duke Energy Corporation ("Duke") and San Diego Gas & Electric Company ("SDG&E") as well as microgrid developers like Verdant Microgrid LLC ("Verdant"), Nayo Tropical Technology LTD ("Nayo") and Charge Bliss, Inc. ("Charge Bliss"). Our largest customer in fiscal year 2019 was Duke Energy, which accounted for 26.1% of our revenues in fiscal 2019. For fiscal year 2020, our revenue primarily resulted from recognition of amounts previously recorded as deferred revenue.

Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technology, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secrets laws in the United States and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements. We are in the process of filing, or have recently filed, certain patents relative to our Gen 2.3 product that are subject to United States Patent and Trademark Office ("USPTO") approval. A majority of our patents relate to cell chemistry, architecture and battery mechanical design, system packaging and battery management systems. We continually assess opportunities to seek patent protection for those aspects of our technology, design, methodologies and processes that we believe provide significant competitive advantages. As of December 31, 2020, we had fourteen (14) patent families with over 220 patent applications filed, more than 140 patent pending, issued, or published in thirty-three (33) countries, protecting our technology and system architecture. Our key issued patents are scheduled to expire between years 2035 and 2036.
We rely on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce. We believe that many key elements of our manufacturing processes involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms and procedures.
All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and require our employees to assign to us all of the inventions, designs and technologies that our personnel develop during the course of their employment.
We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.

Competition
The markets for our products are competitive, and we compete with manufacturers of traditional Li-ion and other battery storage systems. Factors affecting customers to make decision when choosing from different battery storage systems in the market include:
•product performance and features;
•safety and sustainability;
•total lifetime cost of ownership;
•total product lifespan;
•power and energy efficiency;
•duration of the batteries storage;
•customer service and support; and
•U.S. based manufacturing and sourced materials.
Our Znyth® system competes with products from traditional Li-ion battery manufacturers and solution providers such as Samsung Electronics Co., Ltd, LG Chem, Ltd., Sungrow and Contemporary Amperex Technology

Co. Limited. We believe that our Znyth® battery based system offers significant technology, safety and cost advantages that reflect a competitive differentiation over lithium energy storage technologies.

Regulatory Policy
The United States is one of almost 200 nations that, in December 2015, agreed to an international climate change agreement in Paris, France, that calls for countries to set their own greenhouse gas ("GHG") emissions targets and be transparent about the measures each country will use to achieve these targets ("Paris Agreement"). The Paris Agreement was signed by the United States in April 2016 and came into force on November 4, 2016. However, the Paris Agreement does not impose any binding obligations on its participants. In August 2017, the U.S. Department of State officially informed the United Nations of the United States' intent to withdraw from the Paris Agreement, with such withdrawal becoming effective in November 2020. On January 20, 2021, in one of his first post-inauguration actions, President Biden notified the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021.
Legislation or regulations that may be adopted to address climate change could make lower GHG emitting energy sources, such as solar and wind, more desirable than higher GHG emitting energy sources, such as coal and fuel oil. As a result, such climate change regulatory and legislative initiatives with more stringent limitations on GHG emissions would potentially increase the demand for energy storage systems.
In the United States and Puerto Rico, geographic distribution of energy storage deployment has been driven by regulatory policy with both federal and state level programs contributing to stable revenue streams for energy storage. Such policies include:

•Federal Energy Regulatory Commission. FERC Order 841 requires eligibility for energy storage in wholesale, capacity and ancillary services markets. FERC Order 841 allows each regional transmission organization and independent system operator to establish its own rules and guidelines for integrating energy storage resources, but does specify that the guidelines must allow storage resources to provide and be compensated for all the services it is technically capable of providing. According to BNEF, markets being enabled by FERC Order 841 may spur the United States back to the top of global storage deployments.

•California. California is expected to lead front-of-the-meter energy storage deployments through 2023, mainly driven by Assembly Bill 2514 procurement targets and investor-owned utilities procuring storage for capacity applications. The California Public Utilities Commission mandated utilities to procure up to 500 MW of behind the meter (“BTM”) storage. Further, growth in California is driven by the Demand Response Auction Mechanism, which creates economic incentives for distributed energy resources to offer their services to utilities and grid energy markets. The California independent systems operator allows wholesale market participation for BTM storage assets which can earn capacity payments and provide ancillary services.

•Massachusetts. Massachusetts set an energy storage procurement target of 1,000 MWh by 2025. The Advancing Commonwealth Energy Storage program awarded $20 million in grants which directly supported 32 MW of BTM storage capacity to date. The Solar Massachusetts Renewable Target program calls for 1,600 MW of PV, and includes significant incentives paid to solar system owners if paired with storage. The Peak Demand Reduction Grant Program is a $4.7 million Massachusetts Department of Energy Resources initiative designed to test strategies for reducing Massachusetts’ energy usage at times of peak demand. The Massachusetts Department of Energy Resources also published the Clean Peak Energy Standard which is designed to provide incentives to clean energy technologies that can supply electricity or reduce demand during seasonal peak demand periods established by the Department of Energy Resources.

•New York. New York set an energy storage target of 1,500 MW by 2025 (3,000 MW by 2030), 500 MW of which will be commercial and industrial. $400 million in state funding is available for energy storage projects. The New York State Energy Research and Development Authority must distribute $350 million in market acceleration incentives for energy storage, including for solar plus storage projects to jump start activity and allow projects to access federal tax credits in the near term. NY Green Bank has announced $200 million in financing support for energy storage.

•Other. The Midwest, New England, Pacific Northwest states and Puerto Rico have taken the early charge on front-of-the-meter energy storage adoption in the “all others” market category, although we anticipate that states such as Minnesota and Florida, as well as areas in the Southwest Power Pool and the Midcontinent Independent System Operator, will emerge further over the next five years. Puerto Rico, with its latest draft integrated resource plan, could lead this market over the next four years if it moves forward with its mini-grid proposal. Still in the proposal phase, Arizona’s commissioner chose a 3 GW energy storage target to be achieved by 2030 and also called for a Clean Peak Target which increases clean resources deployed during peak times by 1.5% per year until 2030. Under Executive Order 28, the New Jersey Energy Master Plan calls for 600 MW of energy storage by 2021 and 2,000 MW by 2030. In Nevada, Senate Bill 204 requires the public utilities commission of Nevada to investigate and establish targets for certain electric utilities to procure energy storage systems while Senate Bill 145 establishes an incentive program for behind-the-meter energy storage within the state’s solar program. In Hawaii, Hawaiian Electric Company, Inc. recently announced 262 MW of storage across three islands, further establishing its position as a leading market. Missouri and Louisiana are also expected to issue orders supporting new utility demand response programs.

Government Incentives
The U.S. Congress is considering a variety of proposals for tax incentives that will benefit the energy storage industry, including in the form of tax credits. IRS private letter ruling 201809003 clarified that energy storage is eligible for federal tax credits if charged primarily by qualifying renewable resources. In December 2020, the U.S. Congress passed a spending bill that includes $35 billion in energy research and development programs, a two-year extension of the Investment Tax Credit for solar power, a one-year extension of the Production Tax Credit for wind power projects, and an extension through 2025 for offshore wind tax credits. Proposals that have or are being considered by Congress include: (i) the establishment of an investment tax credit for standalone energy storage; (ii) the creation of a 30% investment tax credit for refueling costs and qualified nuclear power plant capital expenditures for each taxable year through 2023, thereafter declining each year until it reaches 10% in 2026; (iii) extension of the federal solar energy investment tax credit for ten (10) more years, keeping the credit at 30% through 2029; (iv) the consolidation of forty-four (44) federal energy tax incentives into three provisions to award credits for clean electricity, lower-emitting transportation fuels and energy efficient offices and homes; (v) the allowance of renewable electricity production and investment tax credits to be transferred on a limited basis to any entity involved in a renewable energy project, regardless of whether they have taxable income; and (vi) the extension of the production tax credit for energy produced from closed and open-loop biomass, geothermal, landfill gas, trash, qualified hydro, marine and hydrokinetic facilities to facilities that began construction by the end of 2019. There can be no assurance that all or any of the above proposals will be adopted by the U.S. Congress.

Employees
As of December 31, 2020, we had eighty-four (84) employees with eighty-three (83) full-time employees and one (1) part-time employee. Of these full-time employees, thirty-eight (38) were engaged in research and development, ten (10) in sales and marketing, seventeen (17) in operations and support and eighteen (18) in general and administrative capacities.
None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.

Facilities
Our corporate headquarters are located in Edison, New Jersey, in an office consisting of approximately 63,000 square feet of office, testing and product design space. We have a ten (10) year lease on our corporate headquarters, which expires on September 14, 2026.
We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent we need to increase our footprint as our business grows, we expect that additional space and facilities will be available.

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition.

Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business and Industry
•We have a history of losses and have to deliver significant business growth to achieve sustained, long-term profitability and long-term commercial success.
•We identified material weaknesses in our internal control over financial reporting at December 31, 2020 and 2019, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate these material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
•The relatively recent commercialization of our products makes it difficult to evaluate our future prospects.
•If demand for low-cost energy storage solutions does not continue to grow or grows at a slower rate than we anticipate, our business and results of operations may be impacted.
•Failure to deliver the benefits offered by our technologies, or the emergence of improvements to competing technologies, could reduce demand for our products and harm our business.
•As we endeavor to expand our business, we will incur significant costs and expenses, which could outpace our cash reserves. Unfavorable conditions or disruptions in the capital and credit markets may adversely impact business conditions and the availability of credit.
•The loss of one or more members of our senior management team or other key personnel or our failure to attract additional qualified personnel may adversely affect our business and our ability to achieve our anticipated level of growth.
•The failure or breach of our IT systems could affect our sales and operations.
•We are exposed to various risks related to legal proceedings or claims that could adversely affect our operating results. The nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage resulting in us not being fully protected.

Risks Related to our Products and Manufacturing
•We must obtain environmental, health and safety certifications for our Gen 2.3 product.
•Compared to traditional energy storage technologies, our products have less power density and round-trip efficiency and may be considered inferior to competitors’ products.
•We rely on our contract manufacturer and its respective business practices to manufacture our products.
•We may experience difficulties in establishing manufacturing capacity to scale and estimating potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities.
•We may experience delays, disruptions, or quality control problems in our manufacturing operations.
•We may not have sufficient insurance coverage to cover business continuity.
•Defects or performance problems in our products could result in loss of customers, and decreased revenue, as well as warranty, indemnity, and product liability claims.
•If we elect to expand our production capacity by constructing one or more new manufacturing facilities, we may encounter challenges relating to the construction, management and operation of such facilities.

Risks Related to our Future Growth
•If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
•We will require additional financing to achieve our goals and a failure to obtain this capital on acceptable terms, or at all, may adversely impact our ability to support our business growth strategy.

•Our planned expansion into new geographic markets or new product lines or services could subject us to additional business, financial, and competitive risks.
•Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.
•Forecasts of market growth in this Form 10-K may not be accurate.

Risks Related to our United States and Foreign Operations
•The reduction, elimination or expiration of government subsidies and economic incentives related to renewable energy solutions could reduce demand for our technologies and harm our business.
•Changes in the U.S. trade environment, including the recent imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
•Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
•We could be adversely affected by any violations of the FCPA, the U.K. Bribery Act, and other foreign anti-bribery laws, as well as violations against export controls and economic embargo regulations.

Risks Related to Intellectual Property
•If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, then our business and results of operations could be materially harmed.
•Third parties may assert that we are infringing upon their intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.

Risk Related to Our Securities
•Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
•Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
•We may redeem the public warrants prior to their exercise at a time that is disadvantageous to such warrant holders, thereby making your public warrants worthless.
•Our stock price may be volatile and may decline regardless of our operating performance.
•There can be no assurance that the warrants will be in the money at the time they become exercisable, and they may expire worthless.
•There can be no assurance that our common stock will be able to comply with the continued listing standards of Nasdaq.
•We are currently an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and that status could make our securities less attractive to investors.

Risk Factors
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this Form 10-K. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a history of losses and have to deliver significant business growth to achieve sustained, long-term profitability and long-term commercial success.
We have had net losses on a GAAP basis in each fiscal quarter since inception of our business. For the year ended December 31, 2020 and 2019, we had $68.8 million and $79.5 million in net losses, respectively. Although our available capital has increased substantially with our Merger with BMRG, we continue to have limited resources relative to certain of our competitors, especially certain Li-ion manufacturers that have a longer history, are part of large multinational corporations and are already operating at a profit. In order to achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, grow demand for our products, continue to decrease the cost of our products, and seize new market opportunities by leveraging our proprietary technology and its manufacturing processes for novel solutions. Failure to do one or more of these things could prevent us from achieving sustained, long-term profitability.
As we transition from our research and development and our system pilot phase and into a full commercial phase, we expect, based on our sales pipeline, to grow revenues. However, our revenue may not grow as expected for a number of reasons, many of which are outside of our control, including a decline in global demand for battery storage products, increased competition, or our failure to continue to capitalize on growth opportunities. If we are not able to sustain revenue growth and continue to raise the capital necessary to support operations, we may be unable to continue as a going concern.

We identified material weaknesses in our internal control over financial reporting at December 31, 2020 and 2019, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate these material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC, which will be the year ended December 31, 2021. Further, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC and the year in which revenues are $100 million or greater, or the date we no longer are an emerging growth company. At such time, our independent registered public accounting firm may issue a report with an adverse opinion on our internal controls over financial reporting in the event our controls are not effective.
Notwithstanding the foregoing, in connection with the audits of our financial statements for the years ended December 31, 2020 and 2019, we and our auditors identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses resulted from our lack of (i) a formalized internal control framework, (ii) segregation of duties in the financial reporting process, (iii) review and approval of journal entries, and (iv) management review controls. These remain material weaknesses as of the date of this report. Although these material weaknesses have not been remediated, we have taken and will continue to take steps to strengthen our accounting function and plan to hire additional professionals to accommodate the expansion of our business. In addition, we are in the process of implementing, and plan to continue to implement, new controls, processes and technologies to improve our internal controls over financial reporting. We cannot provide any assurances that the measures that we have taken and are planning to take to remediate these material weaknesses will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.
In light of the control deficiencies and the resulting material weaknesses that were identified, we believe that it is possible that, had we and our registered public accounting firm performed an assessment or audit, respectively, of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified.
When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline for compliance with the requirements of Section 404. If we are unable to remediate our existing material weaknesses or identify additional material weaknesses and are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

The relatively recent commercialization of our products makes it difficult to evaluate our future prospects.
Since our inception, we sold only ten (10) Eos Znyth® DC battery systems to our customers. We began commercializing our products in mid-2018, and while our research and development activities successfully established the efficiency of our chemistry we struggled to incorporate our proven technologies into an effective manufacturing design prior to 2018. Although the relatively long research and development runway has given us the time to refine our designs and optimize our technologies, the latest generation of our products have been brought to market only recently.
Our success will depend on our ability to manufacture products at scale and low cost while timely meeting customers’ demands, and overcome any negative perception in the market related to our historical manufacturing challenges, and we may not be able to generate sufficient customer confidence in our latest designs and ongoing product improvements and lower the cost due to economies of scale. Our inability to predict the extent of customer adoption of our proprietary technologies in the already-established traditional energy storage market makes it difficult to evaluate our profitability and future prospects.

If demand for low-cost energy storage solutions does not continue to grow or grows at a slower rate than we anticipate, our business and results of operations may be impacted.
Our flagship product, the Eos Znyth® system, is a Znyth® battery that can be used as an alternative to lithium-ion (“Li-ion”) batteries. Our products are being piloted by eight blue chip utilities and commercial and industrial (“C&I”) end users. The pilots are being used on several use cases including solar shifting, peak shaving, price arbitrage, utility ancillary services and microgrids. We cannot provide any assurances that utilities or C&I users will adopt our products as alternative energy storage solutions at levels sufficient to grow our business.
The viability and demand for our products, may be affected by many factors outside of our control, including:

•cost competitiveness, reliability and performance of our products compared to Li-ion products;

•levels of investment by end users of energy storage products, which may decrease when economic growth or energy demand slows resulting in a reduction in battery purchases generally;

•expansion of electricity use across the global economy, including growth of the electric vehicle market. If electric vehicles sales slow, thus diminishing the demand for Li-ion, then Li-ion competitors could move capacity to the stationary battery storage market to avoid shutting factories, which could put pressures on pricing in the market;

•strength of the renewable energy industry and associated integration opportunities for our products;

•a favorable regulatory landscape, including: full adoption by the states in the US of FERC Order 841, which mandates that battery storage can participate in the demand response and ancillary markets; incentives for the implementation of battery storage by state regulators; and adoption by Congress of an investment tax credit for standalone battery storage; and

•the emergence, continuance or success of other alternative energy storage technologies and products.

If we do not manage these risks and overcome these potential difficulties outside of our control successfully, our business and results of operations may suffer.

Failure to deliver the benefits offered by our technologies, or the emergence of improvements to competing technologies, could reduce demand for our products and harm our business.
We believe that, compared to Li-ion batteries, our energy storage solutions offer significant benefits, including the use of widely-available and low-cost materials with no rare earth components, full recyclability at end-of-life, a fifteen (15) to thirty (30) year product life requiring minimal maintenance, and a wide thermal operating range that eliminates the need for fire suppression and HVAC, which would otherwise be required for use with Li-ion batteries.
However, if our manufacturing costs increase, or if our expectations regarding the operation, performance, maintenance and disposal of our products are not realized, we could have difficulty marketing our products as a superior alternative to already-established technologies and impact the market reputation and adaptability of our products. In addition, developments of existing and new technologies could improve their cost and usability profile, reducing any relative benefits currently offered by our products which would negatively impact the likelihood of our products gaining market acceptance.

As we endeavor to expand our business, we will incur significant costs and expenses, which could outpace our cash reserves. Unfavorable conditions or disruptions in the capital and credit markets may adversely impact business conditions and the availability of credit.
We expect to incur additional costs and expenses in the future related to the continued development and expansion of our business, including in connection with expanding our manufacturing capabilities to significantly increase production capacity, developing our products, maintaining and enhancing our research and development operations, expanding our sales, marketing, and business development activities in the United States and internationally, and growing our project management, field services and overall operational capabilities for delivering projects. We do not know whether our revenues will grow rapidly enough to absorb these costs or the extent of these expenses or their impact on our results of operations.
Disruptions in the global capital and credit markets as a result of an economic downturn, economic uncertainty, changing or increased regulation, or failures of significant financial institutions could adversely affect our customers’ ability to access capital and could adversely affect our access to liquidity needed for business in the future. Our business could be hurt if we are unable to obtain additional capital as required, resulting in a decrease in our revenues and profitability.

The loss of one or more members of our senior management team or other key personnel or our failure to attract additional qualified personnel may adversely affect our business and our ability to achieve our anticipated level of growth.
We depend on the continued services of our senior management team, including our chief executive officer, chief strategic alliance officer, chief commercial officer and chief financial officer, and other key personnel, each of whom would be difficult to replace. The loss of any such personnel could have a material adverse effect on our business and our ability to implement our business strategy. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. We do not maintain key-person insurance for any of our employees, including senior management.
Additionally, our ability to attract qualified personnel, including senior management and key technical personnel, is critical to the execution of our growth strategy. Competition for qualified senior management personnel and highly skilled individuals with technical expertise is extremely intense. We face and are likely to continue to face challenges identifying, hiring, and retaining qualified personnel in all areas of our business. In addition, integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention, and ultimately prove unsuccessful. Our failure to attract and retain qualified senior management and other key technical personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Third parties might attempt to gain unauthorized access to our network or seek to compromise our products and services.

From time to time, we may face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our IT systems. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to:

•gain access to our network or data centers or those of our customers;

•steal proprietary information related to our business, products, employees, and customers;

•or interrupt our systems or those of our customers.
From time to time, we encounter intrusions or attempts at gaining unauthorized access to our network and we routinely run intrusion checks. To date, none has resulted in any material adverse impact to our business or operations; however, there can be no guarantee that such intrusions will not be material in the future. While we seek to detect and investigate all unauthorized attempts and attacks against our network and products, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes to our products, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional third-party cyber-security breaches, the integrity and confidentiality of company and customer data may be compromised as a result of human error, product defects, or technological failures. Cybersecurity breaches, whether successful or unsuccessful, and other IT system interruptions, including those resulting from human error and technological failures, could result in us incurring significant costs related to, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties.

The failure or breach of our IT systems could affect our sales and operations.
Our email and collaboration tools are outsourced to a managed services provider, Delval Technology Solutions (“DTS”). While we regularly review the cyber security tools and other security protection provided by DTS and DTS regularly runs intrusion and other security tests on services provided to us, there can be no guarantee that a failure or breach of such systems will not occur. We operate a number of IT systems throughout our business that could fail for a variety of reasons, including the threats of unauthorized intrusions and attackers. If such failures were to occur, we may not be able to sufficiently recover to avoid the loss of data or any adverse impact on our operations that are dependent on such IT systems. This could result in lost sales as we may not be able to meet the demands for our product.
Furthermore, because our IT systems are essential for the exchange of information both internally and in communicating with third parties, including our suppliers and manufacturers, cyber-security breaches could potentially lead to the unauthorized release of sensitive, confidential or personal data or information, improper use of our systems, or, unauthorized access, use, disclosure, modification or destruction of information or defective products. If these cyber-security breaches continue, our operations and ability to communicate both internally and with third parties may be negatively impacted. Additionally, if we try to remediate our cyber-security problems, we could face significant unplanned capital investments and any damage or interruption could have a material adverse effect on our reputation, business, financial condition, and results of operations.

We may not be able to identify or complete transactions with attractive acquisition candidates. Future acquisitions may result in significant transaction expenses and we may incur significant costs. We may experience integration and consolidation risks associated with these future acquisitions.
We may from time to time selectively pursue on an opportunistic basis acquisitions of additional businesses that complement our existing business and footprint. The success of any such growth strategy would depend, in part, on selecting strategic acquisition candidates at attractive prices and effectively integrating their businesses into our own, including with respect to financial reporting and regulatory matters. There can be no assurance that we will be able to identify attractive acquisition candidates or complete the acquisition of any identified candidates at favorable prices and upon advantageous terms and conditions, including financing alternatives.
We may not have sufficient management, financial and other resources to integrate and consolidate any future acquisitions. Any significant diversion of management’s attention or any major difficulties encountered in the integration of the businesses we acquire could have a material adverse effect on our business, financial condition or results of operations, which could decrease our profitability and make it more difficult for us to grow our business. Among other things, these integration risks could include:

•the loss of key employees;

•the disruption of operations and business;

•the retention or transition of customers and vendors;

•the integration of corporate cultures and maintenance of employee morale;

•inability to maintain and increase competitive presence;

•customer loss and revenue loss;

•possible inconsistencies in standards, control procedures and policies;

•problems with the assimilation of new operations, sites or personnel, which could divert resources from our regular operations;

•integration of financial reporting and regulatory reporting functions; and/or

•potential unknown liabilities.
In addition, general economic conditions or unfavorable capital and credit markets could affect the timing and extent to which we can successfully acquire or integrate new businesses, which could limit our revenues and profitability.

We are exposed to various risks related to legal proceedings or claims that could adversely affect our operating results. The nature of our business exposes us to various liability claims, which may exceed the level of our insurance coverage resulting in us not being fully protected.
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions that we may initiate, can be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect our business, results of operations, or financial condition, and we could incur substantial monetary liability and/or be required to change our business practices.
Our business may expose us to claims for personal injury, death or property damage resulting from the use of our products or from employee related matters. Additionally, we could be subject to potential litigation associated with compliance with various laws and governmental regulations at the federal, state or local levels, such as those relating to the protection of persons with disabilities, employment, health, safety, security and other regulations under which we operate.
As disclosed at the time of the Merger Agreement, prior to the execution and delivery of the Merger Agreement, a former director and unitholder of EES asserted claims against another director and affiliated investors questioning the dilutive effect of certain historical security issuance on the former EES common unitholders. Since these allegations and claims relate to a historical dispute between the former EES unitholders regarding their relative ownership amounts of EES prior to the business combination, we do not believe these allegations implicate the Company. Consistent with the intra-unitholder nature of this dispute, and as was disclosed at the time of the Merger Agreement, the Merger Agreement requires the former EES unitholders to indemnify the Company and EES for any losses related to such potential claims. These indemnification obligations are secured by a pledge and grant to the Company of a first priority lien on forty percent (40%) of the shares of Company common stock that each former EES unitholder became eligible to receive under the Merger Agreement at closing.

As part of the Merger Agreement, the Company agreed to advance up to $5,000,000 of defense costs that may be incurred on behalf of the former EES unitholders in connection with the investigation, defense or settlement of any such potential claims. The first $2,000,000 of any such defense costs are to be borne by the Company, and any additional advance amounts are to be reimbursed by the former unitholders of EES on a pro-rata basis. We will continue to monitor this dispute and its potential implications to our business and personnel .
We carry comprehensive insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims made during the respective policy periods. However, we may be exposed to multiple claims, and, as a result, could incur significant out-of-pocket costs before reaching the deductible amount, which could adversely affect our financial condition and results of operations. In addition, the cost of such insurance policies may increase significantly upon renewal of those policies as a result of general rate increases for the type of insurance we carry as well as our historical experience and experience in our industry. Although we have not experienced any material losses that were not covered by insurance, our existing or future claims may exceed the coverage level of our insurance, and such insurance may not continue to be available on economically reasonable terms, or at all. If we are required to pay significantly higher premiums for insurance, are not able to maintain insurance coverage at affordable rates or must pay amounts in excess of claims covered by our insurance, then we could experience higher costs that could adversely affect our financial condition and results of operations.

Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.
As of December 31, 2020, we had eighty-four (84) employees with eighty-three (83) full-time employees and one (1) part-time employee, none of whom are represented by unions or covered by collective bargaining agreements. If a union sought to organize any of our employees, such organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

Risks Related to our Products and Manufacturing

We must obtain environmental, health and safety certifications for its Gen 2.3 product.
While our engineering is working closely with the Underwriters Laboratories (“UL”) and Technischer Überwachungsverein (“TÜV”) certification agencies to certify its Gen 2.3 product against all applicable safety standards, there is no guarantee that such certification shall be obtained. Based on these North American certifications, we also intend to expand our Gen 2.3 product certification to other national standards such as European Conformity (“CE”) marking in the European Union and the international certification of the International Electrotechnical Commission (“IEC”). Failure to obtain UL, IEC or CE certification would have a significant impact on our revenues, as such certifications are required by most of our customers. As Battery Storage is a relatively new market segment, additional rules will be introduced and regulation changes will occur. We must continue to adapt and ensure conformity to new standards and regulations introduced in the market.

Compared to traditional energy storage technologies, our products have less power density and roundtrip efficiency and may be considered inferior to competitors’ products.
Traditional Li-ion batteries offer higher power density and a lower self-discharge rate than our batteries. If customers were to place greater value on power density and efficient power delivery over the numerous other advantages of our technologies, including the widely-available and low-cost materials with no rare earth components, full recyclability at end-of-life, a fifteen (15) to thirty (30) year product life requiring minimal maintenance, and a wide thermal operating range that eliminates the need for fire suppression and HVAC, then we could have difficulty positioning our batteries as a viable alternative to traditional Li-ion batteries and our business would suffer.

We rely on our contract manufacturer and its respective business practices to manufacture our products.
On August 21, 2019, we entered into a joint venture agreement with Holtec Power, Inc (“Holtec”) and formed HI-POWER, LLC (“HI-POWER”), which is owned 51% by Holtec and 49% by us. While we are free to either establish our own manufacturing capability, form a joint venture with another party, or hire a contract manufacturing partner to manufacture batteries and products delivered outside of North America, HI-POWER has exclusive rights to manufacture batteries sold and delivered in North America by us, provided that HI-POWER meets cost, quality and delivery “performance metrics” as defined by HI-POWER’s board of directors and the applicable joint venture arrangements between Holtec and us. HI-POWER’s board of directors is comprised of two members designated by Holtec and two members designated by us. Actions of the board must generally be approved by a majority of the directors, except for certain actions that require unanimous approval.
We rely on HI-POWER’s board of directors’ oversight, including that of the two members designated by us who are also executives of EOS, to ensure that HI-POWER follows ethical business practices such as fair wage practices and compliance with environmental, safety, and other local laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers, which could increase our costs and result in delayed delivery of our products, product shortages, or other disruptions of our operations. Violation of labor or other laws by HI-POWER or the divergence of a manufacturer’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and harm our business.

We may experience difficulties in establishing manufacturing capacity to scale and estimating potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities.
To date, our Joint Venture has only manufactured batteries in limited quantities primarily for R&D activities and to a limited extend for commercial customers. The output achieved to date is a fraction of what the Company expects will be necessary for full commercialization and to meet the demand we see in the market for our product. The manufacturing process for commercial scale is still being refined and improved. There are risks associated with scaling up manufacturing to commercial volumes including, among others, technical or other problems with process scale-up, process reproducibility, stability issues, quality consistency, timely availability of raw materials and cost overruns.  There is no assurance that the Company's manufacturer will be successful in establishing a larger-scale commercial manufacturing process that achieves our objectives for manufacturing capacity and cost per battery, in a timely manner or at all.  If we are unable to produce sufficient quantities of product for commercialization on a timely basis and in a cost-effective manner, the Company's commercialization efforts would be impaired which could materially affect our business, financial condition, results of operations and growth prospects.

We may experience delays, disruptions, or quality control problems in our manufacturing operations.
Our current manufacturing and testing processes do not require significant technological or production process expertise. However, any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, decreased production, and logistical costs and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.
The ongoing Covid-19 pandemic has caused significant uncertainty in the United States and global economies as well as the markets we serve and could adversely affect our business, results of operations and financial condition.
The Covid-19 pandemic continues to spread throughout the United States and in various parts of the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We remain unable to accurately predict the full impact that Covid-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with containment and mitigation measures has not yet materially impacted our day-to-day operations, but there can be no guaranty that the pandemic will not disrupt our business and operations or impair our ability to implement our business plan successfully.
To support the health and well-being of our employees, customers, partners and communities, since approximately March 19, 2020 all of our non-essential employees have been working remotely. This represents approximately 78% of our workforce. In addition, we understand that the employees of many of our customers are working remotely, which may delay the timing of some orders as well as shipments and cash collections. There can be no guaranty that disruptions, such as staff not being allowed to enter our manufacturing facility or our supply chain being disrupted, to our operations caused by Covid-19 will not result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. For example, Covid-19 caused a several week delay in completing the UL certification of the Gen 2.3 product due to the certification company being delayed in completing the in-person witness tests.
More generally, the pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could affect demand for our products and services and impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by Covid-19. Also, a decrease in orders in a given period could negatively affect our revenues in future periods, particularly if experienced on a sustained basis. The pandemic may also have the effect of heightening many of the other risks described in these “Risk Factors”, particularly those risks associated with our customers and supply chain.

We may not have sufficient insurance coverage to cover business continuity.
We rely on a single-source joint venture manufacturer. As a result, a sustained or repeated interruption in the manufacturing of our products by HI-POWER due to labor shortage, fire, flood, war, pandemic or natural disasters may interfere with our ability to manufacture our products and fulfil customers’ demands in a timely manner. Failure to manufacture our products and meet customer demands would impair our ability to generate revenues which would adversely affect our financial results.

Defects or performance problems in our products could result in loss of customers, reputational damage, and decreased revenue, facing warranty, indemnity, and product liability claims that may arise from defective products.
Since our inception, our business objectives have been focused on producing a safe, low-cost grid-scale energy storage solution to meet the increasing demand for and adoption of renewable energy generation assets. The current Gen 2.3 battery design has after years of research and prototype development resulted in robust control of cell-to-cell spacing using a method which can easily be scaled for mass manufacturing at low cost.
Although our latest Gen 2.3 products meet its stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations of products are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect the quality of our products. Any actual or perceived errors, defects, or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.
Furthermore, defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products. HI-POWER provides us with a two (2) year manufacturing warranty, which we pass to our customers based on the use case of the customer and normal system degradation expected from such use case. We also offer customers an extended performance warranty of up to twenty (20) years at an additional cost to the customer. The price charged for any such extended warranty is based on the use case of the customer and the additional performance that such customer wishes to ensure. For extended warranties, this may require system augmentation or battery replacements, which would be provided at no additional charge beyond the price of the extended warranty paid by such customer.
We, in turn, provide a two (2) year design warranty to HI-POWER, which warrants that the DC battery design will be free of design defects for the two-year warranty period. As a result, we effectively bear the risk of design warranty claims for two (2) years after we or Holtec has sold any products manufactured by HI-POWER (or much longer, in the case of any extended performance warranty purchased by our customers). We also bear the full risk of any manufacturing warranty claims under its extended warranty after the initial two (2) year period covered by HI-POWER has expired. While we accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on various assumptions, which are based on a short operating history. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expense to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition.
If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects, or improper installation, we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects, or other problems experienced by other companies in the battery industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

If we elect to expand our production capacity by constructing one or more new manufacturing facilities, we may encounter challenges relating to the construction, management and operation of such facilities.
HI-POWER will maintain its exclusive rights to manufacture the batteries for our products sold and delivered in North America if it continues to meet the quality, cost and delivery timelines set by its board of directors and as further specified in the applicable joint venture arrangements between us and Holtec. However, if HI-POWER fails to meet these required performance metrics, we would be free to establish our own manufacturing operations for North America, either directly or through other partnerships. Under these circumstances, we would have the right to transfer manufacturing processes, technology and know-how from HI-POWER to any such new facility. In addition, for sales outside of North America, we are free to establish our own manufacturing facilities or to partner with other companies to manufacture our products.
Accordingly, we may, in the future, seek to construct one or more manufacturing facilities designed to meet our product supply needs. Although we currently believe that we could build a new one (1) gigawatt-hour (“GWh”) manufacturing facility in less than eight months, we cannot provide any assurances that we would be able to successfully establish or operate our manufacturing facility in a timely or profitable manner, or at all, or within any budget that might be forecasted for such a project. The construction of any such facility would require significant capital expenditures and result in significantly increased fixed costs. If we are unable to transition manufacturing operations to any such new facilities in a cost-efficient and timely manner, then we may experience disruptions in operations, which could negatively impact our business and financial results. Further, if the demand for our products decreases or if we do not produce the expected output after any such new facility is operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per product fixed cost, which would have a negative impact on our financial condition and results of operations.
Our ability to expand our manufacturing capacity would also greatly depend on our ability to hire, train and retain an adequate number of manufacturing employees, in particular employees with the appropriate level of knowledge, background and skills. Should we be unable to hire such employees, our business and financial results could be negatively impacted.

Risks Related to our Future Growth

If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
We have experienced significant growth in recent periods and intend to continue to expand our business significantly within existing and new markets. This growth has placed, and any future growth may place, a significant strain on our management, operational, and financial infrastructure. In particular, we will be required to expand, train, and manage our growing employee base and scale and otherwise improve our information technology (“IT”) infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers, and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations.

Our current and planned operations, personnel, customer support, IT, information systems, and other systems and procedures might be inadequate to support future growth and may require us to make additional unanticipated investments in its infrastructure. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. If we cannot manage our growth, we may be unable to take advantage of market opportunities, execute our business strategies, or respond to competitive pressures. This could also result in declines in quality or customer satisfaction, increased costs, difficulties in introducing new offerings, or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Our growth prospects depend on our ability to capitalize on market opportunities.
We believe that a number of market opportunities could help fuel our growth prospects, including the following:
•the pervasiveness of electric grid congestion, creating an opportunity to deploy batteries to reduce the peak energy usage of a customer in specific locations where infrastructure constraints create a need for transmission and/or distribution upgrades;
•the demand for co-location of battery assets on solar or wind farms to store off-peak intermittent renewable energy production and provide on-peak energy at the higher price of alternative energy;
•C&I end users’ adoption of alternative energy generation technologies to supplement or replace on-the-grid energy usage; and
•carbon reduction targets and lower prices from renewables may be forcing earlier retirement of conventional energy sources and drive demand for energy storage.

If these expected market opportunities do not materialize, or if we fail to capitalize on them, then we may not be able to meet our growth projections.

We require additional financing to achieve our goals and a failure to obtain this capital on acceptable terms, or at all, may adversely impact our ability to support our business growth strategy.
We intend to continue to make investments to support our business and will require additional funds. In particular, we will require additional funds to develop new products and enhance existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, products and other assets. Accordingly, we anticipate that equity or debt financings to secure additional funds will be necessary and we intend to pursue such financing to support our business strategy. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

Our planned expansion into new geographic markets or new product lines or services could subject us to additional business, financial, and competitive risks.
In the years ended December 31, 2020 and 2019, we sold our products in a number of different countries, including the United States, India, Brazil and the United Kingdom. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
Our success operating in these new geographic or product markets, or in operating any acquired business, will depend on a number of factors, including our ability to develop solutions to address the requirements of the electric utility industry and C&I end users, our timely qualification and certification of new products, our ability to manage increased manufacturing capacity and production, and our ability to identify and integrate any acquired businesses.
Further, any additional markets that we may enter could have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences may include regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties, or other trade restrictions, limited or unfavorable intellectual property protection, international, political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing and new risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with United States and foreign laws, regulations and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”).
Failure to develop and introduce these new products successfully into the market, to successfully integrate acquired businesses or to otherwise manage the risks and challenges associated with our potential expansion into new product and geographic markets, could adversely affect our revenues and our ability to sustain profitability.

Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.
Revenue from our battery sales is primarily recorded upon transfer of ownership of the product to the customer. Under our customer contracts, this transfer typically takes place upon shipment of the battery from our manufacturing facility but, in some instances, occurs upon delivery to a customer site or, even more infrequently, at the time of commercial operation. Because our revenues are generally derived from sales of hardware that may take many months to manufacture and prepare for delivery, such revenue can come in peaks and troughs based on the underlying customer arrangements. As a result, our quarterly results of operations are difficult to predict and may fluctuate significantly in the future based on the timing of product deliveries.

Forecasts of market growth in this Form 10-K may not be accurate.
Market opportunity estimates and growth forecasts included in this Annual Report are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates in this Annual Report relating to the expected size and growth of the markets for energy storage and other markets in which we participate may prove to be inaccurate. Even if these markets experience the forecasted growth described in this Annual Report, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report should not be taken as indicative of our future growth. In addition, these forecasts do not take into account the impact of the current global Covid-19 pandemic, and we cannot assure you that these forecasts will not be materially and adversely affected as a result.

Risks Related to our United States and Foreign Operations

The reduction, elimination or expiration of government subsidies and economic incentives related to renewable energy solutions could reduce demand for our technologies and harm our business.
To promote renewable energy generation and consumption, federal, state, local and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of alternative energy systems in the form of rebates, tax credits and other financial incentives such as system performance payments, payments of renewable energy credits associated with renewable energy generation and exclusion of certain renewable energy systems from property tax assessments.
Our business relies, in part, on the co-location of battery assets with solar and wind technologies. The market for on-grid applications, where solar or wind power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives that vary by geographic market. The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may negatively affect the competitiveness of alternative electricity generation relative to conventional and non-solar renewable sources of electricity and could harm or halt the growth of the alternative electricity industries. Because our C&I end user sales are generally expected to be made into the on-grid market, these changes could harm our business. For example, in 2015 the U.S Congress passed a multi-year extension to the solar Investment Tax Credit (“ITC”), which extension helped grow the U.S solar market. As of January 1, 2020, the ITC is being gradually reduced from thirty percent (30%) to twenty-six percent (26%) for both residential and commercial in 2020 and is expected to reach ten percent (10%) for commercial only in 2022. In December 2020, the Congress passed the Consolidated Appropriations Act, 2021 which extended the 26% credit for two years until January 1, 2023 and the applicability of the 22% credit for another year until January 1, 2024. If the ITC would not be extended any further, the reduction in the ITC could reduce the demand for solar energy solutions in the United States, which would have an adverse impact on our business, financial condition, and results of operations.
In general, subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations or the passage of time. These reductions or terminations often occur without warning.
In addition, several jurisdictions have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered by utilities to customers come from a set of eligible renewable energy resources by a certain compliance date. Some programs further specify that a portion of the renewable energy quota must be from solar electricity. Under some programs, a utility can receive a “credit” for renewable energy produced by a third party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used by the generator or sold to another party. A renewable energy credit allows the utility to add this electricity to its renewable portfolio requirement total without actually expending the capital for generating facilities. However, there can be no assurances that such policies will continue. For example, in December 2015, Nevada’s Public Utilities Commission increased the fixed service charge for net-metered solar customers and lowered compensation for net excess solar generation proposals to extend compliance deadlines, reduce targets or repeal standards which have also been introduced in a number of states.
If the foregoing or any other subsidies and incentives applicable to alternative energy implementation or usage are reduced or eliminated, or the regulatory landscape otherwise becomes less favorable, then there could be reduced demand for alternative energy solutions, which could have an adverse impact on our business, financial condition, and results of operations.

Changes in the U.S. trade environment, including the recent imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
We currently procure the felt required for our batteries and the electrical cables for the battery container from China, as we believe that the materials procured from our Chinese suppliers currently have the best overall performance and price compared to domestic alternatives. Escalating trade tensions between the United States and China have recently led to certain increased tariffs and trade restrictions. There can be no guarantee that these developments will not negatively impact the price of the felt used in our products. We believe we could obtain a similar performing felt and electrical cabling in the United States, but such sources would likely also charge a higher cost than our current suppliers, which would negatively impact our gross margins. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions, which could result in supply shortages and increased costs.

We could be subject to foreign exchange risk.
Our international sales are typically denominated in U.S. dollars or Euros. As a result, we do not have significant direct exposure to currency valuation exchange rate fluctuations. However, because our products are sold internationally, to the extent that the U.S. dollar strengthens against the foreign currency of a customer or potential customer, we may find our products at a price disadvantage as compared with other non-U.S. suppliers. This could lead to our receiving lower prices or being unable to compete for that specific customer’s business. Consequently, currency fluctuations could adversely affect the competitiveness of our products in international markets.

We have operations in the United States, which exposes us to multiple federal, state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
Applicable laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, privacy, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure to comply with them, could increase our costs, affect our reputation, limit our business, drain management’s time and attention or otherwise, generally impact our operations in adverse ways.
We could be adversely affected by any violations of the FCPA, the U.K. Bribery Act, and other foreign anti-bribery laws, as well as violations against export controls and economic embargo regulations.
The FCPA prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into, many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry and related energy industries, our entry into certain jurisdictions may require substantial government contact where norms can differ from U.S. standards. Although we expect to maintain strict internal control policies and procedures designed to guard against improper conduct, there can be no guarantee that our employees, agents, and business partners will not take actions in violation of our internal control policies. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, and detecting, investigating and resolving actual or alleged violations can be expensive and require significant time and attention from senior management. Any violation of U.S. federal and state and non-U.S. laws, regulations and policies could result in substantial fines, sanctions, civil and/or criminal penalties, and curtailment of operations in the United States or other applicable jurisdictions. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
Furthermore, we are subject to the export controls and economic embargo rules and regulations of the United States, including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. While we do not conduct business with sanctioned and embargoed countries and we expect to maintain strict internal control policies and procedures designed to guard against improper conduct, a determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines and enforcement actions and civil and/or criminal sanctions, the disgorgement of profits and the imposition of a court-appointed monitor, as well as the denial of export privileges, and may have an adverse effect on our reputation.

Risks Related to Intellectual Property

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, then our business and results of operations could be materially harmed.
Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret, and unfair competition laws, as well as confidentiality and other contractual provisions with our customers, suppliers, employees, and others, to establish and protect our intellectual property and other proprietary rights. Our ability to enforce these rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we may be subject to claims that our intellectual property rights are invalid or not enforceable. Our assertion of intellectual property rights may result in another party seeking to assert claims against us, which could harm our business. Our inability to enforce intellectual property rights under any of these circumstances would likely harm our competitive position and business.

We applied for patents in the United States, Europe, Africa, South America, Asia and Australia, some of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or re-design our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be misappropriated, infringed, or otherwise violated.
Our intellectual property may be stolen or infringed upon. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control which may lead to the theft of our intellectual property, trade secrets or business disruption, including inappropriate retention or disclosure of trade secrets by current or former employees. To the extent that any disruption or security breach results in a loss or damage to our data or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees and lead to claims against the company. Any lawsuits that we may initiate to protect our significant investment in our intellectual property also may consume management and financial resources for long periods of time and may not result in favorable outcomes, which may adversely affect our business, results of operations or financial condition.

Third parties may assert that we are infringing upon their intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
Our competitors and other third parties hold numerous patents related to technology used in our industry. From time to time, we may be subject to claims of intellectual property right infringement and related litigation, and, if we gain greater recognition in the market, we will face a higher risk of being the subject of claims that we have violated others’ intellectual property rights. While we believe that our products and technology do not infringe in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. If we do not successfully defend or settle intellectual property claims, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content, or brands. To avoid a prohibition, we could seek a license from the applicable third party, which could require us to pay significant royalties, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, then we may be required to develop or license a non-violating alternative, either of which could require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Any of these results would adversely affect our business, financial condition, and results of operations.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
Unexpected risks may arise that cause us to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject. Accordingly, our stockholders could suffer a reduction in the value of their shares.

Risk Related to Our Securities

To the extent that any shares of common stock are issued upon exercise of any of the warrants, the number of shares eligible for resale in the public market would increase.
We have 9,075,000 outstanding warrants to purchase 9,075,000 shares of common stock at an exercise price of $11.5 per share, which will become exercisable on May 22, 2021.

To the extent that any shares of common stock are issued upon exercise of any of the warrants to purchase shares of common stock, there will be an increase in the number of shares of common stock eligible for resale in the public market. Sales of a substantial number of such shares in the public market could adversely affect the market price of common stock.

Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or our bylaws, or (iv) any action asserting a claim against us or our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
Notwithstanding the foregoing, our Charter provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
Our Charter contains provisions that may hinder unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company; and

•the requirement that a meeting of stockholders may only be called by members of our Board or the stockholders holding a majority of our shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
The Sponsor’s founder shares, private placement units, private placement shares, private placement warrants, and any shares of common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement, dated May 19, 2020, between us and the Sponsor. Likewise, the shareholders who have received common stock in connection with the business combination are contractually restricted from selling or transferring any shares of our common stock they received pursuant to the lock-up provisions contained therein. However, following the expiration of these lockup-up periods, neither such shareholders nor the Sponsor are restricted from selling their shares of our common stock, other than by applicable securities laws. Additionally, the investors are not restricted from selling any of their shares of our common stock following the Closing, other than by applicable securities laws. A resale prospectus covering 43,744,680 shares and 325,000 warrants held by the shareholders and warrant holders and the Sponsor was declared effective by the SEC on January 21, 2021, which may be utilized to sell such securities for so long as it remains effective. A resale prospectus covering 4,000,000 shares held by the PIPE investors was declared effective by the SEC on November 16, 2020, which may be utilized to sell such securities for so long as it remains effective.
As such, sales of a substantial number of shares of our common stock in the public market could occur at any time irrespective of the Company's performance. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Such sales may occur based upon individual investor liquidity requirements or other factors outside of our control. Upon completion of the business combination, the Sponsor, the shareholders of the common stock issued in connection with the Merger, and the investors collectively owned approximately 83.3% of the outstanding shares of our common stock.
As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of shares by the Sponsor, shareholders who received common stock in connection with the business combination, and the investors could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

We may redeem the public warrants prior to their exercise at a time that is disadvantageous to such warrant holders, thereby making your public warrants worthless.
We will have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) trading-day period ending on the third (3rd) trading day prior to proper notice of such redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell the warrants at the then-current market price when the holder might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. The private placement warrants are not redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Our stock price may be volatile and may decline regardless of our operating performance.
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of the our securities may include:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale;
•any major change in our board of directors or management;
•sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

There can be no assurance that the warrants will be in the money at the time they become exercisable, and they may expire worthless.
The exercise price for the outstanding warrants is $11.50 per share of common stock. There can be no assurance that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

There can be no assurance that our common stock will be able to comply with the continued listing standards of Nasdaq.
The shares of our common stock and warrants are listed on Nasdaq. If Nasdaq delists the common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Risks Related our Status as a Public Company

The obligations associated with being a public company involve significant expenses and will require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, as amended (“SOX”). The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. SOX requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not incur prior to the business combination. Our entire management team and many of our other employees devote substantial time to compliance, and may not effectively or efficiently manage our transition into a public company.

We are currently an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and to the extent we have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to information they may deem important that we may have been required to disclose if we were not an emerging growth company and smaller reporting company. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. We intend to take advantage of the benefits of this extended transition period. This may make comparison of our financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.
We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we issued more than $1.00 billion in non-convertible debt during the prior three-year period. Accordingly, if the market value of our shares of common stock held by non-affiliates continues to exceed $700 million as of June 30, 2021, we will cease to qualify as an emerging growth company or smaller reporting company as of January 1, 2022. If we are thereafter not able to implement the requirements of Section 404 of SOX, including any additional requirements once we are no longer an emerging growth company, in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See “Item 1. Business” under "Facilities" section.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations. There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
EOS's shares of common stock and warrants are traded on The Nasdaq Capital Market under the ticker symbols “EOSE” and “EOSEW”, respectively.
As of February 22, 2021 there were 138 holders of record of EOS common stock and 2 holders of record of EOS warrants.

Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent sales of unregistered securities

Founder Shares and Subscription Agreements
In connection with BMRG’s initial formation in June 2019, a wholly-owned subsidiary of B. Riley Financial (which is the parent of the Sponsor) was issued all of BMRG’s outstanding equity. All founder shares were contributed to the Sponsor in January 2020, resulting in the Sponsor directly and B. Riley Financial indirectly owning all outstanding founder shares. On February 3, 2020, BMRG conducted a 1:575 stock split and reclassification of BMRG’s common stock such that the Sponsor directly and B. Riley Financial indirectly continued to own all 5,750,000 outstanding founder shares. On April 21, 2020, 20,000 founder shares were transferred to each of Patrick Bartels, Jamie Kempner, Timothy Presutti and Robert Suss, BMRG’s independent director nominees, at their par value. On May 19, 2020, the Sponsor returned 718,750 founder shares to BMRG for cancellation. The number of founder shares outstanding was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the IPO excluding the private placement shares underlying the private placement units. On May 28, 2020, the Sponsor forfeited 656,250 founder shares in connection with the determination by the underwriters of the IPO not to exercise their over-allotment option in whole or in part, resulting in a total of 4,375,000 founder shares outstanding.

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 650,000 private placement units at $10.00 per private placement unit ($6,500,000 in the aggregate). Each private placement unit consisted of one share of common stock and one-half of one private placement warrant. Each whole private placement warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The proceeds from the private placement units were added to the proceeds from the IPO held in the trust account. The private placement units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Business Combination and PIPE Investment
On November 16, 2020, immediately prior to the Closing, BMRG issued to a number of purchasers (each, a “PIPE Investor”) an aggregate of 4,000,000 shares of BMRG’s Class A common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $40,000,000, pursuant to separate subscription agreements (each, a “Subscription Agreement”). Pursuant to the Subscription Agreements, the Company gave certain registration rights to the Subscribers with respect to the PIPE Shares. The shares of Class A common stock issued to the PIPE Investors pursuant to the Subscription Agreements were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. Upon the Closing, (i) all shares of BMRG’s Class B common stock were reclassified to Class A common stock; and (ii) immediately following this reclassification, all shares of BMRG’s Class A common stock were reclassified to our common stock. The shares of Class A common stock issued upon reclassification of the Class B common Stock were not registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.
The securities issued to the former equityholders of Eos HoldCo pursuant to the Merger Agreement were registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
The PIPE Shares issued to the PIPE Investors pursuant to the Subscription Agreements have been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

ITEM 6.SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors.”
Overview
We design, manufacture, and deploy reliable, sustainable, safe and scalable low-cost battery storage solutions for the electric utility industry.
The Company was originally incorporated in Delaware on June 3, 2019 as a special purpose acquisition company under the name B. Riley Principal Merger Corp. II., in order to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses.
On November 16, 2020, the Company consummated the transactions contemplated by an Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 7, 2020, by and among BMRG Merger Sub, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub I”), BMRG Merger Sub II, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub II”), Eos Energy Storage

LLC, a Delaware limited liability company (“EES”), New Eos Energy LLC, a wholly-owned subsidiary of EES and a Delaware limited liability company (“Newco”) and AltEnergy Storage VI, LLC, a Delaware limited liability company (“AltEnergy”). Pursuant to the Merger Agreement, (1) Merger Sub I merged with and into Newco (the “First Merger”), whereupon the separate existence of Merger Sub I ceased, and Newco continued as the surviving company (such company, in its capacity as the surviving company of the First Merger, is sometimes referred to as the “First Surviving Company”) and became our wholly owned subsidiary; and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, the First Surviving Company merged with and into Merger Sub II, whereupon the separate existence of the First Surviving Company ceased, and Merger Sub II continued as the surviving company and our wholly owned subsidiary.
Upon the closing of the business combination (the “Closing”), the Company changed its name to “Eos Energy Enterprises, Inc.”
The business combination is accounted for as a reverse recapitalization. EES is deemed the accounting predecessor and the combined entity is the successor SEC registrant, meaning that EES' financial statements for previous periods are disclosed in the registrant’s future periodic reports filed with the SEC. Under this method of accounting, BMRG is treated as the acquired company for financial statement reporting purposes.
As a SEC-registered and NASDAQ-listed company, we are required to implement procedures and processes to address public company regulatory requirements and customary practices and have and continue to hire additional personnel in this context. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit and other professional service fees.
Key Factors Affecting Operating Results
Commercialization
We began full commercial production of our Eos Gen 2.3 125|500 DC Battery System and delivering first shipments to customers in January 2021. Our testing of Gen 2.3 batteries produced in limited quantities during 2020 has indicated performance at expected levels pending movement into commercial production. While we expect the performance to be the same as we further scale commercial production, the manufacturing line for this battery system has not been fully tested. If performance of the battery system does not meet our specifications, we may need to reduce the speed of production to ensure we have quality batteries that meet our performance specifications. Any delay in production could affect the delivery of batteries to our customers.
We are also in the process of getting a third-party product safety certification from Underwriter Laboratories (UL) for the Eos Gen 2.3 125|500 DC Battery System. While we anticipate receiving UL Certification, the certification has been delayed due to Covid-19 and is expected in the second quarter of 2021.
Our growth strategy contemplates increasing sales of a commercial battery system through our direct sales team and sales channel partners. We anticipate our customers to include utilities, project developers, independent power producers and commercial and industrial companies. As we intend to expand our sales both in volume and geography, we have started discussions with several companies in North America, Europe, the Middle East and Asia about partnering on selling our product in these regions. For some of these potential partners we have begun discussions ranging from being a reseller of our product to being a joint venture partner in the manufacturing of our battery systems. We expect to continue expanding the direct sales force in North America, adding direct sales people outside North America, and entering into strategic alliances to advance our sales growth globally.
Integration of Alliance Partners
We may in the future seek to construct one or more manufacturing facilities, thereby expanding our manufacturing footprint to meet customer demand. Provided the arrangement with our joint venture partner HI-POWER continues to meet the quality, cost and delivery timelines set by the HI-POWER Board of Directors, HI-POWER would maintain its exclusivity to manufacture the batteries for products sold and delivered in North

America. If HI-POWER fails to meet required performance metrics, we can establish our own manufacturing for North America either directly or through other partnerships.
For sales outside of North America, we may establish our own manufacturing facilities or may partner with other companies to manufacture our products. The construction of any such facility would require significant capital expenditures and result in significantly increased fixed costs. If we establish our own manufacturing facility, we have the right to transfer the manufacturing processes, technology and know-how from the HI-POWER JV to any new facility.
We commission and provide for the operation and maintenance of our battery storage systems deployed to date, and for those battery storage systems sold throughout the life of their operations. In addition, we also offer extended product warranties to supplement the life of these assets. As our sales expand in volume and geography, we have engaged third parties to perform this function on our behalf.
Market Trends and Competition
According to Bloomberg New Energy Finance (“BNEF”) the global energy storage market is expected to grow to a cumulative 1,095 gigawatts (“GW”), attracting an estimated $660 billion in future investment by 2040. With approximately 3.3 GW of energy storage commissioned globally in 2019, it is expected to increase to 4.7 GW in 2020. It is expected the global energy storage market will grow at a 53% compound annual growth rate from 6,480 megawatt hours (“MWh”) in 2019 to approximately 83,000 MWh by 2025.
Based on BNEF, the United States would represent over 15% of this global market. The percentage of renewable energy in total electricity generation in the United States will change from 18% in 2019 to 36% by 2030 and solar energy is estimated to contribute 20% to the total electricity supply. Favorable regulatory conditions such as the recent court decision validating FERC Order 841, along with state sponsored incentives in New York, California, Massachusetts and other states coupled with the rapid growth of solar PV plus storage applications throughout the United States are expected to grow the utility-scale energy storage market from 172 megawatts (“MW”) / 345 MWh in 2019 to 6,631 MW / 17,563 MWh by 2025. We estimate 1,250 GW of additional capacity from renewables to be delivered to the grid by 2024, leading to an increased demand for energy storage.
Factors affecting customers to make decision when choosing from different battery storage systems in the market include:
•product performance and features;
•safety and sustainability;
•total lifetime cost of ownership;
•total product lifespan;
•power and energy efficiency;
•duration of the batteries storage;
•customer service and support; and
•U.S. based manufacturing and sourced materials.
Lithium-ion currently has 95% or more market share for the stationary battery industry. We believe we are the first commercially available battery system that does not have a lithium-ion chemistry. We anticipate our battery system using Znyth® technology will gradually take some market share of the battery industry. This considers its unique operating characteristics, including a 100% discharge capability, flattened degradation curve and a 3-12 hour duration, as well as other characteristics related to safety and the cost of operating and maintaining our battery system. Our ability to successfully deploy our battery system technology and gain market share in the energy storage market will be important to the growth of our business.

Regulatory Landscape
In North America, geographic distribution of energy storage deployment has been driven by regulatory policy with both federal and state level programs contributing to stable revenue streams for energy storage. Refer to the Business section for a description of these programs and the impact on our business.

Covid-19

We have implemented operational and protective measures to ensure the safety, health and welfare of our employees and stakeholders. This includes implementing work from home policies for non-essential employees, which constitutes 78% of our workforce. We have also ensured that all employees and visitors that visit our office have access to personal protective equipment and we strictly enforce social distancing. We will maintain these precautions and procedures until Covid-19 is under adequate control. To-date, Covid-19 caused a several week delay in completing the UL certification of the Gen 2.3 product due to the certification company being delayed in completing the in-person witness tests. In addition, it caused the delay for us to deliver products to one of our customers. Other than this, Covid-19 did not have a material impact on our operations or financial condition.
The full impact of the Covid-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in Item 1A “Risk Factors” within this Annual Report on Form 10-K. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business from any economic recession or depression that may occur as a result of the pandemic. Therefore, we cannot reasonably estimate the impact at this time. We continue to actively monitor the pandemic and may determine to take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine to be in the best interests of our employees, customers, vendors, and shareholders.
Components of Results of Operations
As the Merger is accounted for as reverse recapitalization, the operating results included in this discussion reflect the historical operating results of EES prior to the Merger and the combined results of Eos following the closing of the Merger. The assets and liabilities of the Company are stated at their historical cost.

Revenue
We have primarily generated revenues from limited sales as we recently launched our next generation energy storage solution Gen 2.3 that is scalable and can be used for a variety of commercial use cases. We expect revenues to increase as we scale our production to meet demand for the next generation of our product.
Cost of sales
In August 2019, we established a joint venture, HI-POWER, that manufactures the Gen 2.3 battery system on our behalf. Our cost of sales for the Gen 2.3 battery system includes the purchase of the manufactured system from Hi-Power, the joint venture which produces the Gen 2.3 battery system. Cost of sales also includes the provision for excess, obsolete and slow-moving inventories, the reserve for losses on firm purchase commitments, cost of products sold directly by the Company to our customers, depreciation of manufacturing plant and equipment, warranty accruals, as well as shipping, logistics and facility related costs. We expect our cost of sales to exceed revenues in the near term as we continue to scale our business.
Before launching commercial production of our Gen 2.3 battery system, we manufactured our battery systems ourselves and our cost of sales included material, labor, and other direct costs related to the manufacture of energy storage product for sale to customers. Other items contributing to cost of sales were manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety, quality and production control and procurement.
Research and development
Research and development expenses consist primarily of salaries and personnel-related costs as well as products, materials, third party services, and depreciation on equipment and facilities used in our research and development process. We expect our research and development costs to increase for the foreseeable future as we continue to invest in research and development activities that are necessary to achieve our technology and product roadmap goals.

General and administrative expense

General and administrative expenses consist mainly of personnel-related expenses including corporate, executive, finance, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, and marketing costs. We expect general, and administrative expenses to increase for the foreseeable future as we scale our headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Grant expense (income), net
Grant expense (income), net includes our expenses net of reimbursement related to grants provided by the California Energy Commission (“CEC”).
Sale of tax attributes
The sale of tax attributes represents the benefit recorded from the sale of our State of New Jersey net operating loss carryforwards and R&D tax credits to third parties.
Income (loss) on equity in unconsolidated joint venture
The income (loss) on equity in unconsolidated joint venture represents our proportionate share of the income (loss) from our investment in HI-POWER LLC, a joint venture established with Holtec Power, Inc.
Interest expense
Interest expense consists primarily of interest incurred on our convertible notes before the Merger, including the accretion of interest on convertible notes that contained embedded features that permit holders to demand immediate repayment of principal and interest. All convertible notes were converted to common stock in connection with Merger and no balance outstanding as of December 31, 2020
Change in fair value, embedded derivative
The convertible notes issued during 2019 and 2020 contained an embedded derivative feature that could accelerate the repayment of the convertible notes upon a qualified financing event not within our control. This embedded derivative resulted in the recording of a premium or discount on convertible notes that were recognized in earnings upon their issuance. In connection with the Merger, all convertible notes were converted to common stock and the embedded derivative fair value was zero as of December 31, 2020.
Results of Operations
Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019
The following table sets forth our operating results for the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Revenue	$219	$496	$(277)	(56)
Costing and expenses:
Cost of sales	5,509	8,332	(2,823)	(34)
Research and development	13,983	11,755	2,228	19
General and administrative expense	18,883	7,710	11,173	145
Grant expense (income), net	913	(469)	1,382	(295)
Operating loss	(39,069)	(26,832)	(12,237)	46
Other income (expense)
Sale of state tax attributes	—	4,060	(4,060)	(100)
Interest (expense) income , net	(115)	2	(117)	(5850)
Interest expense – related party	(23,706)	(49,708)	26,002	(52)
Loss on extinguishment of convertible notes – related party	—	(6,111)	6,111	(100)
Change in fair value, embedded derivative	2,092	(716)	2,808	(392)
Change in fair value, Sponsor Earnout Shares	(8,083)	—	(8,083)	NM
Income (loss) on equity in unconsolidated joint venture	127	(178)	305	(171)
Net loss	$(68,754)	$(79,483)	$10,729	(13)

Basic and diluted loss per share attributable to common shareholders
Basic and Diluted	$(7.31)	$(20.22)	$12.91	(64%)

Revenue
Revenue was $0.2 million and $0.5 million for the year ended December 31, 2020 and 2019, respectively, related to sales of our initial energy storage solution for specific customer application. Revenue decreased between 2019 and 2020 as Eos transitioned its business to launch its next generation of energy storage solution, Gen 2.3, in the second half of 2020.
Cost of Sales
Cost of sales decreased by $2.8 million or 34% from $8.3 million for the year ended December 31, 2019 to $5.5 million for the year ended December 31, 2020. The decrease results primarily from a decrease of $3.0 million for manufacturing costs incurred during the year ended December 31, 2019. In August 2019 (and as amended in August 2020), the Company entered into an agreement with Holtec Power, Inc (“Holtec”) to form the unconsolidated joint venture, HI-POWER LLC (“Hi-Power” or “JV”). The JV manufactures the products for all of the Company’s projects in North America. For the year ended December 31, 2019, $0.9 million impairment loss from manufacturing property and equipment were charged to cost of sales. For 2020, the Company incurred $1.1 million increases in losses resulting from inventory reserves related to excess and obsolescence, lower of cost or market adjustments and reserves for losses on firm inventory purchase commitment, compared to 2019.

Research and Development
Research and development costs increased by $2.2 million or 19% from $11.8 million for the year ended December 31, 2019 to $14.0 million for the year ended December 31, 2020. The increase results primarily from $3.9 million increase of expenses for material and supplies as well as leases, related to R&D activities associated with our Gen 2.3 battery system, offset by reductions in payroll expenses and personnel related cost of $0.5 million, $0.4 million in outside service, $0.7 million decrease in impairment loss for R&D property and equipment from 2019 to 2020, and $0.2 million in facility cost. As the Company transitioned its efforts from research and development activities to focus on the commercial production of its next generation energy storage solution, it reduced its R&D headcount.
General and Administrative Expenses
General and administrative expenses increased by $11.2 million or 145% from $7.7 million for the year ended December 31, 2019 to $18.9 million for the year ended December 31, 2020. Included in this is an increase of stock-based compensation for employees and service providers by $ 5 million in 2020. Vesting of certain stock options and performance-based options was accelerated in accordance with terms of the related award agreement at the Merger. The increase of General and administrative expenses was further due to a $4.1 million increase in payroll and personnel cost for the year ended December 31, 2020 as well as $2.5 million higher professional fees and marketing expenses related to our public listing efforts. As the Company is commercializing the Gen 2.3 battery storage solution, as well as since becoming a public company in November 2020, we incurred significantly higher legal, accounting and other expenses.
Grant expense (income), net
Grant expense (income), net increased by $1.4 million or (295)% from $ (0.5) million for the year ended December 31, 2019 to $0.9 million for the year ended December 31, 2020. The increase results from lower grant income earned for the year ended December 31, 2020 and level of research and development activity related to its grants from the California Energy Commission.
Sale of state tax attributes
We recognized income of $— million and $4.1 million during the years ended December 31, 2020 and 2019, respectively related to the sale of our state net operating losses and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. The Company has been approved for selling more state tax attributes for the year ended December 31, 2019 in 2020 and is still working to find matching purchaser in the market.
Income (loss) on equity in unconsolidated joint venture
The income (loss) on equity in unconsolidated joint venture results from our portion of HI-POWER LLC’s income and loss incurred. The joint venture was established in August 2019 and incurred initial losses in 2019. The joint venture turned a profit for the year ended December 31, 2020.
Interest expense — related party
Interest expense - related party decreased by $26.0 million from $49.7 million for the year ended December 31, 2019 to $23.7 million for the year ended December 31, 2020. Eos’s convertible notes issued during 2019 and 2020 included an embedded feature that permits holders to demand immediate repayment of all outstanding principal and interest resulting in the immediate accretion of interest expense. During the year ended December 31, 2019, proceeds allocated to the issuance of convertible notes was $19.3 million and Eos recorded $49.7 million of interest expense related to these convertible notes that include a demand feature that could require repayment of principal and interest during 2019. During the twelve months ended December 31, 2020, proceeds allocated to the issuance of convertible notes was $9.0 million, and Eos recorded $23.7 million of interest expense related to these convertible notes.

Loss on extinguishment of convertible notes — related party
The loss on extinguishment of convertible notes of $6.1 million in 2019 was the result of the modification in April 2019 of convertible notes issued during 2018 and January 2019.
Change in fair value, embedded derivative
The change in fair value of $2.1 million and $(0.7) for the years ended December 31, 2020 and December 31, 2019 reflect the change in fair value of the embedded derivative feature on our convertible notes that was recorded through earnings.
Change in fair value, Sponsor Earnout Shares
The change in fair value of $(8.1) million for the years ended December 31, 2020 reflects the change in fair value of the Sponsor Earnout Shares classified as liability as of the Merger date through the date they were released from restriction and reclassified into equity on December 16, 2020.
Liquidity and Capital Resources
As of December 31, 2020, we had cash and cash equivalents of $121.9 million. Since our inception, we have financed our operations primarily through funding received from the private placement of convertible notes and the issuance of common and preferred units. In November 2020, we received $142.3 million in connection with the consummation of the Merger and the private placement upon the Closing.
We expect capital expenditures and working capital requirements to increase as we seek to execute on our growth strategy. We currently anticipate that total capital expenditures for fiscal 2021 will be approximately $35 to $40 million which will be used primarily for additional equipment, automation, and implementation to increase our capacity and efficiency to meet our customer’s needs. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of existing equipment, our sales pipeline, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Fiscal Year Ended
($ in thousands)	2020	2019
Net cash used in operating activities	$(26,559)	$(23,834)
Net cash used in investing activities	(6,625)	(2,900)
Net cash provided by financing activities	154,175	22,098
Cash flows from operating activities:
Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development, manufacturing of our initial energy storage products, and other general and administrative activities. As we continue and expand commercial production, we expect our expenses related to personnel, manufacturing, research and development and general and administrative activities to increase.
Net cash used in operating activities was $26.6 million for the year ended December 31, 2020 which is comprised of our net loss of $68.8 million, adjusted for non-cash interest expense on convertible debt of $23.7 million and other non-cash charges that includes stock-based compensation of $5.1 million, depreciation and amortization of $1.6 million, change in fair value of embedded derivative of $(2.1) million, change in fair value of Sponsor Earnout Shares of $8.1 million, provision for firm purchase commitment of $1.6 million. The net cash flows inflow from to changes in operating assets and liabilities was $4.4 million for year ended December 31, 2020, primarily driven by a decrease in accounts receivable from the sale of state tax attributes of $4.1 million and an increase in accounts payable and accrued expenses of $3.0 million, offset by the increase of prepaid expense and other expense of $1.6 million.
Net cash used in operating activities was $23.8 million for the year ended December 31, 2019, which is comprised of our net loss of $79.5 million, adjusted for non-cash interest expense on convertible debt of $49.7 million and other non-cash charges that includes depreciation and amortization of $2.1 million, change in fair value of embedded derivative of $0.7 million, impairment of property and equipment of $1.6 million loss on extinguishment of convertible notes — related party of $6.1 million and other non-cash charges of $0.2 million. The net cash outflow from changes in operating assets and liabilities was $4.9 million for the year ended December 31, 2019 primarily related to an increase in accounts receivable from the sale of state tax attributes of $4.1 million and a decrease in accounts payable and accrued expenses of $1.1 million.
Cash flows from investing activities:
Our cash flows from investing activities have been comprised primarily of purchases of property and equipment of $3.6 million and $2.3 million for the year ended December 31, 2020 and December 31, 2019, respectively, as well as investments in joint venture.
In August 2019, we began to make investments in the HI-POWER joint venture, which has the exclusive rights to manufacture our battery storage systems in North America, subject to meeting certain performance targets. Our initial financial commitment to this joint venture was $4.1 million in the form of cash and special purpose manufacturing equipment. The special purpose manufacturing equipment continues to be classified as property and equipment on our balance sheet until it is fully commissioned and operational and has produced the first ten megawatts per hour of commercial product. During the latter half of 2019, the Company made cash contributions of $0.6 million to HI-POWER. In the year ended December 31, 2020, the Company made additional contributions of $3.0 million. The increase of the contribution was a result of the shorter period of time for Hi-POWER's operation in 2019, which only included four months, compared to a full year of operation in 2020, as well as increasing production at the JV.
Cash flows from financing activities:
Through December 31, 2020, we have raised capital from the Merger with BMRG and financed our operations through the sale of common and preferred units and convertible notes.
Net cash provided by financing activities was $154.2 million in the year ended December 31, 2020 and included $142.3 proceeds from the Merger with BMRG, with $10.3 million paid for direct incremental transaction cost, and proceeds from a Paycheck Protection Program loan of $1.3 million. Prior to the Merger, the Company additionally received $11.8 million from issuance of contingent redeemable preferred units and $9.0 million from issuance of convertible notes .
Net cash provided by financing activities was $22.1 million for the year ended December 31, 2019 and included proceeds from the issuance of convertible notes payable — related party of $21.1 million, and proceeds of $2.0 million attributable to the issuance of contingently redeemable preferred units. These proceeds were partially offset by a cash outflow related to the repayment of short-term notes payable of $1.0 million.
We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments at December 31, 2020. See Note 7 —Investment in Unconsolidated Joint Venture, Note 8 — Commitment and contingencies and Note 13 — Long term debt for a further description of these obligations and commitments.

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Paycheck Protection Program Loan	$1,258	978	280	—	—
Operating and capital lease	$4,823	699	1,584	1,861	679
Firm purchase commitment	$2,504	2,504	—	—	—
Other loans	$93	93		—	—
Total	$8,678	4,274	1,864	1,861	679

At December 31, 2020, we had an agreement to provide a loan commitment to one of our customer for $1 million. $0.1 million were drawn on that commitment as of December 31, 2020.
Off-Balance Sheet Arrangements
On January 10, 2020, the Company entered into a one-year invoice securitization facility (the “LSQ Invoice Purchase Agreement Facility”) pursuant to (i) an Invoice Purchase Agreement (the “IPA”), as sellers, (the “Seller”), and LSQ Funding Group, L.C. (“LSQ”), as purchaser (the “Purchaser”). Under the terms of the IPA, the Company contributes certain invoices, related collections and security interests (collectively, the “Invoices”) to LSQ on a revolving basis. Under the terms of the IPA, the Company issues to the Purchasers an ownership interest in the Invoices for up to $3.5 million in cash proceeds. This facility was terminated in September 2020. During the year ended December 31, 2020 , the Company sold $4.1 million of receivables from sales of state tax attributes and $1.5 million of grant receivables. Costs incurred on the sale was $0.1 million for the year ended December 31, 2020. These amounts are recorded in interest expense in the statements of operations.
As of December 31, 2020 and December 31, 2019, we did not have any off balance sheet receivables outstanding nor did we incur any costs associated with off-balance sheet arrangements. We did not have any other material off-balance sheet arrangements as of December 31, 2020 and December 31, 2019.

Critical Accounting Policies and Use of Estimates
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our consolidated financial statements, we make assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments, and estimates.
Our significant accounting policies are described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” in the Notes to the audited financial statements. Our most significant accounting policies, which reflect significant management estimates and judgment in determining amounts reported in our audited financial statements were as follows:

Principles of Consolidation and Reverse Acquisition
The Merger was accounted for as a reverse recapitalization in accordance with ASC 805 Business combination. Under this method of accounting, BMRG has been treated as acquiree and EES is treated as acquirer for financial reporting purposes. This determination was primarily based on current shareholders of EES having a relative majority of the voting power of the combined entity, the operations of EES prior to the acquisition comprising the only ongoing operations of the combined entity, and senior management of EES comprising the majority of the senior management of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of EES with the acquisition being treated as the equivalent of EES issuing stock for the net assets of BMRG, accompanied by a recapitalization. The net assets of BMRG were recognized at historical cost as of the date of the Merger, with no goodwill or other intangible assets recorded.

Inventory Valuation
Inventory is stated at the lower of cost or net realizable value. The Company capitalizes inventory costs when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment periodically for excess, obsolescence and for instances where cost of the inventory is in excess of its estimated net realizable value. In estimating a provision for excess, obsolete and slow-moving inventory, we consider such factors as competitor offerings, market conditions and the life cycle of the product. If inventory on-hand is determined to be excess, obsolete or has a carrying amount that exceeds its net realizable value, we will reduce the carrying amount to its estimated net realizable value.
In preparation with the launch of our next generation energy storage solution, we will begin building inventory levels based on our forecast for demand. A significant decrease in demand could result in an increase in the amount of excess inventory on hand, which could lead to additional charges for excess and obsolete inventory.
The Company assesses whether losses on purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for future purchases are recognized unless recoverable. The recognized loss on purchase commitments is reduced as inventory items are received and the remaining purchase commitment decreases.
Fair Value Measurement
The Company estimated the original fair value of the contingently issuable common stock (refer to Note 2 of the financial statement) that is contingently issuable based on a Monte Carlo Stimulation pricing model considering stock price of the Company, risk free rate of 0.41% and volatility of 60% utilizing a peer group based on five year term.
The fair values of the Sponsor Earnout Shares on the Closing date were estimated using a Monte Carlo simulation based on stock price of the Company, a risk free rate of 0.41% and volatility of 60% utilizing a peer group based on a five year term. The fair value of the first tranche of Sponsor Earnout Shares that vested on December 16, 2020 was based on the closing share price of the Company’s publicly traded stock on that date.
Stock-based compensation is estimated at the grant date based on the fair value of the awards and is recognized as expense over the service period. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model.

Refer to “ Fair Value of Financial Instruments” in Note 1 in our “Notes to the Consolidated Financial Statements” for additional information about fair value measurements.
Convertible Notes Payable
We record conventional convertible debt in accordance with ASC 470-20, Debt with Conversion and Other Options. Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Convertible instruments that are not bifurcated as a derivative, and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether their conversion prices create an embedded beneficial conversion feature at inception, or may become beneficial in the future due to potential adjustments. A beneficial conversion feature is deemed to be a nondetachable conversion feature that is “in-the-money” at the commitment date. The in-the-money portion, also known as the intrinsic value of the option, is recorded in equity, with an offsetting discount to the carrying amount of convertible debt to which it is attached. The intrinsic value of the beneficial conversion feature within its convertible debt, including amortization of the debt discount recorded in connection with a beneficial conversion feature, was not material to our audited financial statements.
The convertible notes issued during 2019 and 2020 contained an embedded derivative feature that could accelerate the repayment of the convertible notes upon either a qualified financing event or the note holders’ put exercise. For the year ended December 31, 2020 , embedded derivative assets with initial fair value of $411 was recognized. Embedded derivative assets with initial fair value of $181 and embedded derivative liabilities with initial fair value of $1,145 were recognized during 2019. As of December 31, 2019, the embedded derivatives were classified as current liabilities on the consolidated balance sheet and had fair values of $1,681. The embedded derivatives were fair valued through the Merger date. During the year ended December 31, 2020 a gain from the change in fair value of embedded derivative of $2,092 was recognized, while for the year ended December 31, 2019 a loss of $716 was recorded. The fair value of the embedded derivative was zero as of December 31, 2020 as a result of the conversion of the notes in connection with the Merger.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to a smaller reporting company

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Please see our Financial Statements beginning on page F-1 of this Annual Report

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting resulting from our lack of (i) a formalized internal control framework, (ii) segregation of duties in the financial reporting process, (iii) review and approval of journal entries, and (iv) management review controls. These deficiencies are a result of our previously smaller footprint as a private company and we are building our team to meet the requirements as a public company.

Management’s Remediation Initiatives
We have begun to take steps to remediate the identified material weaknesses and enhance our internal controls, and we are planning to do the following:
We have hired additional personnel and are continuing to expand our team. We are further designing and implementing a formalized internal control framework, including over journal entries and management review controls, and appropriate measures to segregate duties in the financial reporting process.
We are continuing our efforts to improve and strengthen our control processes and procedures to fully remediate these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This Annual Report also does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting
Other than the actions taken as described in Management's Remediation Initiatives above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2020 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Codes of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, which is available on our website at (investors.eose.com) under "Governance Documents". We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics and by posting such information on the website address and location specified above.

ITEM 11. Executive Compensation
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item, including Securities Authorized for Issuance Under Equity Plans, is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial statement. The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements” beginning on page F-1.

(2) Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated as of September 7, 2020, by and among the Company, BMRG Merger Sub, LLC, BMRG Merger Sub II, LLC, Eos Energy Storage LLC, New Eos Energy LLC and AltEnergy Storage VI, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2020).	Form 8-K	File No. 001-39291	2.1	September 8, 2020
3.1	Third Amended and Restated Certificate of Incorporation of the Company	Form 8-K	File No. 001-39291	3.1	November 20, 2020
3.2	Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.2	November 20, 2020
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-39291	4.1	November 20, 2020
4.2	Specimen Warrant Certificate	Form 8-K	File No. 001-39291	4.2	November 20, 2020
4.3	Warrant Agreement, dated May 19, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company	Form 8-K	File No. 001-39291	4.1	May 22, 2020
4.4 *	Description of Securities
10.1	Business Combination Marketing Agreement, dated as of May 19, 2020 by and between the Registrant and B. Riley FBR, Inc.	Form 8-K	File No. 001-39291	1.2	May 22, 2020
10.2	Letter Agreement, dated May 19, 2020, by and among the Registrant, its officers, its directors and B. Riley Principal Sponsor Co. II, LLC	Form 8-K	File No. 001-39291	10.1	May 22, 2020
10.3	Investment Management Trust Agreement, dated May 19, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company	Form 8-K	File No. 001-39291	10.2	May 22, 2020
10.4	Registration Rights Agreement, dated May 19, 2020, by and between the Registrant, B. Riley Principal Sponsor Co. II, LLC and the Registrant’s independent directors	Form 8-K	File No. 001-39291	10.3	May 22, 2020

10.5	Private Placement Units Purchase Agreement, dated May 19, 2020, by and between the Registrant and B. Riley Principal Sponsor Co. II, LLC	Form 8-K	File No. 001-39291	10.4	May 22, 2020
10.6	Administrative Support Agreement, dated May 19, 2020, by and between the Registrant and B. Riley Corporate Services, Inc.	Form 8-K	File No. 001-39291	10.6	May 22, 2020
10.7	Form of Subscription Agreement	Form 8-K	File No. 001-39291	10.7	November 20, 2020
10.8	Sponsor Earnout Letter	Form 8-K	File No. 001-39291	10.8	November 20, 2020
10.9	Registration Rights Agreement, dated November 16, 2020, by and among the Company and the securityholders party thereto.	Form 8-K	File No. 001-39291	10.9	November 20, 2020
10.10	Eos Energy Enterprises, Inc. 2020 Incentive Plan	Form 8-K	File No. 001-39291	10.10	November 20, 2020
10.11	Employment Agreement, dated June 22, 2020, by and between the Company and Joe Mastrangelo	Form 8-K	File No. 001-39291	10.11	November 20, 2020
10.12	Employment Agreement, dated June 1, 2020, by and between the Company and Mack Treece	Form 8-K	File No. 001-39291	10.12	November 20, 2020
10.13	Form of Indemnity Agreement	Form 8-K	File No. 001-39291	10.13	November 20, 2020
21.1	Subsidiaries of the Company	Form 8-K	File No. 001-39291	21.1	November 20, 2020
24.1*	Power of Attorney (included on the signature page herein)
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith.
+	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

EOS ENERGY ENTERPRISES, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of EOS Energy Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EOS Energy Enterprises, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, NY
February 25, 2021

We have served as the Company's auditor since 2017.

EOS ENERGY ENTERPRISES, INC

CONSOLIDATED BALANCE SHEETS ($ IN THOUSANDS)

As of December 31, 2020 and 2019

	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$121,853	$862
Grants receivable	131	326
Inventory	214	—
Receivable on sale of state tax attributes	—	4,060
Vendor deposits	2,390	252
Prepaid and other current assets	2,779	484
Total current assets	127,367	5,984

Property and equipment, net	5,653	5,316
Intangible assets, net	320	360
Investment in joint venture	3,736	589
Security deposit	825	808
Other assets	363	$—
Total assets	$138,264	$13,057

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$8,861	$6,987
Accounts payable and accrued expenses - related parties	2,517	1,194
Provision for firm purchase commitments	1,585	—
Convertible notes payable – related party	—	76,559
Capital lease, current portion	11	13
Embedded derivative liability	—	1,681
Long term debt, current portion	1,071	—
Contract liabilities, current portion	77	300
Total current liabilities	14,122	86,734

Long term liabilities
Deferred rent	762	663
Capital lease	4	17
Long term debt	280	—
Total long term liabilities	1,046	680
Total liabilities	15,168	87,414

COMMITMENTS AND CONTINGENCIES (NOTE 8)	—	—
CONTINGENTLY REDEEMABLE PREFERRED UNITS (NOTE 14) (liquidation preference of $— and, $136,816 as of December 31, 2020 and December 31, 2019, respectively)	—	109,365
SHAREHOLDERS' EQUITY[1]
1 See Note 1 for discussion of reverse capitalization given effect herein

EOS ENERGY ENTERPRISES, INC

CONSOLIDATED BALANCE SHEETS ($ IN THOUSANDS)

As of December 31, 2020 and 2019

Common Stock, $0.0001 par value, 200,000,000 shares authorized, 48,943,082 and 3,930,336 shares outstanding at December 31, 2020 and 2019, respectively	5	—
Contingently Issuable Common Stock	17,944	—
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding at December 31, 2020 and 2019	—	—
Additional paid in capital	395,913	20,346
Accumulated deficit	(290,766)	(204,068)
Total shareholders' equity (deficit)	123,096	(183,722)
Total liabilities, contingently redeemable preferred units, and shareholders’ equity (deficit)	$138,264	$13,057
The accompanying notes are an integral part of these financial statements.

EOS ENERGY ENTERPRISES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS ($ IN THOUSANDS)

For the years ended December 31, 2020 and 2019

	2020	2019
Revenue
Total revenue	$219	$496

Costs and expenses
Cost of sales	5,509	8,332
Research and development expenses	13,983	11,755
General and administrative expenses	18,883	7,710
Grant expense (income), net	913	(469)
Total costs and expenses	39,288	27,328

Operating loss	(39,069)	(26,832)

Other income (expense)
Sale of state tax attributes	—	4,060
Interest income (expense), net	(115)	2
Interest expense – related party	(23,706)	(49,708)
Loss on extinguishment of convertible notes	—	(6,111)
Change in fair value, embedded derivative	2,092	(716)
Change in fair value, Sponsor Earnout Shares	(8,083)	—
Income (loss) from equity in unconsolidated joint venture	127	(178)
Net loss	$(68,754)	$(79,483)

Basic and diluted loss per share attributable to common shareholders[2]
Basic	$(7.31)	$(20.22)
Diluted	$(7.31)	$(20.22)

Weighted average shares of Common Stock[3]
Basic	9,408,841	3,930,336
Diluted	9,408,841	3,930,336
The accompanying notes are an integral part of these financial statements.
2 See Note 1 for discussion of reverse capitalization given effect herein
3 See Note 1 for discussion of reverse capitalization given effect herein

EOS ENERGY ENTERPRISES, INC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) ($ IN THOUSANDS)

For the years ended December 31, 2020 and 2019

	Common Stock[4]		Additional	Contingently	Accumulated	Total
	Shares	Amount	Paid in capital	Issuable Common Stock	Deficit
Balance, December 31, 2018	3,930,336	$—	$20,211	$—	$(124,585)	$(104,374)
Stock-based compensation		—	135	—	—	135
Net loss	—	—	—	—	(79,483)	(79,483)
Balance, December 31, 2019	3,930,336	$—	$20,346	$—	$(204,068)	$(183,722)
Conversion of contingently redeemable preferred units	14,727,844	2	121,123	—	—	121,125
Conversion of convertible notes payable	10,886,336	1	108,862	—	—	108,863
Net equity infusion from the Merger	18,364,805	2	126,024	—	—	126,026
Contingently Issuable Common Stock	—	—	—	17,944	(17,944)	—
Transaction cost incurred in the Merger	—	—	(10,274)	—	—	(10,274)
Capital contribution - disgorgement of short swing profits	—	—	432	—	—	$432
Shares issued to Restricted Units holders	174,761	—	—	—	—	—
Stock-based compensation	—	—	5,081	—	—	5,081
Release of Block A Sponsor Earnout Shares from restriction[5]	859,000	—	12,559	—	—	12,559
Reclassification of Block B Sponsor earnout shares[6]	—	—	11,760	—	—	11,760
Net loss	—	—	—	—	(68,754)	(68,754)
Balance, December 31, 2020	48,943,082	$5	$395,913	$17,944	$(290,766)	$123,096
The accompanying notes are an integral part of these financial statements.
4 See Note 1 for discussion of reverse capitalization given effect herein
5 See Note 2 for discussion of Sponsor Earnout Shares
6 See Note 2 for discussion of Sponsor Earnout Shares

EOS ENERGY ENTERPRISES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS ($ IN THOUSANDS)

For the years ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities
Net loss	$(68,754)	$(79,483)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	5,081	135
Depreciation and amortization	1,558	2,123
Impairment of property and equipment	—	1,590
Loss from disposal of property and equipment	31	—
(Income) Loss from equity in unconsolidated joint venture	(127)	178
Accreted interest on convertible notes payable – related party	23,706	49,708
Loss on extinguishment of convertible notes	—	6,111
Provision for firm purchase commitment	1,585	—
Change in fair value, embedded derivative	(2,092)	716
Change in fair value, Sponsor Earnout Shares	8,083	—
Other	—	(52)
Changes in operating assets and liabilities:
Receivable on sale of state tax attributes	4,060	(4,060)
Prepaid and other assets	(1,607)	(462)
Inventory	(214)	634
Grants receivable	195	352
Vendor deposits	(593)	109
Security deposit	(17)	(64)
Accounts payable and accrued expenses	1,709	(2,210)
Accounts payable and accrued expenses-related parties	1,323	1,140
Contract liabilities	(223)	(468)
Deferred rent	99	169
Other assets	(362)	—
Net cash used in operating activities	(26,559)	(23,834)
Cash flows from investing activities
Investment in joint venture	(3,020)	(601)
Purchases of property and equipment	(3,605)	(2,299)
Net cash used in investing activities	(6,625)	(2,900)
Cash flows from financing activities
Capital lease payments	(15)	(72)
Proceeds from issuance of convertible notes payable – related party	9,009	19,346
Proceeds of short term notes payable	191	—
Repayment of short term notes payable	(97)	(1,000)
Proceeds from Paycheck Protection Program loan	1,257	—
Proceeds attributable to beneficial conversion features of convertible notes payable – related party	—	1,793
Proceeds from capital infusion in reverse recapitalization	142,345	—
Transaction cost for the reverse recapitalization	(10,274)	—
Issuance of contingently redeemable preferred units	11,759	2,031
Net cash provided by financing activities	154,175	22,098

EOS ENERGY ENTERPRISES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS ($ IN THOUSANDS)

For the years ended December 31, 2020 and 2019

Net increase (decrease) in cash and cash equivalents	120,991	(4,636)
Cash and cash equivalents, beginning of year	862	5,498
Cash and cash equivalents, end of year	$121,853	$862
Non-cash Investing and Financing Activities
Contribution of inventory to joint venture	$—	$167
Accrued and unpaid capital expenditures	$374	$93
Conversion of convertible notes to common stock in connection with merger	$108,863	$—
Conversion of contingently redeemable preferred stock to common stock in connection with merger	$121,125	$—
Receivable from disgorgement of short swing profits	$432	$—
Supplemental disclosures
Cash paid for interest	$118	$6
The accompanying notes are an integral part of these financial statements.

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Eos Energy Enterprises, Inc. (f/k/a B. Riley Merger Corp. II) (the “Company” or "Eos") designs, develops, manufactures, and sells innovative energy storage solutions for the electric utilities, and commercial and industrial end users. Eos has developed and has received patents on an innovative battery design relying on a unique zinc oxidation/reduction cycle to generate output current and to recharge. The Battery Management System (“BMS”) software uses proprietary Eos-developed algorithms and includes ambient and battery temperature sensors, as well as voltage and current sensors for the strings and the system. Eos and their partners focus on a collaborative approach to jointly develop and sell safe, reliable, long-lasting low-cost turn-key alternating current (“AC”) integrated systems using Eos’s direct current (“DC”) Battery System. The Company is also an investor in an unconsolidated joint venture (“JV”) which has the exclusive rights to manufacture the DC Battery Systems integrated with the BMS for DC Battery Systems that are sold and delivered in North America, subject to meeting certain performance targets. The Company’s major markets are integration of battery storage with solar that is connected to the utility power grid or the customer’s solar system that is not connected to the utility power grid, battery storage systems to be used by utilities to relieve congestion in the power grids and battery storage systems to assist commercial and industrial customers in reducing their peak energy usage or participating in the utilities ancillary and demand response markets. The location of the Company’s major markets are seen in North America, Europe, Africa, and Asia.
Reverse Recapitalization
The Company was incorporated as a Delaware corporation on June 3, 2019 as a publicly held special purpose acquisition company (“SPAC”) in order to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses. On November 16, 2020 (the" Merger Date"), the Company consummated a reverse recapitalization (the "Merger") pursuant to which B. Riley Merger Corp. II ("BMRG") acquired Eos Energy Storage LLC pursuant to an agreement and plan for merger (the “Merger Agreement”) between the Company, BMRG Merger Sub, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub I”), BMRG Merger Sub II, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub II”), Eos Energy Storage LLC, a Delaware limited liability company (“EES”), New Eos Energy LLC, a wholly-owned subsidiary of EES and a Delaware limited liability company (“Newco”) and AltEnergy Storage VI, LLC, a Delaware limited liability company (“AltEnergy”).
In connection with the Merger, (1) Merger Sub I merged with and into Newco (the “First Merger”), whereupon the separate existence of Merger Sub I ceased, and Newco continued as the surviving company (such company, in its capacity as the surviving company of the First Merger, is sometimes referred to as the “First Surviving Company”) and became our wholly owned subsidiary; and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, the First Surviving Company merged with and into Merger Sub II, whereupon the separate existence of the First Surviving Company ceased, and Merger Sub II continued as the surviving company and our wholly owned subsidiary. Upon the closing of the business combination (the “Closing”), the Company changed its name to “Eos Energy Enterprises, Inc.”

Since BMRG was a non-operating public shell company, the current shareholders of EES have a relative majority of the voting power of the combined entity, the operations of EES prior to the acquisition comprises the only ongoing operations of the combined entity, and senior management of EES comprises the majority of the senior management of the combined entity, the Mergers have been accounted for as a capital transaction rather than a business combination. According to ASC 805 Business combination, the transaction was accounted for as a reverse recapitalization consisting of the issuance of Common Stock by Eos for the net monetary assets of BMRG accompanied by a recapitalization. Accordingly, the net monetary assets received by EES as a result of the Mergers with B. Riley have been treated as a capital infusion on the closing date. No goodwill or other intangible assets were recorded during the Merger. The consolidated assets, liabilities and results of operations of the Company are the historical financial statements of EES and the BMRG assets, liabilities and results of operations are consolidated with the Company beginning on the acquisition date. In order to reflect the change in capitalization, the historical capitalization related to EES common units have been retroactively restated based on the exchange ratio as if shares of B. Riley Common Stock had been issued as of the later of (i) the issuance date of the shares, or (ii) the earliest period presented in the accompanying consolidated financial statements.

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
Upon consummation of the Mergers, the former EES convertible notes and redeemable preferred units were converted to common stock of the Company. Refer to Note 12 and Note 14 for further discussion.
Unless the context otherwise requires, the use of the terms “the Company”, “we,” “us,” and “our” in these notes to the consolidated financial statements refers to Eos Energy Enterprises, Inc. and its consolidated subsidiaries.

Basis of Presentation
The financial statements include the accounts of the Company and its 100% owned direct and indirect subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustment has been made to the Consolidated Balance sheets for the year ended December 31, 2019, to reclassify account payable and accrued expense to related parties and vendor deposits from prepaid and other current assets. These changes in classification also affected cash flows from operating activities for the year ended December 31, 2019 in the Consolidated Statements of Cash Flows.

Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investments purchased with original maturities of three months or less.
Concentration of Credit Risk
The Company maintains cash balances at FDIC-insured institutions. However, the FDIC limits may be exceeded at times. The Company has not experienced any losses on such accounts.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The most significant estimates in the accompanying financial statements include the valuation of Contingently Issuable Common stock , derivatives, the relative fair value allocation of Phase II bridge financing proceeds, the valuation of inventory, and estimated lives used for depreciation and amortization purposes.
Income Taxes and Deferred Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, Income Taxes (ASC 740). Income taxes are computed under the asset and liability method reflecting both current and deferred taxes, which reflect the tax impact of all events included in the financial statements. The balance sheet approach (i) reflects a current tax liability or asset recognized for estimated taxes payable or refundable on tax returns for the current and prior years, (ii) reflects a deferred tax liability or asset recognized for the estimated future tax effects attributable to temporary differences and carryforwards, (iii) measures current and deferred tax liabilities and assets using the enacted tax rate of which the effects of future changes in tax laws or rates are not anticipated, and (iv) reduces deferred tax assets, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. Eos recognizes deferred tax assets only to the extent that management concludes these assets are more-likely-than-not to be realized. Significant judgement is required in assessing and estimating the more-likely-than-not tax consequences of the events included in the financial statements. Management considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. Eos records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) management determines whether it is more-likely-than-not that the tax position will be sustained on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that the uncertain income tax positions at December 31, 2020 and December 31, 2019 that do not meet the more-likely-than-not threshold under ASC 740 are $322 and $— , respectively . See Note 10 for further information.
Impairment of Long — Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An assessment is performed to determine whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of any long-lived asset impairment is measured based on fair value and is charged to operations in the period in which a long-lived assets impairment is determined by management.
Intangible Assets
Intangible assets are stated at their historical cost and amortized on a straight-line basis over their expected useful lives.
Property and Equipment, net
Equipment is stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimate useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the improvements or the life of the lease. Maintenance and repair expenditures are expensed as incurred. Expenditures which significantly improve or extend the life of an asset are capitalized.
Revenue from Contracts with Customers
Revenue is earned from the sales, installation, and commissioning of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as the Company’s performance obligations are satisfied. For product sales of energy storage systems, the Company’s performance obligations are satisfied at the point in time when the customer obtains control of the system, which is either upon delivery of the goods at the customer’s designated location or upon the customer’s acceptance of the product after commissioning and testing at the customer’s site, depending on the specific terms of the respective contract with the customer. In addition, the corresponding installation and commissioning services related to the systems are performance obligations satisfied over time as the respective services are performed, based on an input measure of progress as labor costs relating to the installation and commissioning services are incurred. Further, extended warranties are offered by the Company and are identified as performance obligations that are satisfied over time, based on a time-lapsed measure of progress resulting in a ratable recognition of revenue over the respective warranty period. Payment terms generally include advance payments to reserve capacity and/or upon issuance of the

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
customer’s purchase order, shipment readiness, with the remainder upon delivery and commissioning of the system. Shipping and handling costs are included in cost of sales. Sales tax collected from customers are recorded on a net basis and therefore, not included in revenue. Sales tax is recorded as a liability (payable) until remitted to governmental authorities.
The Company may enter into sales contracts that provide for performance obligations in addition to the sale of the product, including performance guarantees and service obligations. Under these sales contracts, transaction price is allocated to the various performance obligations based on the relative stand-alone selling prices of the promised goods and services. When the stand-alone selling price is not observable, revenue is determined based on a best estimate of selling price using cost plus a reasonable margin and is recognized ratably over the period of performance.
Determination of Transaction Price
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. The Company includes any fixed charges within its contracts as part of the total transaction price. In addition, several contracts include variable consideration such as refunds, penalties, and the customer’s right to return. The Company has concluded that its estimation of variable consideration results in an adjustment to the transaction price such that it is probable that a significant reversal of cumulative revenue would not occur in the future.
Assessment of Estimates of Variable Consideration
Many of the Company’s contracts with customers contain some component of variable consideration. The Company estimates variable consideration, such as refunds, penalties, and the customer’s right to return, using the expected value method, and adjusts transaction price for its estimate of variable consideration. Throughout the year, we update our estimate of variable consideration on a monthly basis, and adjust transaction price accordingly by recording an adjustment to net revenue and refund liability with respect to variable consideration such as penalties, refunds, and credits to customers. Therefore, management applies the constraint in its estimation of variable consideration for inclusion in the transaction price such that it is probable that a significant reversal of cumulative revenue would not occur in the future.
Practical Expedients and Exemptions
As permitted by ASC 606, the Company elected to use certain practical expedients in connection with the implementation of ASC 606. The Company treats costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset the Company would recognize is one year or less. The Company does not adjust the transaction price for significant financing components, as the Company’s contracts typically do not span more than a one year period. The election of these practical expedients results in accounting treatments that the Company believes are consistent with historical accounting policies and, therefore, these elections of practical expedients do not have a material impact on the comparability of the financial statements as no revenue was earned during the year ended December 31, 2020 and December 31, 2019.
Royalty Revenue
The Company receives sales-based royalty payments related to the licensing of intellectual property to the Company’s JV. The Company recognizes royalty revenues when the licensee sells products to third parties.
Product Warranty
Warranty obligations are incurred in connection with the sale of the Company’s products. The Company generally provides a standard warranty for a period of one to two years, commencing upon commissioning. Costs to provide for warranty obligations are estimated and recorded as a liability at the time of recording the sale. Extended warranties are identified as performance obligations in the Company’s contracts with customers, and are discussed

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
as part of revenue from contracts with customers. Costs incurred in satisfying the Company’s performance obligations with respect to extended warranties are recognized as expense when incurred.
Government Grants
The Company records grants received or receivable from government agencies as an offset to the related costs for which the grants are intended to compensate the Company. The costs of satisfying the Company’s obligations under the respective grant agreements are recognized as expense when incurred. Once the expenses are approved by the government agencies the Company records the grant receivable and related grant income. Grants received from government agencies for which expenses have not been incurred are included within accrued expenses.
Research and Development Expenses
Research and development costs are expensed as incurred, which include materials, supplies, salaries, benefits and other costs related to research, development and testing of products.
Rent Expense
The Company records rent expense on a straight-line basis based on the total minimum lease payments over the term of the lease. Differences between cash paid for lease payments and rent expense are recorded as Deferred rent on the Balance Sheets.
Accounts Receivable
The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for doubtful accounts. The Company had $35 and $— of accounts receivable as of December 31, 2020 and 2019, with $35 and $— of allowances for doubtful accounts recorded, respectively.
Inventory
Inventories are stated at the lower of cost, which approximates cost determined on a first-in, first-out basis, or net realizable value. The Company records inventory when it takes delivery and title to the product according to the terms of each supply contract.
The Company evaluates its ending inventories for excess quantities and obsolescence. Inventories that management considers excess or obsolete are reserved. Management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.
Investment in unconsolidated joint venture
The Company accounts for its investment in its unconsolidated joint venture using the equity method of accounting as it has been determined that the Company has the ability to exercise significant influence and is not otherwise required to consolidate. All significant decisions require unanimous consent of both joint venture members. Under the equity method, the investment is initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint venture’s income or loss.
The Company reviews its investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other than temporary and to estimate the investment’s fair value.

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
Stock-Based Compensation
Stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The Company uses the Black-Scholes option pricing model to estimate the fair value of awards, and generally these awards only have service conditions. The Company recognizes compensation cost on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For awards with performance conditions, we recognize compensation costs using an accelerated attribution method over the vesting period. Compensation costs are recognized only if it is probable that the performance condition will be satisfied. Determining the appropriate fair value model and related assumptions requires judgment, including estimating volatility of the Company’s common stock and expected terms. The expected volatility rates are estimated based on historical and implied volatilities of comparable publicly traded companies. The expected term represents the average time that the options that vest are expected to be outstanding based on the vesting provisions, which is determined through the simplified method, since the Company does not have sufficient historical experience regarding the exercise of options. The Company has elected to recognize forfeitures as incurred.
Earnings (loss) Per Share
In accordance with the provisions of FASB ASC Topic 260, Earnings per Share, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis.
In computing diluted EPS, only potential common shares that are dilutive, those that reduce EPS or increase loss per share, are included. The effect of contingently issuable shares are not included if the result would be anti-dilutive, such as when a net loss is reported. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the years ended December 31, 2020 and 2019, as we incurred a net loss for such periods. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	For the year ended December 31
	2020	2019
Stock Options and Restricted Units	2,185,954	392,838
Warrants	9,075,000	—
Block B Sponsor Earnout Shares subject to restrictions	859,000	—
Contingently Issuable Common Stock	2,000,000	—
Convertible Notes (if converted)	—	7,655,908
Contingent redeemable preferred units	—	12,964,231

Segments
The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer and President. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment.

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and notes payable — related party and long term debt.
Accounting standards establish a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Accounting standards require financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.
The carrying value of cash and cash equivalents, accounts receivable, and accounts payable are considered to be representative of their fair value due to the short maturity of these instruments. The fair value of both the Company’s convertible notes payable — related party (the “Convertible Notes”) and the embedded derivative liability are classified within Level 3 of the fair value hierarchy. The Company’s outstanding long term debt are deemed to be at fair value as the interest rates on these debt obligations are materially consistent with prevailing rates.
The Company estimated the original fair value of the Contingently Issuable Common Stock based on a Monte Carlo simulation option-pricing model considering stock price of the Company, a risk free rate of 0.41% and volatility of 60% utilizing a peer group based on a five year term. This estimate was initially recorded as a distribution to shareholders and was presented as Contingently Issuable Common Stock. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from Contingently Issuable Common Stock to common stock and Additional paid-in capital accounts.
Pursuant to the guidance under ASC 815, Derivatives and Hedging, the Sponsor Earnout Shares was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized as expense or income accordingly. The fair values of the Sponsor Earnout Shares on the Closing date were estimated using a Monte Carlo simulation based on stock price of the Company, a risk free rate of 0.41% and volatility of 60% utilizing a peer group based on a five year term. The fair value of the first tranche of Sponsor Earnout Shares ("Block A") that vested on December 16, 2020 was based on the closing share price of the Company’s publicly traded stock on that date. The fair values of the second tranche of the Sponsor Earnout Shares ("Block B) on December 16, 2020, when the Block B shares were reclassified from liability to equity, were estimated using a Monte Carlo simulation based on stock price of the Company, a risk free rate of 0.36% and volatility of 60% utilizing a peer group based on a five- year term.
The estimated future cash flows of the Convertible Notes were discounted using a discount rate derived from an appropriate risk-free interest rate yield curve and credit spread, and the estimated repayment date. As the Company does not have a market observable credit spread, the Company obtained a range of potential credit spreads available from market observable information on entities with a comparable credit risk. As of December 31, 2019, the estimated fair value of the convertible notes payable — related party is approximately $65,942, as compared to the carrying value of approximately $76,559.
The fair value of the embedded derivatives are determined using valuation techniques that require the use of assumptions concerning the amount and timing of future cash flows, discount rates, probability of future events and redemption dates that are beyond management’s control. As of December 31, 2019, the fair value of the embedded derivative liability was $1,681.

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
As of December 31, 2020, all convertible notes have been converted to common stock in connection with the Merger. Refer to Note 12 for further discussion of the convertible notes payable — related party and the embedded derivatives.
Recent Accounting Pronouncements
Pursuant to the Jumpstart Our Business Startups Act (“ JOBS Act ”), an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company has elected to use the extended transition period for complying with any new or revised financial accounting standards. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. We also intend to continue to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company.
In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. The Company is an emerging growth company and would not be required to adopt this ASU No. 2016-02 until January 1, 2022. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2019, the FASB issued ASU No. 2019-10 (“ASU 2019-10”), which extends the effective date for adoption of ASU 2016-13 for certain entities. As a result of the provisions in ASU 2019-10, and as the Company was a smaller reporting company as of December 31, 2020, the Company will not be required to adopt ASU 2016-13 until January 1, 2023. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. This ASU is effective for public business entities for fiscal years and interim periods beginning after December 15, 2020. The adoption of this ASU does not have a material impact on the Company's consolidated financial statements.

2. Merger Agreement and Reverse Recapitalization
Merger Agreement
As discussed in Note 1, on November 16, 2020, BMRG and EES entered into the Merger Agreement, which has been accounted for as a reverse recapitalization. Pursuant to the Merger Agreement, the closing cash shall be no less than $110,000 minus the transaction cost incurred by BMRG and EES.
On a special meeting of the shareholders of BMRG held on November 12, 2020, holders of 6,442,195 shares of BMRG’s common stock exercised their right to redeem those shares for cash at a price of $10.10 per share, for an aggregate of approximately $65,066. The per share redemption price of $10.10 for holders of Public Shares electing redemption was paid out of BMRG’s Trust Account, which, after taking into account the redemption but before

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)

2. Merger Agreement and Reverse Recapitalization (cont.)
payment of any transaction expenses, had a balance immediately prior to the Closing of approximately $111.6 million.
On November 16, 2020, immediately prior to the Closing, BMRG issued to a number of purchasers (each, a “PIPE Investor”) an aggregate of 4,000,000 shares of BMRG’s common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $40,000. In accounting for the reverse recapitalization, the total cash proceeds amounted to $142,345 and resulted in the issuance of 18,364,805 shares of Common Stock, as shown in the table below (dollars in thousands, expect per share amounts).

	Total Shares	Available Cash
Balance, November 15, 2020	22,525,000	$167,411
Less redemption of BMRG shares prior to the Merger	6,442,195	$65,066
Less Sponsor Earnout Shares subject to restriction	1,718,000	$—
Issuance of PIPE Shares	4,000,000	$40,000
Balance issued upon Merger with BMRG	18,364,805	$142,345
The aggregate purchase price for EES as set forth in the Merger Agreement was $300 million. The Merger consideration was settled through the conversion of EES’ Common Units into shares of BMRG Common Stock at an issuance price of $10.00 per share. Each issued and outstanding share of the EES’ common units was automatically converted into the applicable portion of the Merger consideration with the number of shares computed based on the exchange ratio, which is one BMRG share issued to 17.35 common units of EES. As per the 2012 plan (as defined in Note 15), outstanding options to purchase shares of EES’s common units granted under the 2012 Plan automatically converted into stock options for shares of BMRG Common Stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Merger, after giving effect to the exchange ratio as defined above. All convertible notes and preferred units have been converted to common stock in connection with the Merger. Refer to Note 12 for further discussion of the convertible notes payable — related party and Note 14 for the discussion of the preferred units.

Contingently Issuable Common Stock
Following the closing of the Merger, and as additional consideration for the transaction, the Company will issue within five years from the closing date to each unitholder of EES its pro-rata proportion of a one-time issuance of an aggregate of 2,000,000 Shares (the “Earnout Shares” or "Contingently Issuable Common Stock"), within five business days after (i) the closing share price of the Company's shares traded equaling or exceeding $16.00 per share for any 20 trading days within any consecutive 30-trading day period during the Earnout Period or (ii) a Change of Control (or a definitive agreement providing for a Change of Control having been entered into) during the Earnout Period (each of clauses (i) and (ii), a “Triggering Event”).
The Company estimated the original fair value of the contingently issuable shares to be $17,944, which remains contingently issuable as of December 31, 2020. This balance was recorded as a distribution to shareholders and was presented as Contingently Issuable Common Stock. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from Contingently Issuable Common Stock to common stock and Additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of Earnout period will be cancelled.
On January 22, 2021, the Triggering Event for the issuance of the Earnout Shares occurred as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period during the Earnout Period.
Sponsor Earnout shares
Pursuant to the Sponsor Earnout letter signed in connection with the Merger, 1,718,000 shares of common stock issued and outstanding held by BMRG ("Sponsor Earnout Shares") were subject to certain transfer and other

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)

2. Merger Agreement and Reverse Recapitalization (cont.)
restrictions, under which (a) 859,000 Sponsor Earnout Shares ("Block A Sponsor Earnout Shares") are restricted from being transferred unless and until either, for a period of five years after the Closing, (i) the share price of our common stock equals or exceeds $12.00 per share for any 20 trading days within any consecutive 30-trading day period or (ii) a change of control occurs for a share price equaling or exceeding $12.00 per share, and (b) the remaining 859,000 Sponsor Earnout Shares ("Block B Sponsor Earnout Shares") are subject to similar restrictions except that the threshold is increased from $12.00 to $16.00. If after the five year period, there are no triggering events, the Sponsor Earnout Shares will be forfeited and canceled for no consideration. If after the five year period, only the triggering event described in clause (a) above has occurred, the remaining 859,000 Sponsor Earnout Shares described in clause (b) will be forfeited and canceled for no consideration.
The Sponsor Earnout Shares were classified as a Level 3 fair value measurement liability and $16,235 was recorded as initial liability on our Balance Sheet on the Merger Date. On December 16, 2020, the Company's stock price exceeded $12.00 per share for 20 trading days within a consecutive 30-trading day period. On that date, the restrictions on all 859,000 shares of Block A Sponsor Earnout Shares were therefore lifted and the holders of these shares were no longer restricted from selling or transferring the shares under the Sponsor Earnout letter. Prior to transferring these Sponsor Earnout Shares to equity on that date, the associated liability was marked to market and the change in fair value was recorded in our Statements of Operations. The fair value of these shares was based on the closing share price of the Company’s publicly traded stock. In addition, Block B Sponsor Earnout Shares were also reclassified as equity instrument on that day due to the release of Block A Sponsor Earnout Shares from restriction. The fair value of the Block B Sponsor Earnout Shares was estimated using a Monte Carlo simulation based on the stock price of the Company, a risk free rate of 0.36% and volatility of 60% utilizing a peer group based on a five year term. For the year ended December 31, 2020, $8,083 was recorded as loss from change in fair value of Sponsor Earnout Shares in our Statements of Operations.
On January 22, 2021, as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period, Block B Sponsor Earnout Shares was released from restriction.
3. Revenue Recognition
Contract Balances
The following table provides information about contract liabilities from contracts with customers:

	December 31, 2020	December 31, 2019	December 31, 2018
Contract liabilities	$77	$300	$718
Contract liabilities primarily relate to advance consideration received from customers and deferred revenue for which transfer of control occurs, and therefore revenue is recognized, as products are delivered or services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
During the year ended December 31, 2020, contract liabilities decreased $223. The Company recognized $184 of revenue during the year ended December 31, 2020 that was included in the contract liability balance at the beginning of the period.
During the year ended December 31, 2019, contract liabilities decreased $418. The Company recognized $58 of revenue during the year ended December 31, 2019 that was included in the contract liability balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
3. Revenue Recognition (cont.)

December 31, 2020	2021	2022	2023	2024	Thereafter
Product Revenue	$77	$0	$0	$0	$0
4. Inventory
As of December 31, 2020 and 2019, we had finished goods of $214 and $—.

5. Property and Equipment, Net
As of December 31, 2020 and 2019, property and equipment, net consisted of the following:

	2020	2019	Useful lives
Equipment	$7,055	$5,910	5	—	10 years
Capital lease	201	201	5 years
Furniture	211	125	5	—	10 years
Leasehold Improvements	2,732	2,732	Lesser of useful life/remaining lease
Tooling	523	150	2	—	3 years
Total	10,722	9,118
Less: Accumulated Depreciation and Amortization	(5,069)	(3,802)
	$5,653	$5,316
Depreciation and amortization expense related to property and equipment was $1,518 and $2,083, during the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020 and 2019, impairment loss charged to Statement of Operations were $— and $1,590, respectively, primarily related to obsolete equipment relating to its prior generation battery. These expenses are reflected in cost of sales, research and development expenses and general and administrative expenses in the Statements of Operations.
6. Intangible Assets
Intangible assets consisted of various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. During the years ended December 31, 2020 and 2019, the Company recorded amortization expenses of $40 and $40, respectively, related to patents.
Estimated future amortization expense of intangible assets as of December 31, 2020 are as follows:

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
6. Intangible Assets (cont.)

2021	$40
2022	40
2023	40
2024	40
2025	40
Thereafter	120
$320
7. Investment in Unconsolidated Joint Venture

In August 2019, the Company entered into an agreement with Holtec Power, Inc (“Holtec”) to form the unconsolidated joint venture HI-POWER LLC (“Hi-Power” or “JV”). The JV was formed in order to manufacture the products for all of the Company’s projects in North America. Accordingly, the Company will purchase battery storage systems and spare parts from the JV. The joint venture is in Turtle Creek, Pennsylvania. The Company’s financial commitment is $4,100 in the form of a combination of cash and special purpose manufacturing equipment. Eos’s initial ownership interest is 49%. Both the Company and Holtec sell the products manufactured by Hi-Power. The Company will earn five percent of the product price for any products manufactured by Hi-Power and sold by Holtec or its affiliates.
The joint venture commenced manufacturing activities in the fourth quarter of 2020. For the year ended December 31, 2020 and 2019, contribution made to the JV were $3,020 and $768, respectively. The investment income (loss) recognized from the unconsolidated joint venture under the equity method of accounting was $127 and $(178) for the year ended December 31, 2020 and 2019, respectively. Our investment in the unconsolidated joint venture as of December 31, 2020 and 2019 was $3,736 and $589, respectively.
8. Commitments and Contingencies
Commitments
On June 24, 2016, Eos entered into a long-term non-cancelable operating lease for 45,000 sq. ft. of space for its current headquarters facility in Edison, New Jersey. On April 26, 2017, Eos entered into a lease for an additional 18,000 sq. ft. of adjoining space. These leases expire in September 2026 with renewal options up to 2036. Further, these leases require monthly rent payments along with executory costs, which include real estate taxes, repairs, maintenance and insurance. In addition, the terms of the leases contain cost escalations of approximately 10% annually. The Company also has certain non-cancelable capital lease agreements for office equipment.
Total rent expense was $914 and $930, for the years ended December 31, 2020 and 2019, respectively, of which, $— and $102 was recorded as Cost of sales; $713 and $430 as Research and development expenses; and $201 and $398 as General and administrative expenses in the Statement of Operations, respectively.
Future minimum lease commitments as of December 31, 2020 are as follows:

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
8. Commitments and Contingencies (cont.)

	Operating	Capital
2021	$685	$14
2022	755	4
2023	825	—
2024	895	—
2025	966	—
Later years	679	—
Total minimum lease payments	$4,805	$18
Less amounts representing interest		3
Present value of minimum lease payments		$15

Firm Purchase Commitments — Related Party

In July 2020, the Company entered into an $8,000 non-cancellable purchase contract with its unconsolidated joint venture partner, Hi-Power LLC, to supply batteries for existing and future sales orders. For the year ended December 31, 2020, the Company has made purchases totaling $5,496, resulting in a remaining purchase commitment of $2,504 as of December 31, 2020 under this contract.

At the end of each reporting period, the Company evaluates its non-cancellable firm purchase commitments and records a loss, if any, using a lower of cost or market approach. In assessing the potential loss provision, we use the stated contract price and expected production volume under the relevant sales contract. The Company records a purchase commitment loss if the market selling price of Gen 2.3 Battery Systems sold to customers is less than the cost to manufacture the product.

As of December 31, 2020 , the Company recorded a provision for firm purchase commitments of $1,585. The related expense has been included as a component of cost of sales in the statement of operations.

Loan commitment
In December 2020, we entered into a secured debt commitment with one of our customers to provide loan for $1,000 which matures on December 30, 2022. $100 were drawn on that commitment and recorded in other assets on the consolidated balance sheet as of December 31, 2020.
9. Grant Expense, Net
Eos was approved for two grants by the California Energy Commission (CEC) totaling approximately $7,000. In accordance with the grant agreements, Eos is responsible for conducting studies to demonstrate the benefits of certain energy-saving technologies to utility companies and consumers in the State of California, and is entitled to receive portions of the grants based upon expenses incurred. During the years ended December 31, 2020 and 2019, Eos recorded grant expense (income), net of $913 and $(469), respectively, which comprised of grant income of $381 and $984 and grant costs of $1,294 and $515, respectively. For the year ended December 31, 2020 and 2019, the Company has received payments totaling $1,531 and $3,209. As of December 31, 2020 and 2019, the Company had $1,136 and $— deferred grant income, respectively, which was recorded in account payable and accrued expense on the Balance Sheets, as we as a receivable in the amount of $131 and $326, respectively. The expenses incurred by Eos relate to the performance of studies in accordance with the respective grant agreements, and the grants received or receivable from the CEC are recorded as an offset to the related expenses for which the grant is intended to compensate the Company.

EOS ENERGY ENTERPRISES, INC

NOTES TO FINANCIAL STATEMENTS ($ IN THOUSANDS)
10. Income Taxes

Eos is subject to regulation under U.S. federal and U.S. state tax laws, regulations and policies. Changes to these laws or regulations may affect the Company’s tax liability, return on investments and business operations.
Earnings before income taxes
Net loss before income taxes for domestic operations for the years ended December 31, 2020 and 2019 was $(68,754) and $(79,483), respectively.
Income expense (benefit)
Income tax expense (benefit) for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Current expense (benefit):
U.S. federal	$—	$—
U.S. state and local	—	—
Total current income tax (benefit) provision	—	—
Deferred expense (benefit):
U.S. federal	$—	$—
U.S. state and local	—	—
Total deferred income tax (benefit) provision	—	—
Total income tax (benefit) provision	$—	$—
Eos has no tax provision (benefit) for the periods ended December 31, 2020 and 2019 due the generation of taxable losses offset by a valuation allowance, discussed below, on the deferred tax assets.
Reconciliation of US Federal Statutory income tax rate to actual income tax rate
The reconciliation from the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2020	2019
Income (loss) before income taxes	(68,754)	(79,483)
Statutory U.S. federal income tax (21%)	(14,439)	(16,691)
State and local income tax	(3,149)	1,548
Disallowed interest expense	4,564	11,903
Non-deductible transaction cost	66	—
Non-deductible equity cost	1,698	—
Federal R&D credit	3,660	(1,002)
Uncertain tax position	322	—
Valuation allowance	7,360	4,215
Other	(82)	27
Total income tax expense	—	—
Effective tax rate	—	—
The reported income tax provision differs from the amount computed by applying the statutory US federal income tax rate of 21% to the income before income taxes primarily due to pretax losses for which no tax benefit has been provided and nondeductible interest expense for US income tax purposes.

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
10. Income Taxes (cont.)
Deferred Income Taxes
Eos records deferred income taxes to reflect the net tax effects of temporary differences, if any, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows:

	2020	2019
Deferred tax assets:
NOL carryforwards	$40,386	$30,540
Tax credit carryforwards	1,204	4,346
Employee compensation	1,478	187
Accruals and reserves	1,743	543
Organizational costs	179	194
Transaction costs	324	—
Deferred tax assets, gross	$45,314	35,810
Valuation allowance	(43,895)	(34,773)
Total deferred tax assets, net	$1,419	$1,037
Deferred tax liabilities:
Fixed assets	(1,358)	(1,010)
Investment in partnership	(61)	(27)
Deferred tax liabilities	(1,419)	(1,037)
Total deferred tax asset (liability)	—	—

Eos’s net deferred tax balances consist primarily of federal and state net operating losses (“NOLs”) available for carry forward, and research and development credits for the years ended December 31, 2020 and 2019. The deferred tax balances and related disclosures above reflect the adjusted attribute carryforwards and associated deferred tax assets post-sale of the prior years’ attributes.
During 2019, the Company participated in a tax certificate transfer program with the state of New Jersey and sold a portion of its available prior year New Jersey state NOLs, in varying amounts from tax years 2016, 2017 and 2018. The deferred tax balances and related disclosures above reflect the adjusted attribute carryforwards and associated deferred tax assets post-sale of the prior years’ attributes. The Company anticipates participating in the program for the tax year 2019, but as of the balance sheet date, no 2019 attributes had been sold.
The Company maintains a valuation allowance where it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. Changes in the valuation allowance are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is required, the Company evaluates factors such as prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry back and carry forward periods and tax planning strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Management has determined that it is more-likely-than not that Eos will not be able to utilize its deferred tax assets at December 31, 2020 and 2019 due to a history of cumulative losses. As such, Eos has a valuation allowance against its net deferred tax assets.
The valuation allowance increased by $9,122 between December 31, 2020 and 2019. The increase was primarily attributable to an increase in NOL and tax credit carryforwards. At December 31, 2020, the valuation allowance is $43,895, of which $1,762 will be allocated to additional paid-in capital when released. The remaining valuation allowance of $42,133 will be released through continuing operations.

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
10. Income Taxes (cont.)
Net Operating Losses & Tax Credits

As of December 31, 2020 and 2019, Eos has federal research and development tax credits (“R&D credit”) of approximately $4,603 and $3,733, which begin to expire in varying amounts from 2031 – 2040 and 2032 – 2039, respectively, subject to the annual limitation described below. In addition, Eos has state R&D credits of approximately $1,131 and $613, which will expire in varying amounts from 2024 – 2027 and 2025 – 2026 for the years ended December 31, 2020 and 2019, respectively.
The Company has NOL carryforwards for tax purposes and other deferred tax assets that are available to offset future taxable income, subject to the annual limitation described below.
As of December 31, 2020 and 2019, Eos has gross federal NOL carryforwards of approximately $174,258 and $137,909. As of December 31, 2020, Eos has state NOL carryforwards of $60,206. Regarding the federal NOL for the year ended December 31, 2020, $89,051 begins to expire in varying amounts from 2032 through 2036, while $85,207 has an indefinite carryforward period. The state NOL carryforwards begin to expire in varying amounts from 2035 through 2040. The US (federal and state) operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The Company determined that the merger transaction (described further in Note 2 ), constitutes a change of ownership as defined under Internal Revenue Code Section 382 and Section 383. Based on management’s Section 382 Limitation Analysis, it is expected that all NOL carryforwards that existed as of the transaction date will be allowable under Section 382, however, the deferred tax asset on the Company’s NOL carryforward is offset by a full valuation allowance at December 31, 2020. Based on management’s Section 383 Limitation Analysis, it is expected that $4,530 of federal R&D credits will expire unused. As such, these credits have been written off as of December 31, 2020.
In March and December, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act of 2021 (the “CAA”) were signed into law in response to the Covid-19 pandemic. The CARES Act and the CAA provided several forms of tax law changes, though Eos does not anticipate that any will have a material impact on the financial statements.
Unrecognized Tax Benefits
The Company is subject to income taxes in the United States (federal and state). Significant judgment is required in evaluating the Company’s tax positions and determining Eos’s provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. The Company records a liability for uncertain tax positions on the basis of a two-step process in which (i) management determines whether it is more-likely-than-not that the tax position will be sustained on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
Eos has unrecognized tax benefits associated with uncertain tax positions as of December 31, 2020 and 2019 as follows:

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
10. Income Taxes (cont.)

	2020	2019
Gross unrecognized tax benefits as of January 1	—	—
Additions:
Current year tax positions	722
Prior year tax positions	—	—
Reduction of prior year tax positions	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
Gross unrecognized tax benefits as of December 31	722	—
Included in the balance of unrecognized tax benefits at December 31, 2020 are potential benefits of nil that, if recognized, would affect the effective tax rate on income from continuing operations. The open tax years for federal and state tax returns are generally 2017 and forward. Net operating losses and R&D credits generated in closed years and utilized in open years are subject to adjustment by the tax authorities. Eos is not currently under examination by any taxing jurisdiction.
The Company regularly assesses the adequacy of its provision for income tax contingencies in accordance with ASC 740. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretation of relevant tax law, assessments from taxing authorities, settlements with tax authorities and lapses of statute of limitations.
11. Related Party Transactions
Convertible Notes Payable
During the years ended December 31, 2020 and 2019, Eos issued convertible notes payable to certain members. Refer to Note 12 for further discussion.
Management fee arrangement
During the years ended December 31, 2020 and 2019, the Company incurred monthly management fees to an entity owned by a board member in relation to the use of a New York City office. Total costs incurred during the year amounted to $69 and $19, respectively, which are included in General and administrative expense in the Statements of Operations. Unpaid management fees of $— and $73 are included in Accounts payable and accrued expenses-related parties as of December 31, 2020 and 2019, respectively.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expense-related parties as of December 31, 2020 contains $138 consultant fee payable to affiliate. This line further includes $2,382 and $1,121 accruals as of December 31, 2020 and December 31, 2019 for payments under the Joint Venture agreement.
Receivable from disgorgement of short swing profits
As of December 31, 2020, the Company had a receivable of $432 from its affiliated company B.Riley Securities, Inc resulting from disgorgement of short swing profits, which is included in Prepaid and other current assets. See Note 16 for a detailed discussion.
Vendor deposits
As of December 31, 2020, vendor deposits include a balance of $278 deposits made to Hi-Power.

EOS ENERGY ENTERPRISES, INC

NOTES TO FINANCIAL STATEMENTS ($ IN THOUSANDS)
12. Convertible Notes Payable
Convertible Notes Payable -Related party
During the year ended December 31, 2020 and December 31, 2019, the Company issued Convertible notes payable with aggregate principals of $5,469 and $19,524, respectively (the “Convertible Notes”). The Convertible Notes are secured by all assets and intellectual property of the Company. AltEnergy Storage Bridge, LLC (“AltEnergy”) and its affiliates have combined beneficial ownership in the Company exceeding 10% and therefore constitute a related party of the Company, pursuant to ASC 850, Related Parties. As of December 31, 2020, AltEnergy owned approximately 14% of the Company's Common Stock and as of December 31, 2019 AltEnergy owned approximately 20% of the EES Common and Preferred Units.
The remaining note holders do not meet the definition of a related party under ASC 850. However, the Convertible Notes were issued to each of the note holders under identical terms, and AltEnergy serves as the administrative agent of all note holders under the Convertible Note agreements. Therefore, the disclosures within Note 12 encompass all of the Convertible Notes.

Phase I Convertible Notes Payable -related party
The Convertible Notes were issued on various dates through two phases. The first phase with aggregate principal of $13,529 was issued from February 2019 to May 2019 (the “Phase I Notes”), of which $4,137 was issued to AltEnergy.
The terms of the Phase I Notes are summarized as follows:
•Maturity:    On or after June 30, 2019.
•Conversion Option:    At any time, the Holder may elect to convert 1.15 times the outstanding principal balance into the preferred units of the Company at $1.75 per unit.
•Liquidation Amount:    Repayment shall be made at the applicable liquidation amount. The Liquidation Amount applies to all repayments, with the exception of early repayments made at the Company’s option. The Liquidation Amount applicable to repayments occurring prior to June 1, 2019 is 1.5 times the outstanding principal balance. At June 1, 2019 and August 1, 2019, the multiple increases to 2.0 and 3.0 times the outstanding principal balance, respectively.
•Optional Prepayment:    The Company may prepay the Phase I Notes prior to maturity at 3.0 times the outstanding principal balance.
•Conversion upon Qualified Financing:    In the event that the Company issues and sells any units to investors through a Qualified Financing, on or before the date the Phase I Notes are repaid in full, resulting in aggregate gross equity proceeds of at least $25,000, the Company may at its sole option, force the Holders to convert the Liquidation Amount into the class of equity issued in the Qualified Financing. The number of units issued at conversion are variable and shall be based upon the price per unit paid in the financing. Alternatively, the Company may also elect to settle the 2019 Convertible Notes in cash.
•Holders’ put options:    If an Event of Default occurs, and at the direction of 25% of the holders, repayment at the applicable Liquidation Amount becomes immediately due on demand. Any time prior to September 30, 2019, if Event of Default has not occurred, and at the direction of a majority of holders, the Liquidation Amount becomes due on demand.

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
12. Convertible Notes Payable (cont.)

In conjunction with the Phase II Note issuance, the Phase I maturity date was extended to October 31, 2019. The term extension was considered a troubled debt restructuring and did not result in a substantial modification and was accounted for as a continuation of the existing Phase I Notes. An extinguishment charge was not recognized.

2019 Phase II Convertible Notes Payable -Related party
Convertible Notes with aggregate principal of $5,995 were issued from June 2019 to December 2019 (the “2019 Phase II Notes”), of which $2,017 was issued to AltEnergy.
The terms of the Phase II Notes are identical to the Phase I Notes, except as follows:
•Maturity:    On or after October 31, 2019.
•At any time, the holder may elect to convert 1.15 times the outstanding principal balance into the Preferred Unites of the Company at $0.50 per unit.
•The Liquidation Amount is 6.0 times the outstanding principal balance, regardless of the repayment date.
•Holders’ put option:    If an Event of Default occurs, and at the direction of 25% of the holders, repayment at the applicable Liquidation Amount becomes immediately due on demand. If Event of Default has not occurred, Holders cannot accelerate repayment.
•2019 Phase II Notes are Senior to Phase I Notes:    In the event that the Company is obligated, or elects, to repay the Convertible Notes and does not have sufficient funds to repay all Notes in full, payments shall be made in the following order: first, to the holders of Phase II Notes until each holder has received a repayment equal to 2.0 times (2.0x) the then outstanding principal balance of holder’s Phase II Notes; second, to the holders of Phase I Notes until each holder has received a repayment equal to 1.0 times (1.0x) the then outstanding principal balance of those holder’s Phase I Notes; and third, to all holders of the 2019 Convertible Notes, pro rata based on the remaining amount due to each holder pursuant to the terms and provisions of each 2019 Convertible Note held by that holder.
Concurrent to issuance of the Phase II Notes, the Company entered into subscription agreements to sell Preferred Units to the Holders equal to the principal balance of the 2019 Phase II Notes at a price of $0.50 per unit. Phase II cash proceeds totaled $11,991. The proceeds were allocated to the Phase II Notes and EES Preferred Units based on their relative fair values at the date of issuance. The Company recognized $2,031 attributable to the 2019 Phase II Preferred Units, which was recorded as a discount against the 2019 Phase II Notes. Refer to Note 14 for further discussion regarding the EES Preferred Units.

2020 Phase II Convertible Notes Payable - Related party
During the year up to the Closing date, the Company issued Convertible Notes (the “2020 Phase II Notes”) concurrently with EES Preferred Units to certain investors for aggregate cash proceeds of $10,768, including 2020 Phase II Notes of $10,598 with terms identical to the 2019 Phase II Notes, and $170 of Phase I Notes.
The proceeds were allocated to the 2020 Phase II Notes and EES Preferred Units based on their relative fair values at the date of issuance. The Company recognized $1,759 attributable to the 2020 Phase II EES Preferred Units, which was recorded as a discount against the 2020 Phase II Notes. $1,075 of the 2020 Phase II Notes were issued to AltEnergy. Refer to Note 14 for further discussion regarding the EES Preferred Units.
Beneficial Conversion Features
The conversion option on the Phase I Notes generated a beneficial conversion feature (BCF). A BCF arises when a debt or equity security is issued with an embedded conversion option that is in the money at inception

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
12. Convertible Notes Payable (cont.)

because the conversion option has an effective strike price that is less than the fair value of the underlying equity security at the commitment date. The Company recognized this BCF by allocating the intrinsic value of the conversion option to the Preferred Units, which resulted in a discount on the Phase I Notes. The Company amortized the discount into interest expense on the commitment date, as the Convertible Notes are immediately puttable by investors.
Embedded Derivatives
Both the occurrence of a Qualified Financing and the exercise of the holders’ put options represent events that can accelerate repayment of the 2019 Convertible Notes and involve a significant discount. Therefore, these features constitute embedded derivatives that require bifurcation pursuant to ASC 815-15, Embedded Derivatives.
In the event of a Qualified Financing occurring prior to July 31, 2019, the Phase I notes can be repaid at a 1.5x or 2.0x Liquidation Amount, thereby resulting in an embedded derivative at issuance. For the year ended December 31, 2020, embedded derivative assets with initial fair value of $411 was recognized. Embedded derivative assets with initial fair value of $181 and embedded derivative liabilities with initial fair value of $1,145 were recognized during 2019. These amounts were recorded as discounts on the Convertible Notes. As of December 31, 2019, the embedded derivatives were classified as current liabilities on the consolidated balance sheet and had fair values of $1,681. The embedded derivatives were fair valued through the Merger date. During the year ended December 31, 2020 and 2019, a change in fair value of embedded derivative gain of $2,092 and a loss of $716 has been recognized, respectively. The fair value of the embedded derivative was zero as of December 31, 2020 as a result of the conversion of the notes in connection of the Merger.
The Company accounted for the 2019 Convertible Notes as deeply discounted zero coupon debt instruments. The balances payable at maturity reflect liquidation multiples of 3.0 and 6.0 times the stated face value of the Phase I and 2019 Phase II Notes, respectively. The following balances were recognized upon issuance of the Convertible Notes during the years ended December 31, 2020 and 2019:

	For the year ended December 31
	2019		2020
	Phase I	Phase II	Phase I	Phase II	Total
Convertible notes payable	$40,587	$35,973	$510	$31,793	$108,863
Discount, original issuance	(20,946)	(23,982)	(340)	(21,196)	$(66,464)
Premium (Discount), embedded derivative	181	(1,145)	—	(411)	$(1,375)
Discount, fair value of preferred units	—	(2,031)	—	(1,759)	$(3,790)
Discount, beneficial conversion features	(1,799)	—	—	—	$(1,799)
Convertible notes payable, net	$18,023	$8,815	$170	$8,427	$35,435
Subsequent Measurement
With respect to the Phase I Notes, the holders’ put option is immediately exercisable at the 1.5 times the principal amount of the Notes. Pursuant to ASC 470-10, which states that notes with demand features should be stated at or near the amount of cash that could be required to satisfy, a corresponding portion of the discount was amortized into interest expense immediately following issuance. Additionally, the discount attributable to the BCF was immediately amortized into interest expense at issuance. The remaining discount on the Phase I Notes was amortized into interest expense using the effective interest method through July 31, 2019, the date at which the note becomes payable at 3.0 times the outstanding principal amount.
Discounts on the Phase II Notes were amortized into interest expense using the effective interest method through the stated maturity date of October 31, 2019. On October 31, 2019, the Company defaulted under the Phase

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
12. Convertible Notes Payable (cont.)

II note agreements, at which time the note holders’ put option became exercisable. Accordingly, discounts on Phase II Notes issued subsequent to October 31, 2019 were immediately amortized into interest expense upon issuance.
At issuance, the annual effective interest rates on the Phase I Notes were in excess of 400%. The Phase II Notes were issued with annual effective interest rates in excess of 1,200%. During the year ended December 31, 2020 and 2019, the Company recognized interest expense of $23,706 and $49,708 related to the Convertible Notes, respectively.
In connection with the business combination, the convertible notes were then exchanged for the common stock of the Company per the “Conversion upon Qualified Financing” term discussed above. 10,886,300 shares of common stock were issued to the notes holders based on the liquidation amount of $108.9 million as of the Merger date and purchase price of $10 per shares agreed upon in the Merger agreement. The balances attributable to the Convertible Notes immediately prior to the Merger were as follows:

	Phase 1	Phase 2	Pre-Merger balance
Convertible notes payable	$41,097	$67,766	$108,863
Discount, original issuance	(21,286)	(45,178)	(66,464)
Discount, embedded derivative	181	(1,556)	(1,375)
Discount, fair value of preferred units	—	(3,790)	(3,790)
Discount, beneficial conversion features	(1,799)	—	(1,799)
Discount, accumulated amortization	22,904	50,524	73,428
Convertible notes payable, net	$41,097	$67,766	$108,863

As of December 31, 2019, the total principal and accrued interest on the Phase I Notes, 2019 Phase II Notes, and 2020 Phase II Notes is equal to the applicable Liquidation Amount of 3.0, 6.0, and 6.0 times the outstanding principal, respectively. The balances attributable to the 2019 Convertible Notes on December 31, 2019 were as follows:

	Phase 1	Phase 2	December 31, 2019
Convertible notes payable	$40,587	$35,973	$76,560
Discount, original issuance	(20,946)	(23,982)	(44,928)
Discount, embedded derivative	181	(1,145)	(964)
Discount, fair value of preferred units	—	(2,031)	(2,031)
Discount, beneficial conversion features	(1,799)	—	(1,799)
Discount, accumulated amortization	22,564	27,158	49,722
Convertible notes payable, net	$40,587	$35,973	$76,560

As of December 31, 2019, aggregate Phase I and Phase II Notes attributable to AltEnergy totaled $24,415.

EOS ENERGY ENTERPRISES, INC

NOTES TO FINANCIAL STATEMENTS ($ IN THOUSANDS)

13. Long-term Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	December 31, 2020	December 31, 2019
Paycheck Protection Program loan payable	$1,257	$—
Other	94	—
Total	1,351	—
Less: long-term debt, current portion	(1,071)	—
Long-term debt	$280	$—

Paycheck Protection Program

On April 7, 2020, the Company received $1,257 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The payment terms of the note are as follows:
•No payments during the deferral period, which is defined as the ten-month period beginning on the eight weeks after the cash from the loan was received.
•Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date, the Company shall pay to JPMorgan Chase Bank, N.A. (the “Lender”), monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the note on the last day of the deferral period by the maturity date (twenty-four months from the date of the note, or April 7, 2022). .
•On the maturity date, the Company shall pay the Lender any and all unpaid principal plus accrued and unpaid interest plus interest accrued during the deferral period.
•The Company may prepay this note at any time without payment of any premium.
The Lender is participating in the Paycheck Protection Program to help businesses impacted by the economic impact from COVID-19. Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness under the Small Business Administration’s (the “SBA”) requirements. To obtain forgiveness, the Company must request it and must provide documentation in accordance with the Small Business Administration (the “SBA”) requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. Forgiveness of the loan is dependent upon approval of the SBA.

14. Contingently Redeemable Preferred Units

As of December 31, 2019, the Company had outstanding Series C, Series D, and 2019 Bridge Preferred Units ("EES Preferred Units), which were issued at $1.10, $1.75, and $0.50 per unit, respectively.
Pursuant to the EES LLC Agreement, the rights and privileges of the EES Preferred Members were as follows:
Voting — The EES Preferred Members are entitled to vote together with the holders of EES Common Units on all matters submitted for members’ vote. Additionally, the EES Preferred Members occupy a majority of the seats of the Board of Directors and can therefore control all decisions subject to the Board’s vote.
The following actions require a majority vote of the Preferred Members:
•Pay any dividend on any EES Units
•Agree or enter into a merger, sale of a material portion of the Assets, or other corporate reorganization or acquisition or any other transaction resulting in a change of control of EES.

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
14. Contingently Redeemable Preferred Units (cont.)
•Create or authorize the creation of any debt security, guarantee, or instrument with similar effect in excess of $1,000,000, outside the normal course of business.
•Enter new lines of business or exit the current line of business.
•Enter into an exclusive agreement or arrangement to manufacture or sell EES’s technology.
•Sell, assign, transfer, pledge, or encumber material technology or material intellectual property.
•Take any action which deviates from the current budget approved by the Board of Directors by more than 15%.

Preferred Liquidation Preference — In the event of the termination of EES or a Company Sale (as defined within the EES LLC agreement) the holders of the EES Preferred Units are entitled to receive for each outstanding unit an amount equal to the greater of: 1) the original issuance price per unit plus an 8% liquidation preference, accrued from the issuance date and (2) the amount which would have been payable to such EES Preferred Member had the EES Preferred Units been converted into EES Common Units in connection with a termination or Company Sale.
After payment of the Preferred Liquidation Preference, any remaining proceeds are distributed proportionally to the Common Unit holders. A Company Sale is defined as a sale of Units, sale of Assets, merger, recapitalization, reorganization or otherwise, pursuant to which one or more third parties (other than Voting Members) shall own in excess of fifty percent of the Voting Units or assets of the Company. As of December 31, 2019, the EES Preferred Liquidation Preference was $136,816. Because the occurrence of a Company Sale was not probable, the Company concluded the EES Preferred Units were not probable of becoming redeemable. Therefore, the carrying value had not been remeasured to the Preferred Liquidation Preference.
The occurrence of a Company Sale requires the approval of both the Board of Directors and Preferred Members. Therefore, the liquidation provisions are considered contingent redemption provisions as there are certain elements that are not solely within the control of the Company. Accordingly, the Preferred Units have been presented in the mezzanine section of the consolidated balance sheet.
Conversion — The Preferred Units are convertible at any time, at the option of the holder, into EES Common Units of the Company. Upon an optional conversion, distributions payable on such EES Preferred Units that have been declared but remain unpaid, shall be converted into EES Common Units. Upon the closing of a Qualified Public Offering (as defined within the EES LLC Agreement), EES Preferred Units will automatically convert to common units.
The EES Preferred Units are initially convertible on a one-to-one basis into EES Common Units, subject to certain adjustments for unit splits and combinations. The EES Preferred Units are also subject to full-ratchet, anti-dilution price protection (a “down round” provision). Under that provision, if the Company issues EES Common Units at an effective price that is less than the conversion price (the “Dilutive Price”), then the conversion price of the EES Preferred Units is automatically reduced to be equal to the Dilutive Price. The effect of that reduction is that, upon the issuance of either EES Common Units or securities convertible into EES Common Units, at a Dilutive Price, the EES Preferred Units would be convertible into a greater number of EES Common Units.
Bridge Preferred Units
As discussed at Note 12, the Company entered into subscription agreements to sell EES Preferred Units to the Holders at a price of $0.50 per unit concurrently with the issuance of the 2019 Phase II Notes, which resulted in the issuance of approximately 12,000,000 EES Preferred Units (the “2019 EES Bridge Preferred Units”). The Company recognized $2,031 attributable to the 2019 EES Bridge Preferred Units based on the allocated fair value of cash proceeds.

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
14. Contingently Redeemable Preferred Units (cont.)
Upon the issuance of 2019 EES Bridge Preferred Units, the down round provision was triggered for the Series C and Series D EES Preferred Units whereby the conversion price was adjusted from $1.10 and $1.75, respectively to $0.50 per EES Common Unit, which resulted in approximately 144,200,000 additional EES Common Units being issuable upon conversion of the Series C and Series D EES Preferred Units. As the fair value a EES Common Unit was determined to be less than $0.50 on both 1) the original issuance date of the Series C and Series D EES Preferred Units and 2) immediately following the issuance of the EES Bridge Preferred Units, the down round did not trigger a BCF. Therefore, a deemed dividend was not recognized.
As of December 31, 2019, the Preferred Units were convertible into approximately 224,900,000 EES common units. Refer to Note 12 for further discussion regarding the fair value allocated to the EES Preferred Units. During the years ended December 31, 2020 and 2019, activities attributable to the EES Preferred Units was as follows:

	Preferred Units
	Units	Amount
Balance, December 31, 2018	68,716	$105,548
Contributions allocated to EES Preferred Units	11,991	2,031
Discount on convertible notes, beneficial conversion feature	—	1,786
Balance, December 31, 2019	80,707	109,365
Contributions allocated to EES Preferred Units	10,598	1,759
Issuance of EES Preferred Units	20,000	10,000
Balance, November 16, 2020	111,305	$121,124

In connection with the Merger on November 16, 2020, the Preferred Units were converted to 255,523,120 EES common units. 14,727,844 shares of the Company's common stock were issued to the EES Preferred Units holders.
15. Stock-Based Compensation
Since 2012, Eos has issued stock options to employees and certain service providers under the 2012 Eos Equity Incentive Plan (“2012 Plan”). In addition to stock options, the 2012 Plan provides for the issuance of other forms of stock-based compensation, including profit interests, unit appreciation rights and restricted units. Subsequent to the closing of the Merger, the Company approved the 2020 Equity Incentive Plan (the “2020 Incentive Plan”) and reserved 6,000,000 shares of common stock for issuance thereunder. The Incentive Plan became effective immediately upon the Closing of the Merger and all equity granted under the 2012 Plan were converted into equivalent equity under the 2020 Incentive Plan. As of December 31, 2020, the Company has stock options and restricted units issued under the 2020 Incentive Plan.

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
15. Stock-Based Compensation (cont.)
The following table summarizes stock option activity during the years ended December 31, 2020 and 2019. All stock option activity was retroactively restated to reflect the converted options. See Note 2 for the conversion in connection with the Merger.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2018	303,028	$26.20	2.8
Granted	254,882	$9.54
Cancelled/Forfeited	(165,072)	$27.24
Options Outstanding at December 31, 2019	392,838	$15.09	5.4
Granted	1,972,679	$9.07
Cancelled/Forfeited	(221,881)	$18.57
Options Outstanding at December 31, 2020	2,143,636	$9.19	9.5
Options Exercisable at December 31, 2020	15,859	$26.81	1.7
As of December 31, 2020 and 2019, 3,825,176 and 87,906 shares remain for future issuance, respectively. Options vest generally over three to five years and have a term of five to ten years. During the year ended December 31, 2020, the Company granted stock options with both service and performance conditions. Stock compensation is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For awards with performance conditions, compensation expense is recognized using an accelerated attribution method over the vesting period. The performance conditions primarily relate to the completion of project milestones, achievement of operational certifications, and the Company’s closing of financing rounds.
The Company’s Restricted Units (RU) represent the right to receive one common share, subject to vesting and transferability restrictions. For the year ended December 31, 2020 and December 31, 2019, 123,478 and — RUs were granted. During the same periods, 174,761 and — common shares were issued for RUs that had fully vested during the current and prior periods. As of December 31, 2020, 42,318 RUs were outstanding and unvested. These unvested RUs include (1) 31,188 units issued to directors of our Board which will vest at the earlier of our next annual shareholders meeting or December 8, 2021 and (2) 11,130 units issued to a member of our senior management which will be vested on December 16, 2021. These RUs were measured at their grant-date fair value of $13.46 per unit and will be fully vested in 2021.
The Company recorded stock compensation expense of $5,081 for the year ended December 31, 2020 which includes $977 from RUs and $4,104 from stock options, respectively. $135 of stock compensation was recorded for the year ended December 31, 2019, including $4 from RUs and $131 from stock options, respectively. The stock compensation has been recorded in cost of sales, R&D expense and general and administrative expenses in the Statements of Operations. Unrecognized stock compensation expenses amount to $7,416 and include $472 attributable to RUs, which is expected to be recognized within one year, and $6,944 attributable to stock option, which is expected to be recognized over the next four years.
The weighted average assumptions used to determine the fair value of options granted in 2020 and 2019 are as follows:

EOS ENERGY ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
15. Stock-Based Compensation (cont.)

	2020	2019
Volatility	52.99%	58.20%
Risk free interest rate	0.39%	1.89%
Expected life (years)	5.19	6.25
Dividend yield	0%	0%
The weighted average grant date fair value of all options granted was $5.38 and $1.21 per option for the years ended December 31, 2020 and 2019, respectively.
16. Shareholder's Equity

Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 200,000,000 shares of common stock with $0.0001 par value. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 48,943,082 and 3,930,336 common stocks issued and outstanding.
Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company's common stock in the public offering and the private placement on May 22, 2020. One warrant entitles the holder to purchase one whole share of common stock at a price of $11.50 per share. At December 31, 2020, there were 9,075,000 warrants outstanding which will become exercisable on May 22, 2021.
Disgorgement of short swing profits
For the year ended December 31, 2020, the Company recognized $432 increase to Additional Paid in Capital as a capital contribution from a stockholder for the disgorgement of short swing profits under Section 16 (b) of the Exchange Act, from B. Riley Securities, Inc, which is affiliated with B. Riley Financial Inc, a shareholder owning more than 5% of our common stock. The Company received the full payment in January 2021.

17. Subsequent Events
On January 22, 2021, the Triggering Event for the issuance of the Earnout Shares occurred as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period during the Earnout Period as described in Note 2. This Triggering Event resulted in the issuance of 2,000,000 shares of the Company's common stock. In addition, the Block B Sponsor Earnout Shares (as defined in Note 2) of 859,000 shares were released upon the achievement of the daily milestone of $16.00 per share as discussed in Note 2.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Edison, State of New Jersey, on February 25, 2021.

EOS ENERGY ENTERPRISES, Inc

By: /s/ Sagar Kurada
Chief Financial Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Matrangelo and Sagar Kurada and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Joe Mastrangelo	Chief Executive Officer and Director	February 25, 2021
Joe Mastrangelo	(Principal Executive Officer)
/s/ Sagar Kurada	Chief Financial Officer	February 25, 2021
Sagar Kurada	(Principal Financial and Accounting Officer)
/s/ Daniel Shribman	Director	February 25, 2021
Daniel Shribman
/s/ Alex Dimitrief	Director	February 25, 2021
Alex Dimitrief
/s/ Audrey Zibelman	Director	February 25, 2021
Audrey Zibelman