Form 10-Q
period 2021-03-31
Eos Energy Enterprises, Inc.
filed 2021-05-13
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-39291
EOS ENERGY ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware			08-7654321
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3920 Park Avenue	Edison	NJ	08820
(Address of Principal Executive Offices)			(Zip Code)
(732) 225-8400
Registrant's telephone number, including area code
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	EOSE	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of common stock	EOSEW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐  Yes ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 51,801,267 shares of common stock as of May 7, 2021.

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets As Of March 31, 2021 (Unaudited) And December 31, 2020	2
	Condensed Consolidated Statements Of Operations For The Three Months Ended March 31, 2021 (Unaudited) And March 31, 2020 (Unaudited)	3
	Condensed Consolidated Statements Of Shareholders’ Equity (Deficit) For The Three Months Ended March 31, 2021 (Unaudited) And March 31, 2020 (Unaudited)	4
	Condensed Consolidated Statements Of Cash Flows For The Three Months Ended March 31, 2021 (Unaudited) And March 31, 2020 (Unaudited)	5
	Notes To Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations	22
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	30
Item 4.	Controls And Procedures	31

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1a.	Risk Factors	32
Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
Signatures		34

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATED BALANCE SHEETS ($ IN THOUSANDS) As of March 31, 2021 and December 31, 2020

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$100,717	$121,853
Grants receivable	131	131
Accounts receivable	184	—
Inventory	92	214
Vendor deposits	4,144	2,390
Notes receivable	33	—
Prepaid and other current assets	2,090	2,779
Total current assets	107,391	127,367

Property and equipment, net	7,995	5,653
Intangible assets, net	310	320
Investment in joint venture	8,176	3,736
Security deposits	805	825
Notes receivable, long term	2,908	100
Other assets	215	263
Total assets	$127,800	$138,264

LIABILITIES AND MEMBERS EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$8,939	$8,471
Accounts payable and accrued expenses - related parties	11,236	2,517
Provision for firm purchase commitments	—	1,585
Capital lease, current portion	11	11
Long-term debt, current portion	1,176	924
Contract liabilities	827	77
Total current liabilities	22,189	13,585
Long term liabilities
Deferred rent	773	762
Capital lease	1	4
Long-term debt	105	427
Warrants liability	2,925	2,701
Total long term liabilities	3,804	3,894
Total liabilities	25,993	17,479

COMMITMENTS AND CONTINGENCIES (NOTE 8)
SHAREHOLDERS' EQUITY
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 51,801,267 and 48,943,082 shares outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Contingently Issuable Common Stock	—	17,600
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding at March 31, 2021 and December 31, 2020	—	—
Additional paid in capital	415,569	395,491
Accumulated deficit	(313,767)	(292,311)
Total shareholders' equity	101,807	120,785
Total liabilities and shareholders’ equity	$127,800	$138,264
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ($ IN THOUSANDS) For the three months ended March 31, 2021 and 2020

	March 31, 2021	March 31, 2020
Revenue
Total revenue	$164	$—

Costs and expenses
Cost of goods sold	100	57
Research and development expenses	5,053	2,230
General and administrative expenses	16,654	2,359
Grant expense, net	8	346
Total costs and expenses	21,815	4,992

Operating loss	(21,651)	(4,992)

Other income (expense)
Interest expense, net	(21)	(95)
Interest expense related party	—	(3,715)
Change in fair value, embedded derivative	—	(515)
Change in fair value, warrants liability	(224)	—
Income (loss) from equity in unconsolidated joint venture	440	(31)
Net loss	$(21,456)	$(9,348)

Basic and diluted loss per share attributable to common shareholders[1]
Basic	$(0.42)	$(2.38)
Diluted	$(0.42)	$(2.38)

Weighted average shares of Common Stock[2]
Basic	51,126,863	3,930,336
Diluted	51,126,863	3,930,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
1 See Note 1 for discussion of reverse capitalization given effect herein
2 See Note 1 for discussion of reverse capitalization given effect herein

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) ($ IN THOUSANDS)
For the three months ended March 31, 2021 and 2020

	Common Stock[3]		Additional	Contingently	Accumulated	Total
	Shares	Amount	Paid in capital	Issuable Common Stock	Deficit
Balance, December 31, 2019	3,930,336	$—	$20,346	$—	$(204,068)	$(183,722)
Stock-based compensation		—	19	—	—	19
Net loss	—	—	—	—	(9,348)	(9,348)
Balance, March 31, 2020	3,930,336	$—	$20,365	$—	$(213,416)	$(193,051)

Balance, December 31, 2020	48,943,082	$5	$395,491	$17,600	$(292,311)	$120,785
Stock-based compensation	—	—	2,478	—	—	2,478
Release of Block B Sponsor Earnout Shares from restriction[4]	859,000	—	—	—	—	—
Issuance of Contingently Issuable Common Stock[5]	1,999,185	—	17,600	(17,600)	—	—
Net loss	—	—	—	—	(21,456)	(21,456)
Balance, March 31, 2021	51,801,267	$5	$415,569	$—	$(313,767)	$101,807
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
3 See Note 1 for discussion of reverse capitalization given effect herein
4 See Note 17 for discussion of Sponsor Earnout Shares
5 See Note 17 for discussion of Contingently Issuable Common Stock

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ($ IN THOUSANDS) For the three months ended March 31, 2021 and 2020

	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net loss	$(21,456)	$(9,348)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,478	19
Depreciation and amortization	485	365
Loss from disposal of property and equipment	11	—
Provision for firm purchase commitments	(1,585)	—
Loss (income) from equity in unconsolidated joint venture	(440)	31
Accreted interest on convertible notes payable related party	—	3,715
Change in fair value, embedded derivative	—	515
Change in fair value, warrants liability	224	—
Changes in operating assets and liabilities:
Receivable on sale of state tax attributes	—	2,488
Prepaid and other assets	718	302
Inventory	122	—
Accounts receivable	(184)	(66)
Vendor deposits	(466)	(239)
Security deposits	20	28
Accounts payable and accrued expenses	843	1,254
Accounts payable and accrued expenses-related parties	8,719	705
Contract liabilities	750	(116)
Deferred rent	11	29
Other assets	47	(3)
Net cash used in operating activities	(9,703)	(321)

Cash flows from investing activities
Investment in notes receivable	(2,870)	—
Investment in joint venture	(4,000)	(221)
Purchases of property and equipment	(4,490)	(1,358)
Net cash used in investing activities	(11,360)	(1,579)

Cash flows from financing activities
Capital lease payments	(3)	(8)
Proceeds from issuance of convertible notes payable related party	—	1,407
Repayment of other financing	(70)	—
Issuance of contingently redeemable preferred units	—	258
Net cash provided by (used in) financing activities	(73)	1,657

Net decrease in cash and cash equivalents	(21,136)	(243)
Cash and cash equivalents, beginning of year	121,853	862
Cash and cash equivalents, end of the period	$100,717	$619

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$—	$23

Supplemental disclosures
Cash paid for interest	51	95
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)

1.Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Eos Energy Enterprises, Inc. (f/k/a B. Riley Principal Merger Corp. II) (the “Company” or "Eos") designs, develops, manufactures, and sells innovative energy storage solutions for the electric utilities, and commercial and industrial end users. Eos has developed and has received patents on an innovative battery design relying on a unique zinc oxidation/reduction cycle to generate output current and to recharge. The Battery Management System (“BMS”) software uses proprietary Eos-developed algorithms and includes ambient and battery temperature sensors, as well as voltage and current sensors for the strings and the system. Eos and its partners focus on a collaborative approach to jointly develop and sell safe, reliable, long-lasting low-cost turn-key alternating current (“AC”) integrated systems using Eos’s direct current (“DC”) Battery System. The Company is also an investor in an unconsolidated joint venture (“JV”) which has the exclusive rights to manufacture the DC Battery Systems integrated with the BMS for DC Battery Systems that are sold and delivered in North America, subject to meeting certain performance targets. The Company’s primary markets focus on integrating battery storage solutions with (1) solar systems that are connected to the utility power grid (2) solar systems that are not connected to the utility power grid (3) storage systems utilized to relieve congestion and (4) storage systems to assist commercial and industrial customers in reducing their peak energy usage or participating in the utilities ancillary and demand response markets. The location of the Company’s major markets are seen in North America, Europe, Africa, and Asia.
Reverse Recapitalization
The Company was incorporated as a Delaware corporation on June 3, 2019 as a publicly held special purpose acquisition company (“SPAC”) in order to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses. On November 16, 2020 (the" Merger Date"), the Company consummated a reverse recapitalization (the "Merger") pursuant to which B. Riley Principal Merger Corp. II ("BMRG") acquired Eos Energy Storage LLC pursuant to an agreement and plan for merger (the “Merger Agreement”) between the Company, BMRG Merger Sub, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub I”), BMRG Merger Sub II, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub II”), Eos Energy Storage LLC, a Delaware limited liability company (“EES”), New Eos Energy LLC, a wholly-owned subsidiary of EES and a Delaware limited liability company (“Newco”) and AltEnergy Storage VI, LLC, a Delaware limited liability company (“AltEnergy”).
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
Since BMRG was a non-operating public shell company, the current shareholders of EES have a relative majority of the voting power of the combined entity, the operations of EES prior to the acquisition comprises the only ongoing operations of the combined entity, and senior management of EES comprises the majority of the senior management of the combined entity, the Mergers have been accounted for as a capital transaction rather than a business combination. According to ASC 805 Business combination, the transaction was accounted for as a reverse recapitalization consisting of the issuance of Common Stock by Eos for the net monetary assets of BMRG accompanied by a recapitalization. Accordingly, the net monetary assets received by EES as a result of the Merger with B. Riley have been treated as a capital infusion on the closing date. No goodwill or other intangible assets were recorded during the Merger. The consolidated assets, liabilities and results of operations of the Company are the historical financial statements of EES and the BMRG assets, liabilities and results of operations are consolidated with the Company beginning on the acquisition date. In order to reflect the change in capitalization, the historical capitalization related to EES common units has been retroactively restated based on the exchange ratio as if shares of B. Riley Common Stock had been issued as of the later of (i) the issuance date of the shares, or (ii) the earliest period presented in the accompanying consolidated financial statements.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
1.Nature of Operations and Summary of Significant Accounting Policies (cont.)
Upon consummation of the Merger, the former EES convertible notes and redeemable preferred units were converted to common stock of the Company.
Unless the context otherwise requires, the use of the terms “the Company”, “we,” “us,” and “our” in these notes to the unaudited condensed consolidated financial statements refers to Eos Energy Enterprises, Inc. and its consolidated subsidiaries.
Basis of Presentation
The unaudited condensed financial statements include the accounts of the Company and its 100% owned direct and indirect subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2020. These interim results are not necessarily indicative of results for the full year.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustment has been made to the Consolidated Balance sheets for the year ended December 31, 2020, to reclassify notes receivable from other assets.
Recent Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The Company has adopted this ASU in Q1 2021. The adoption did not have an impact on the Company's consolidated financial statements.
2. Revenue Recognition
Contract Balances
The following table provides information about contract liabilities from contracts with customers:

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Contract Liabilities	$827	$77	$184	$300
Contract liabilities primarily relate to advance consideration received from customers in advance of the Company satisfying performance obligations under contractual arrangements. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
Contract liabilities increased $750 during the three months ended March 31, 2021 and decreased by $116 during the three months ended March 31, 2020, respectively. The Company recognized $— of revenue during the three months ended March 31, 2021 and March 31, 2020 that was included in the contract liability balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
Contract liabilities of $827 as of March 31, 2021 are expected to be recognized within the next twelve months.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
3. Inventory
As of March 31, 2021 and December 31, 2020, we had inventories of $92 and $214, respectively.

4. Property and Equipment, net
As of March 31, 2021 and December 31, 2020, property and equipment, net consisted of the following:

	2021	2020	Useful lives
Equipment	$8,293	$7,055	5	—	10 years
Capital Lease	201	201	5 years
Furniture	276	211	5	—	10 years
Leasehold Improvements	2,732	2,732	Lesser of useful life/remaining lease
Tooling	2,033	523	2	—	3 years
Total	13,535	10,722
Less: Accumulated Depreciation and Amortization	(5,540)	(5,069)
	$7,995	$5,653
Depreciation and amortization expense related to property and equipment was $475 and $355 during the three months ended March 31, 2021 and 2020, respectively. Depreciation and amortization expenses recorded in cost of sales, research and development and general and administrative expenses were $111, $220, $144 for the three months ended March 31, 2021 and —, $270, $81 for the three months ended March 31, 2020, respectively.
5. Intangible Assets
Intangible assets consist of various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. During the three months ended March 31, 2021 and 2020, the Company recorded amortization expenses of $10 for each period related to patents.
Estimated future amortization expense of intangible assets as of March 31, 2021 are as follows:

Remainder of 2021	$30
2022	40
2023	40
2024	40
2025	40
Thereafter	120
Total	$310
6. Investment in unconsolidated joint venture
In August 2019, the Company entered into an agreement with Holtec Power, Inc. (“Holtec”) to form the unconsolidated joint venture HI-POWER LLC (“Hi-Power” or “JV”). The JV was formed in order to manufacture the products for all of the Company’s projects in North America. Accordingly, the Company has purchased battery storage systems and spare parts from the JV. The facility is located in Turtle Creek, Pennsylvania. The Company’s financial commitment to the JV upon inception was $4,100 in the form of a combination of cash and special purpose manufacturing equipment. The Company’s ownership interest as of March 31, 2021 is 49%.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
6. Investment in unconsolidated joint venture (cont.)
The joint venture commenced manufacturing activities in the fourth quarter of 2020. For the three months ended March 31, 2021 and 2020, contributions made to the JV were $4,000 and $221, respectively. The investment income (loss) recognized from the unconsolidated joint venture under the equity method of accounting was $440 and $(31) for the three months ended March 31, 2021 and 2020, respectively. Our investment in the unconsolidated joint venture as of March 31, 2021 and December 31, 2020 was $8,176 and $3,736, respectively.
On April 8, 2021, the Company entered into a unit purchase agreement (the “Purchase Agreement”) with Holtec. In accordance with the terms and conditions of the Purchase Agreement, on the closing date of April 9, 2021, the Company acquired from Holtec the entire 51% interest in Hi-Power that was not already owned by the Company. Following the consummation of the transactions set forth in the Purchase Agreement (the “Transactions”), Hi-Power became a wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated. The Purchase Agreement provided that the Company will pay an aggregate purchase price of $25 million dollars for the 51% interest in Hi-Power, with $5 million being paid on May 31, 2021, and the following four anniversaries thereof (subject to earlier required payment of the first installment in certain circumstances). In lieu of a cash payment at the closing of the Transactions, such purchase price obligations are evidenced by a secured promissory note with first priority position, issued by the Company to Holtec, and secured by the assets of the Company. The Purchase Agreement also requires that the Company pay to Holtec, on the closing of the Transactions, an amount in cash equal to approximately $10.2 million, which constitutes the return by the Company of certain contributions made by Holtec to Hi-Power.
7. Notes receivable and Variable interest entities (“VIEs”) consideration
Notes receivable consist primarily of amounts due to us related to the financing we offered to customers. We report notes receivable at the principal balance outstanding less an allowance for losses. We monitor the financial condition of the notes receivable and record provisions for estimated losses when we believe it is probable that the holders of the notes receivable will be unable to make their required payments. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. The Company had notes receivable of $2,941 and $100 outstanding as of March 31, 2021 and December 31, 2020, respectively, with no loss reserved for the uncollectible balances.
The customers to whom we offer financing through notes receivables are VIEs. However, the Company is not a primary beneficiary, because we do not have power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. The VIEs are not consolidated into the Company’s financial statements but rather disclosed in the notes to our financial statements under ASC 810-10-50-4. The maximum loss exposure is limited to the carrying value of notes receivable as of the balances sheet dates.
At March 31, 2021, we had agreements to provide loan commitments to our customers for $11,348. $2,970 was drawn on that commitment as of March 31, 2021. The funding under certain loan agreements is contingent on reaching certain milestones defined by the agreements.
8. Commitments and Contingencies
Lease Commitments
On June 24, 2016, Eos entered into a long-term non-cancelable, operating lease for 45,000 sq. ft. of space for our current headquarters facility in Edison, New Jersey. On April 26, 2017, Eos entered into a lease for an additional 18,000 sq. ft. of adjoining space. These leases expire in September 2026 with renewal options up to 2036. Further, these leases require monthly rent payments along with executory costs, which include real estate taxes, repairs, maintenance, and insurance. In addition, the terms of the leases contain cost escalations of approximately 10% annually. The Company also has certain non-cancelable capital lease agreements for office equipment.
Total rent expense was $228 for the three months ended March 31, 2021 and 2020, respectively, of which, $184 and $135 were recorded as Research and development expenses; and $44 and $93 as General and administrative expenses in the Statement of Operations, respectively.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
8. Commitments and Contingencies (cont.)
Future minimum lease commitments as of March 31, 2021 are as follows:

	Operating	Capital
Remainder of 2021	$518	$11
2022	755	1
2023	825	—
2024	895	—
2025	966	—
Later years	679	—
Total minimum lease payments	$4,638	$12
Less amounts representing interest		—
Present value of minimum lease payments		$12
Firm Purchase Commitments — Related Party
In July 2020, the Company entered into an $8,000 non-cancellable purchase contract with our unconsolidated joint venture partner, Hi-Power LLC, to supply batteries for existing and future sales orders. As of March 31, 2021, the Company has made purchases totaling $7,705, resulting in a remaining purchase commitment of $295 as of March 31, 2021 under this contract.
At the end of each reporting period, the Company evaluates its non-cancellable firm purchase commitments and records a loss, if any, using the same lower of cost or market approach. In assessing the potential loss provision, we use the stated contract price and expected production volume under the relevant sales contract. The Company records a purchase commitment loss if the market selling price of Gen 2.3 Battery Systems sold to customers is less than the cost to manufacture the product.
During the three months ended March 31, 2021 and 2020, the Company recorded no loss on firm purchase commitments and as of March 31, 2021 the remaining reserve is nil.
9. Grant Expense, Net
Eos was approved for two grants by the California Energy Commission (CEC) totaling approximately $7,000. In accordance with the grant agreements, Eos is responsible for conducting studies to demonstrate the benefits of certain energy-saving technologies to utility companies and consumers in the State of California, and is entitled to receive portions of the grants based upon expenses incurred. During the three months ended March 31, 2021 and 2020, Eos recorded grant expense, net of $8 and $346, respectively, which comprised of grant income of $329 and $— and grant costs of $337 and $345. For the three months ended of March 31, 2021 and 2020, Eos has received no payments from the CEC. As of March 31, 2021 and December 31, 2020, the Company had $808 and $1,136 of deferred grant income, which were recorded in accounts payable and accrued expense on the Balance Sheets, as well as a receivable in the amount of $131. The expenses incurred by Eos relate to the performance of studies in accordance with the respective grant agreements, and the grants received or receivable from the CEC are recorded as an offset to the related expenses for which the grant is intended to compensate the Company.
10. Income Taxes
For the three months ended March 31, 2021 , the reported income tax provision was nil and differs from the amount computed by applying the statutory US federal income tax rates of 21% to the income before income taxes due to pretax losses for which no tax benefit can be recognized, state and local taxes, and nondeductible expense for US income tax purposes.
For the three months ended March 31, 2020, the reported income tax provision was nil and differs from the amount computed by applying the statutory US federal income tax rates of 21% to the income before income taxes due to pretax losses for which no tax benefit can be recognized, state and local taxes, and nondeductible expenses for US income tax purposes.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
10. Income Taxes (cont.)
The Company estimates and applies the annual effective tax rate to its ordinary earnings each interim period. Any significant unusual or infrequent items, if any, are not included in the estimation of the annual effective tax rate. Rather, these items and their related income tax expense (benefit) are separately stated in the interim period in which they occur. The quarterly estimate of the annual effective tax rate and related tax expense is subject to variation due to a multitude of factors. Factors may include but are not limited to the inability to accurately predict the Company’s pre-tax and taxable income and loss.
At each balance sheet date, management assesses the likelihood that Eos will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that Eos will be able to utilize its deferred tax assets at March 31, 2021 and March 31, 2020 due to cumulative losses. Therefore, Eos has a valuation allowance against its net deferred tax assets.
At March 31, 2021, Eos has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. Eos is not currently under examination by any taxing jurisdiction, and none of the uncertain tax positions is expected to reverse within the next 12 months.
At March 31, 2020 Eos has not recorded any unrecognized tax benefits associated with uncertain tax positions.
Eos files income tax returns in federal and various state jurisdictions. The open tax years for federal and state returns is generally 2016 and forward. In addition, net operating losses generated in closed years and utilized in open years are subject to adjustment by the tax authorities. Eos is not currently under examination by any taxing jurisdiction.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act provided several forms of tax law changes, though Eos does not expect that any will have a material impact on the tax provision.
11. Related Party Transactions
Convertible Notes Payable
During the three months ended March 31, 2020, Eos issued convertible notes payable to certain members. Refer to Note 12 for further discussion.
Management fee arrangement
During the three months ended March 31, 2020, Eos incurred monthly management fees to an entity owned by a board member in relation to the use of a New York City office. Total costs incurred during the three months ended March 31, 2020 were $19, which are included in General and administrative expense in the Statements of Operations.
Accounts Payable and Accrued Expenses
As of December 31, 2020, accounts payable and accrued expense-related parties contained $138 consultant fee payable to an affiliate. Additionally, payments accrued to Holtec under the Joint Venture agreement were $10,234 and $2,382 as of March 31, 2021 and December 31, 2020, respectively. $7,852 and $778 were charged to general and administrative expense for the three months ended March 31, 2021 and March 31, 2020 for payments to Holtec, respectively. This position also includes a $1,002 payable balance to Hi-Power as of March 31, 2021.
Vendor deposits
As of March 31, 2021 and December 31, 2020, vendor deposits included a balance of $— and $278 for deposits made to Hi-Power, respectively.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
12. Convertible Notes Payable
During the three months ended March 31, 2020, the Company had Convertible notes payable — related party (the “Convertible Notes”) outstanding which includes Convertible Notes issued from February 2019 to May 2019 (“Phase I Note”), 2019 Phase II notes Convertible Notes issued from June 2019 to December 31, 2019 (“2019 Phase II Notes”), and Convertible Notes issued in 2020 (“2020 Phase II Notes”). The 2020 Phase II notes with aggregate principal of $833 (the “Convertible Notes”) were issued during the three months ended March 31, 2020. The Convertible Notes are secured by all assets and intellectual property of the Company. AltEnergy Storage Bridge, LLC (“AltEnergy”) and its affiliates have combined beneficial ownership in the Company exceeding 10% and therefore constitute a related party of the Company, pursuant to ASC 850, Related Parties. As of March 31, 2020 , AltEnergy owned approximately 20% of the Company’s Common and Preferred Units.
The remaining note holders do not meet the definition of a related party under ASC 850. However, the Convertible Notes were issued to each of the note holders under identical terms, and AltEnergy serves as the administrative agent of all note holders under the Convertible Note agreements. Therefore, the disclosures within Note 12 encompass all of the Convertible Notes.
Concurrent to issuance of the 2019 and 2020 Phase II Notes, the Company entered into subscription agreements to sell Preferred Units to the Holders equal to the principal balance of the 2019 and 2020 Phase II Notes at a price of $0.50 per unit. The proceeds were allocated to the 2019 and 2020 Phase II Notes and Preferred Units based on their relative fair values at the date of issuance.
During the three months ended March 31, 2020, the Company issued 2020 Phase II Notes, concurrently with Preferred Units to certain investors for aggregate cash proceeds of $1,666.
The proceeds were allocated to the 2020 Phase II Notes and Preferred Units based on their relative fair values at the date of issuance. During the three months ended March 31, 2020, the Company recognized $259 attributable to the 2020 Phase II Preferred Units, which was recorded as a discount against the 2020 Phase II Notes. $475 of the of the 2020 Phase II Notes were issued to AltEnergy.
Beneficial Conversion Features
The conversion option on the Phase I Notes generated a beneficial conversion feature (BCF). A BCF arises when a debt or equity security is issued with an embedded conversion option that is in the money at inception because the conversion option has an effective strike price that is less than the fair value of the underlying equity security at the commitment date. The Company recognized this BCF by allocating the intrinsic value of the conversion option to additional paid-in capital, which resulted in a discount on the Phase I Notes. The Company amortized the discount into interest expense on the commitment date, as the conversion option is immediately exercisable.
Embedded Derivatives
Both the occurrence of a Qualified Financing and the exercise of the holders’ put options represent contingent events outside the Company’s control that can accelerate repayment of the Convertible Notes. Therefore, these features constitute embedded derivatives that require bifurcation pursuant to ASC 815-15, Embedded Derivatives.
During the three months ended March 31, 2020, embedded derivative liabilities with initial fair value of $126 was recognized. These amounts were recorded as discounts on the Convertible Notes. During the three months ended March 31, 2020, a change in fair value of embedded derivative loss of $515 has been recognized.
The Company accounted for the Convertible Notes as deeply discounted zero coupon debt instruments. The balances payable at maturity reflect liquidation multiples of 3.0, 6.0, and 6.0 times the stated face value of the Phase I Note and Phase II Notes, respectively. The following balances were recognized upon issuance of the Convertible Notes during the three months ended March 31, 2020:

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
12. Convertible Notes Payable (cont.)

	March 31, 2020
	Phase I	Phase II	Total
Convertible notes payable	$40,587	$40,970	$81,557
Discount, original issuance	(20,946)	(27,313)	(48,259)
Premium (discount), embedded derivative	181	(1,271)	(1,090)
Discount, fair value of preferred units	—	(2,290)	(2,290)
Discount, beneficial conversion features	(1,799)	—	(1,799)
Convertible notes payable, net	$18,023	$10,096	$28,119
During the three months ended March 31, 2020, the Company recognized aggregate interest expense of $3,715 related to the Convertible Notes.
In connection with the business combination on November 16, 2020, the convertible notes were then exchanged for the common stock of the Company per the “Conversion upon Qualified Financing” term in the convertible note agreement. 10,886,300 shares of common stock were issued to the notes holders based on the liquidation amount of $108.9 million as of the Merger date and purchase price of $10 per shares agreed upon in the Merger agreement.
13. Long-term Debt
The following is a summary of the Company’s long-term indebtedness:

	March 31, 2021	December 31, 2020
Paycheck Protection Program loan payable	$1,257	$1,257
Other	24	94
Total	1,281	1,351
Less: Long-term debt, current portion	(1,176)	(924)
Long-term debt	$105	$427
Paycheck Protection Program
On April 7, 2020, the Company received $1,257 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The payment terms of the note are as follows:
•No payments during the deferral period, which is defined as the ten-month period beginning eight weeks after the cash from the loan was received.
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

EOS ENERGY ENTERPRISES, INC UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
13. Long-term Debt (cont.)
The Lender is participating in the Paycheck Protection Program to help businesses impacted by the economic impact from COVID-19. Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness under the Small Business Administration’s (the “SBA”) requirements. To obtain forgiveness, the Company must request it and must provide documentation in accordance with the Small Business Administration (the “SBA”) requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. As of the date of this report, the Company has applied for forgiveness of the loan which is dependent upon approval of the SBA.
14. Contingently Redeemable Preferred Units
During the three months ended March 31, 2020, the Company had outstanding Series C, Series D, and 2019-2020 Bridge Preferred Units, which were issued at $1.10, $1.75, and $0.50 per unit, respectively. The activity attributable to the Preferred Units was as follows:

	Preferred Units
	Units	Amount
Balance, December 31, 2019	80,707	$109,365
Contributions allocated to preferred units	1,666	259
Balance, March 31, 2020	82,373	$109,624

In connection with the Merger on November 16, 2020, the Preferred Units were converted to 255,523,120 EES common units. 14,727,844 shares of the Company's common stock were issued to the EES Preferred Units holders.
15. Warrants liability
The Company’s outstanding warrants (the "Warrants") were issued by BMRG in connection with its initial public offering on May 22, 2020. Upon consummation of the Merger on November 16, 2020, the Public Warrants and Private Placement Warrants will become exercisable on May 22, 2021 for shares of the Company’s common stock with the same terms and exercise provisions prior to the Merger. The Private Placement Warrants meet the definition of a derivative. On the basis of the SEC Division of Corporation Finance’s April 12, 2021 Public Statement-Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACS”), the Private Placement Warrants do not meet the scope exception as prescribed by ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Accordingly, the Company recognized the Private Placement Warrants as of the Merger Date on November 16, 2020 at fair value and classified them as a liability in the Company’s consolidated balance sheet. Thereafter, changes in fair value are recognized in earnings as a derivative gain (loss) in the Company’s consolidated Statement of Operations.
The Private Placement Warrants are classified as Level 2 financial instruments in the fair value hierarchy. They are valued on the basis of the quoted price of the Public Warrants, adjusted for insignificant difference between the Public Warrants and Private Placement Warrants. 325,000 Private Placement Warrants were outstanding with a fair value of $2,925 and $2,701 as of March 31, 2021 and December 31, 2020, respectively. The change in fair value for the three months ended March 31, 2021 amounted to $224 and has been recognized as a derivative loss in the Company’s consolidated Statement of Operations for the three months ended March 31, 2021.

16. Stock-Based Compensation
Since 2012, Eos has issued stock options to employees and certain service providers under the 2012 Eos Equity Incentive Plan (“2012 Plan”). In addition to stock options, the 2012 Plan provides for the issuance of other forms of stock-based compensation, including profit interests, unit appreciation rights and restricted units. Subsequent to the closing of the Merger, the Company approved the 2020 Equity Incentive Plan (the “2020 Incentive Plan”) and reserved 6,000,000 shares of common stock for issuance thereunder. In 2021, the Company reserved additional 498,021 shares for the 2020 Incentive Plan. The 2020 Incentive Plan became effective immediately upon the Closing of the Merger and all equity granted under the 2012 Plan were converted into equivalent equity under the 2020 Incentive Plan. As of March 31, 2021 and December 31, 2020, the Company has stock options and restricted units issued under the 2020 Incentive Plan.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
16. Stock-Based Compensation (cont.)
The following table summarizes stock option activity during the three months ended March 31, 2021:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2020	2,143,636	$9.19	9.5
Granted	44,798	$17.46
Cancelled/Forfeited	(5,713)	$11.46
Options Outstanding at March 31, 2021	2,182,721	$9.35	9.3
Options Exercisable at March 31, 2021	719,773	$9.08	9.3
A summary of Restricted Units (RU) activity during the three months ended March 31, 2021 under our 2020 Incentive Plan is as follows:

	Units	Weighted-Average Grant-Data Fair Value
RU Outstanding at January 1, 2021	42,318	$13.46
Granted	1,111,500	$20.02
RU Outstanding at March 31, 2021	1,153,818	$19.78
As of March 31, 2021 and December 31, 2020, 3,442,206 and 4,094,770 shares remain for future issuance, respectively. Options vest generally over three to five years and have a term of five to ten years. During the three months ended March 31, 2021 and 2020, the Company granted stock options with both service and performance conditions. Stock compensation is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For awards with performance conditions, compensation expense is recognized using an accelerated attribution method over the vesting period. The performance conditions primarily relate to the completion of project milestones, achievement of operational certifications, and the Company’s closing of financing rounds.
The Company recorded stock compensation expense of $2,478 for the three months ended March 31, 2021 which includes $954 from RUs and $1,524 from stock options, respectively. $19 of stock compensation was recorded for stock option for the three months ended March 31, 2020. The stock compensation has been recorded in cost of sales, research & development expense and general and administrative expenses in the Statements of Operations. Unrecognized stock compensation expenses amount to $28,049 and include $21,774 attributable to RUs and $6,275 attributable to stock option. The weighted average vesting period for the stock options and RUs was 2.4 years and 2.7 years as of March 31, 2021, respectively.
The weighted average assumptions used to determine the fair value of options granted in the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020
Volatility	57.43%	50.00%
Risk free interest rate	1.11%	0.49%
Expected life (years)	6.25	6.25
Dividend yield	0%	0%
The weighted average grant date fair value of all options granted was $9.49 and $2.08 per option for the three months ended March 31, 2021 and 2020.
17. Shareholders’ Equity
Preferred Shares

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
17. Shareholders’ Equity (cont.)
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 200,000,000 shares of common stock with $0.0001 par value. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 51,801,267 and 48,943,082 common stocks issued and outstanding.

Contingently Issuable Common Stock
Following the closing of the Merger, and as additional consideration for the transaction, the Company was obligated to issue within five years from the closing date to each unitholder of EES its pro-rata proportion of a one-time issuance of an aggregate of 2,000,000 Shares (the “Earnout Shares” or "Contingently Issuable Common Stock"), within 5 business days after (i) the closing share price of the Company's shares traded equaling or exceeding $16.00 per share for any 20 trading days within any consecutive 30-trading day period during the Earnout Period or (ii) a Change of Control (or a definitive agreement providing for a Change of Control having been entered into) during the Earnout Period (each of clauses (i) and (ii), a “Triggering Event”).
On January 22, 2021, the Triggering Event for the issuance of the Earnout Shares occurred as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period during the Earnout Period. Accordingly, 1,999,185 Shares were issued to the unitholders of EES.
Sponsor Earnout shares
Pursuant to the Sponsor Earnout letter signed in connection with the Merger, 1,718,000 shares of common stock issued and outstanding held by BMRG ("Sponsor Earnout Shares") were subject to certain transfer and other restrictions, under which (a) 859,000 Sponsor Earnout Shares ("Block A Sponsor Earnout Shares") are restricted from being transferred unless and until either, for a period of five years after the Closing, (i) the share price of our common stock equals or exceeds $12.00 per share for any 20 trading days within any consecutive 30-trading day period or (ii) a change of control occurs for a share price equaling or exceeding $12.00 per share, and (b) the remaining 859,000 Sponsor Earnout Shares ("Block B Sponsor Earnout Shares") are subject to similar restrictions except that the threshold is increased from $12.00 to $16.00. If after the five year period, there are no triggering events, the Sponsor Earnout Shares will be forfeited and canceled for no consideration. If after the five year period, only the triggering event described in clause (a) above has occurred, the remaining 859,000 Sponsor Earnout Shares described in clause (b) will be forfeited and canceled for no consideration.
On January 22, 2021, as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period, Block B Sponsor Earnout Shares was released from restriction.
Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company's common stock in the public offering and the private placement on May 22, 2020. One warrant entitles the holder to purchase one whole share of common stock at a price of $11.50 per share. At March 31, 2021 and December 31, 2020, there were 8,750,000 Public Warrants outstanding recorded as equity, which will become exercisable on May 22, 2021.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)

18. Revision of Previously Reported Consolidated Financial Statements as of and for the year ended December 31, 2020

On April 12, 2021, the SEC Division of Corporation of Finance released Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). Upon review and analysis of the Statement, management determined that the Company’s Private Placement Warrants issued in connection with BMRG's IPO on May 22, 2020 (see Notes 1 and Note 15) do not meet the scope exception from derivative accounting prescribed by ASC 815-40. Accordingly, the Private Placement Warrants should have been recognized by the Company at fair value as of the November 16, 2020 Merger Date and classified as a liability, rather than equity in the Company’s previously reported consolidated balance sheet as of December 31, 2020. Thereafter, the change in fair value of the outstanding Warrants should have been recognized as a derivative gain (loss) each reporting period in the Company’s consolidated Statement of Operations. The fair value of the Private Placement Warrants as of the Merger Date on November 16, 2020 and December 31, 2020 amounted to $559 and $2,701, respectively.

The change in fair value from the Merger Date on November 16, 2020 through December 31, 2020 amounted to $2,142 and has been recognized as a derivative loss in the Company’s consolidated Statement of Operations for the year ended December 31, 2020. Management concluded the effect of this error is not quantitatively or qualitatively material on the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2020. However, the Company has elected to correct the impact of this immaterial error in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 and Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2021 by increasing previously reported Accumulated Deficit and decreasing Additional Paid-In Capital by $2,142 and $559, respectively and increasing Warrants liability by $2,701 as of December 31, 2020.
In addition to the correction noted above, the Company identified and has elected to correct certain other errors that originated in 2020 which management has concluded are not quantitatively or qualitatively material to the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2020. The nature of these other errors pertains to immaterial reconciling adjustments in certain of the Company’s accounts payable and financing account balances as of December 31, 2020. Accordingly, the accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 and Condensed Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2021 have been revised to give effect to the correction of these other errors by decreasing previously reported Accounts payable and accrued expenses by $390, reclassifying $147 from Long Term Debt, Current Portion, to Long Term Debt, decreasing Contingently Issuable Common Stock by $344, increasing Additional Paid-In Capital by $137, and decreasing Accumulated Deficit by $597 as of December 31, 2020.

The following tables reflect the impact of the correction of all of the above errors on the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2020 (in thousands, except per share amounts):

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
18. Revision of Previously Reported Consolidated Financial Statements as of and for the year ended December 31, 2020 (cont.)

	As of December 31, 2020
	As Originally Reported	Warrants adjustments	Other Immaterial adjustments	As Revised
Consolidated Balance Sheet
Current liabilities
Accounts payable and accrued expenses	8,861	—	(390)	8,471
Long term debt, current portion	1,071	—	(147)	924
Total current liabilities	14,122	—	(537)	13,585
Long term liabilities
Long term debt	280	—	147	427
Warrants liability	—	2,701	—	2,701
Total long term liabilities	1,046	2,701	147	3,894
Total liabilities	15,168	2,701	(390)	17,479

Shareholders' equity
Contingently Issuable Common Stock	17,944	—	(344)	17,600
Additional paid in capital	395,913	(559)	137	395,491
Accumulated deficit	(290,766)	(2,142)	597	(292,311)
Total shareholders' equity	123,096	(2,701)	390	120,785
Total liabilities, contingently redeemable preferred units, and shareholders’ equity	138,264	—	—	138,264

	For the three months ended March 31, 2021
	As Originally Reported	Warrants adjustments	Other Immaterial adjustments	As Revised
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
Balance, December 31, 2020
Additional Paid in Capital	395,913	(559)	137	395,491
Contingently Issuable Common Stock	17,944	—	(344)	17,600
Accumulated Deficit	(290,766)	(2,142)	597	(292,311)
Total	123,096	(2,701)	390	120,785

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
18. Revision of Previously Reported Consolidated Financial Statements as of and for the year ended December 31, 2020 (cont.)

	For the year ended December 31, 2020
	As Originally Reported	Warrants adjustments	Other Immaterial adjustments	As Revised
Consolidated Statement of Operations
Costs and expenses
Research and development expenses	13,983	—	(390)	$13,593
Total costs and expenses	39,288	—	(390)	$38,898
Operating loss	(39,069)	—	390	$(38,679)
Other income (expense)
Change in fair value, Sponsor Earnout Shares	(8,083)	—	(137)	$(8,220)
Change in fair value, warrants liability	—	(2,142)	—	$(2,142)
Net loss	(68,754)	(2,142)	253	$(70,643)
Basic and diluted loss per share attributable to common shareholders
Basic	$(7.31)	$(0.23)	$0.03	$(7.51)
Diluted	$(7.31)	$(0.23)	$0.03	$(7.51)

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
18. Revision of Previously Reported Consolidated Financial Statements as of and for the year ended December 31, 2020 (cont.)

	For the year ended December 31, 2020
	As Originally Reported	Warrants adjustments	Other Immaterial adjustments	As Revised
Consolidated Statements of Shareholders' Equity (Deficit)
Additional Paid in Capital
Net equity infusion from the Merger	126,024	(559)	215	125,680
Reclassification of Block B Sponsor earnout shares	11,760	—	(78)	11,682
Balance, December 31, 2020	395,913	(559)	137	395,491

Contingently Issuable Common Stock
Contingently Issuable Common Stock	17,944	—	(344)	17,600
Balance, December 31, 2020	17,944	—	(344)	17,600

Accumulated Deficit
Contingently Issuable Common Stock	(17,944)	—	344	(17,600)
Net loss	(68,754)	(2,142)	253	(70,643)
Balance, December 31, 2020	(290,766)	(2,142)	597	(292,311)

Total Shareholders' Equity (Deficit)
Net equity infusion from the Merger	126,026	(559)	215	125,682
Reclassification of Block B Sponsor earnout shares	11,760	—	(78)	11,682
Net loss	(68,754)	(2,142)	253	(70,643)
Balance, December 31, 2020	123,096	(2,701)	390	120,785

	For the year ended December 31, 2020
	As Originally Reported	Warrants adjustments	Other Immaterial adjustments	As Revised
Consolidated Statements of Cash Flows
Cash flows from operating activities
Net loss	(68,754)	(2,142)	253	(70,643)
Adjustment to reconcile net loss to net cash used in operating activities
Change in fair value, Sponsor Earnout Shares	8,083	—	137	8,220
Change in fair value, warrants liability	—	2,142	—	2,142
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,709	—	(390)	1,319
Net cash used in operating activities	(26,559)	—	—	(26,559)

EOS ENERGY ENTERPRISES, INC UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)

19. Subsequent Events
On April 8, 2021, EES entered into a unit purchase agreement to acquire 51% interest in Hi-Power from Holtec. The transaction was closed on April 9, 2021. Refer to Note 6 for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three months ended March 31, 2021 and 2020 and our annual report on Form 10-K for the year ended December 31, 2020, including the financial statements and notes thereto.
Forward-Looking Information May Prove Inaccurate

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.

Readers of this report are cautioned that any forward-looking statements, including those regarding our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. See also the “Risk Factors” disclosures contained in our annual report on Form 10-K for the year ended December 31, 2020 for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report. We are not obligated to update such forward-looking statements to reflect subsequent events or circumstances.
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

Recent Developments
On April 8, 2021, the Company entered into a unit purchase agreement (the “Purchase Agreement”) with Holtec. In accordance with the terms and conditions of the Purchase Agreement, on April 9, 2021, the closing date of the Transactions (as defined below), the Company acquired from Holtec the entire 51% percent interest in Hi-Power that was not already owned by the Company. Following the consummation of the transactions set forth in the Purchase Agreement (the “Transactions”), Hi-Power became a 100% indirect, wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated, other than certain obligations that by their terms survive termination. The Purchase Agreement provided that the Company will pay an aggregate purchase price of $25 million dollars for the 51% interest in Hi-Power, with $5 million on May 31, 2021, and the following four anniversaries thereof (subject to earlier required payment of the first installment in certain circumstances). In lieu of a cash payment at the closing of the Transactions, such purchase price obligations are evidenced by a secured promissory note with first priority position, issued by the Company to Holtec, secured by the assets of the Company and guaranteed by the Company. The Purchase Agreement also requires that the Company pay to Holtec, on the closing of the Transactions, an amount in cash equal to approximately $10.2 million, which constitutes the return by the Company of certain contributions made by Holtec to Hi-Power. Additionally, upon closing of the Transactions, we entered into a transition services agreement and a sublease with Holtec.
Key Factors Affecting Operating Results
Commercialization
We continue to ramp up to full commercial production of our Eos Gen 2.3 125|500 DC Battery System. Our testing of Gen 2.3 batteries produced in limited quantities during 2020 has indicated performance at expected levels pending movement into commercial production and delivery. While we expect the performance to be the same as we further scale commercial production, the manufacturing line for this battery system continues to be tested. If performance of the battery system does not meet our specifications, we may need to reduce the speed of production to ensure we have quality batteries that meet our performance specifications. Any delay in production could affect the delivery of batteries to our customers.
We are also in the process of getting a third-party product safety certification from Underwriter Laboratories (UL) for the Eos Gen 2.3 125|500 DC Battery System. While we anticipate receiving the UL Certification, the certification is expected in the second quarter of 2021.
Our growth strategy contemplates increasing sales of a commercial battery system through our direct sales team and sales channel partners. We anticipate our customers to include utilities, project developers, independent power producers and commercial and industrial companies. As we intend to expand our sales both in volume and geography, we have started discussions with several companies in North America, Europe, the Middle East, Australia, and Asia about partnering on selling our product in these regions. For some of these potential partners, we have begun discussions ranging from being a reseller of our product to being a joint venture partner in the manufacturing of our battery systems. We expect to continue expanding the direct sales force in North America, adding direct sales people outside North America, and entering into strategic alliances to advance our sales growth globally.
Integration of Alliance Partners
We may in the future seek to construct one or more manufacturing facilities, thereby expanding our manufacturing footprint to meet customer demand.
For sales outside of North America, we may partner with other companies to manufacture our products. The construction of any such facility would require significant capital expenditures and result in significantly increased fixed costs.
We commission and provide services for the operation and maintenance of our battery storage systems deployed to date, and for those battery storage systems sold throughout the life of their operations. In addition, we also offer extended product warranties to supplement the life of these assets. As our sales expand in volume and geography, we have engaged third parties to perform this function on our behalf.
Market Trends and Competition
According to Bloomberg New Energy Finance (“BNEF”) the global energy storage market is expected to grow to a cumulative 1,095 gigawatts (“GW”), attracting an estimated $660 billion in future investment by 2040. With approximately 3.3 GW of energy storage commissioned globally in 2019, it is expected to increase to 4.7 GW in 2020. It is expected that the global energy storage market will grow at a 53% compound annual growth rate from 6,480 megawatt hours (“MWh”) in 2019 to approximately 83,000 MWh by 2025.

Based on BNEF, the United States would represent over 15% of this global market. The percentage of renewable energy in total electricity generation in the United States will change from 18% in 2019 to 36% by 2030 and solar energy is estimated to contribute 20% to the total electricity supply. Favorable regulatory conditions such as the ongoing implementation of FERC Order 841, along with state sponsored incentives in New York, California, Massachusetts and other states coupled with the rapid growth of solar PV plus storage applications throughout the United States are expected to grow the utility-scale energy storage market from 172 megawatts (“MW”) / 345 MWh in 2019 to 6,631 MW / 17,563 MWh by 2025. It is estimated that 1,250 GW of additional capacity from renewables will be delivered to the grid by 2024, leading to an increased demand for energy storage.
Factors affecting customers to make decision when choosing from different battery storage systems in the market include:
•product performance and features;
•safety and sustainability;
•total lifetime cost of ownership;
•total product lifespan;
•system energy efficiency;
•discharge duration of the storage system;
•customer service and support; and
•U.S. based manufacturing and sourced materials.
We believe lithium-ion currently has a majority of the market share for the stationary battery industry in the United States. We believe we are the first commercially available battery system that does not have a lithium-ion chemistry. We anticipate our battery system using Znyth® technology will gradually take over market share within the battery industry. Our system’s unique characteristics position us for success in the market, including 100% depth of discharge, low degradation rate, 3-12 hour discharge duration capability, inherent system safety and low O&M costs. Our ability to successfully deploy our battery system technology and gain market share in the energy storage market will be important to the growth of our business.
Regulatory Landscape
In North America, geographic distribution of energy storage deployment has been driven by regulatory policy with both federal and state level programs contributing to stable revenue streams for energy storage.
Covid-19
We have implemented operational and protective measures to ensure the safety, health and welfare of our employees and stakeholders. This includes implementing work from home policies for non-essential employees, which constitutes 78% of our workforce. We have also ensured that all employees and visitors that visit our office have access to personal protective equipment and we strictly enforce social distancing. We will maintain these precautions and procedures until we believe Covid-19 is under adequate control. To-date, Covid-19 caused a delay of several weeks in completing the UL certification of the Gen 2.3 product due to the certification company being delayed in completing the in-person witness tests. In addition, it caused the delay for us to deliver products to one of our customers. Other than these delays, Covid-19 did not have a material impact on our operations or financial condition.
The full impact of the Covid-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2020. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business from any economic recession or depression that may occur as a result of the pandemic. Therefore, we cannot reasonably estimate the impact at this time. We continue to actively monitor the pandemic and may determine to take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine to be in the best interests of our employees, customers, vendors, and shareholders.
Components of Results of Operations
As the Merger is accounted for as reverse recapitalization, the operating results included in this discussion reflect the historical operating results of EES prior to the Merger and the combined results of Eos following the closing of the Merger. The assets and liabilities of the Company are stated at their historical cost.
Revenue

We have generated revenues from limited sales as we recently launched our next generation energy storage solution Gen 2.3 that is scalable and can be used for a variety of commercial use cases. We expect revenues to increase as we scale our production to meet demand for the next generation of our product.
Cost of goods sold
In August 2019, we established a joint venture, HI-POWER, that manufactures the Gen 2.3 battery system on our behalf. Our cost of sales for the Gen 2.3 battery system includes the purchase of the manufactured system from Hi-Power, the joint venture which produces the Gen 2.3 battery system. On April 8, 2021, EES LLC, our wholly-owned subsidiary entered into a Purchase Agreement to acquire Holtec’s 51% remaining ownership stake in HI-POWER, and HI-POWER became our wholly-owned subsidiary after closing of the Transactions. Cost of sales also includes the provision for excess, obsolete and slow-moving inventories, the reserve for losses on firm purchase commitments, cost of products sold directly by the Company to our customers, depreciation of manufacturing plant and equipment, warranty accruals, as well as shipping, logistics and facility related costs. We expect our cost of sales to exceed revenues in the near term as we continue to scale our business.
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
Research and development
Research and development expenses consist primarily of salaries and personnel-related costs as well as products, materials, third party services, and depreciation on equipment and facilities used in our research and development process. We expect our research and development costs to increase for the foreseeable future, as we continue to invest in research and development activities that are necessary to achieve our technology and product roadmap goals.
General and administrative expenses
General and administrative expenses consist mainly of personnel-related expenses including corporate, executive, finance, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, and marketing costs. We expect general, and administrative expenses to increase for the foreseeable future as we scale our headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Grant expense (income), net
Grant expense (income), net includes our expenses net of reimbursement related to grants provided by the California Energy Commission (“CEC”).
Income (loss) on equity in unconsolidated joint venture
The income (loss) on equity in unconsolidated joint venture represents our proportionate share of the income (loss) from our investment in HI-POWER LLC, a joint venture established with Holtec Power, Inc. We acquired Holtec’s 51% interest in Hi-Power in April 2021.
Interest expense
Interest expense consists primarily of interest incurred on our convertible notes before the Merger, including the accretion of interest on convertible notes that contained embedded features that permit holders to demand immediate repayment of principal and interest. All convertible notes were converted to common stock in connection with the Merger and no balance was outstanding as of March 31, 2021 and December 31, 2020.
Change in fair value, embedded derivative
The convertible notes issued during 2019 and 2020 contained an embedded derivative feature that could accelerate the repayment of the convertible notes upon a qualified financing event not within our control. This embedded derivative resulted in the recording of a premium or discount on convertible notes that were recognized in earnings upon their issuance. In connection with the Merger, all convertible notes were converted to common stock and the embedded derivative fair value was zero as of March 31, 2021 and December 31, 2020.

Change in fair value, warrants liability
The Private Placement Warrants were recognized by the Company as of the Merger Date at fair value of $559 and classified as a liability in the consolidated balance sheet. Thereafter, the change in fair value is recognized as a derivative gain (loss) each reporting period in the consolidated Statement of Operations. The Private Placement Warrants are classified as Level 2 financial instruments.
Results of Operations
Comparison three months ended March 31, 2021 and 2020
The following table sets forth our operating results for the periods indicated:

	Three Months Ended March 31		$	%
($ in thousands)	2021	2020	Change	Change
Revenue	$164	$—	$164	NM
Cost and expenses:
Cost of sales	100	57	43	75
Research and development	5,053	2,230	2,823	127
General and administrative expenses	16,654	2,359	14,295	606
Grant expense (income), net	8	346	(338)	(98)
Operating loss	(21,651)	(4,992)	(16,659)	334
Other income (expense)
Interest (expense) income, net	(21)	(95)	74	(78)
Interest expense related party	—	(3,715)	3,715	(100)
Change in fair value, embedded derivative	—	(515)	515	(100)
Change in fair value, warrant liability	(224)	—	(224)	NM
Income (loss) on equity in unconsolidated joint venture	440	(31)	471	(1,519)
Net loss	$(21,456)	$(9,348)	$(12,108)	130
Revenue
Revenue was $164 and nil for the three months ended March 31, 2021 and 2020, respectively, related to sales of our initial energy storage solution for specific customer application. In 2020, Eos transitioned our business to launch our next generation of energy storage solutions Gen 2.3 and no revenue was recognized during this period. We shipped our first customer order of Gen 2.3 in January 2021.
Cost of sales
Cost of sales increased by $43, or 75% with $0.1 million for the three months ended March 31, 2020 and $0.1 million for the three months ended March 31, 2021. The results include $0.7 million increase from payroll related costs, $0.6 million increase from overhead, facility cost and warranty expense and $0.3 million increase from inventory reserve. This was partially offset by the reversal of a provision for loss on firm purchase commitments for $1.6 million that the Company had recorded in 2020 and which was related to product intended to be purchased for commercial purposes. During the three months ended March 31, 2021, these products were received, and the Company used them for R&D purposes. The associated expense was therefore recorded within Research and Development.
Research and Development
Research and development costs increased by $2.8 million or 127% from $2.2 million for the three months ended March 31, 2020 to $5.1 million for the three months ended March 31, 2021. The primary driver for the increase was due to additional expenses related to materials and supplies. Specifically, battery testing expenses increased by $2.2 million, as we continued testing of our Gen 2.3 battery systems. We also increased our R&D headcount, which resulted in $0.5 million increase of payroll and personnel costs. These factors were partially offset by reduced expenditures for lease and insurance related costs.

General and Administrative Expenses
General and administrative expenses increased by $14.3 million or 606% from $2.4 million for the three months ended March 31, 2020 to $16.7 million for the three months ended March 31, 2021. Included in this is an increase in stock-based compensation for employees of $2.5 million. The increase of General and administrative expenses was further due to $1.0 million increase in payroll and personnel costs, as we continue to expand our workforce and hire new employees in various departments. The Company also incurred a $2.9 million increase in professional services, related to consulting, legal, audit, tax and insurance. As Eos focuses more on sales of the Gen 2.3 battery storage solution, these outside services are crucial to our professional growth and integrity. In addition, for the three months ended March 31, 2021, the Company incurred $7.8 million expense to accrue for payments required to be made to Holtec under the JV agreement.
Grant expense (income), net
Grant expense (income), net decreased by $0.3 million or 98% from $0.3 million for the three months ended March 31, 2020 to $8 for the three months ended March 31, 2021. The decrease results from higher grant income earned for three months ended March 31, 2021 and level of research and development activity related to our grants from the California Energy Commission.
Income (loss) on equity in unconsolidated joint venture
The income (loss) from equity in unconsolidated joint venture is attributable to the results of our joint venture Hi-Power. The joint venture commenced its principal operations related to the manufacture of the Gen 2.3 battery system in the fourth quarter of 2020, therefore the joint venture incurred losses in the first quarter of 2020 and turned a profit for the three months ended March 31, 2021.
Interest expense — related party
Interest expense-related party decreased by $3.7 million from $3.7 million for the three months ended March 31, 2020 to nil for the three months ended March 31, 2021. The interest expense related to the convertible notes the Company issued in 2019 and 2020, which were converted to common stock in connection with the Merger. No balance was outstanding during the three months ended March 31, 2021.
Change in fair value, embedded derivative
The change in fair value of $0.5 million reflects the change in fair value of the embedded derivative feature on our convertible notes that was recorded through earnings. The convertible notes were fully converted to common stock in connection with the Merger, thus there was no balance for the three months ended March 31, 2021.
Change in fair value, warrants liability
The $0.2 million increase of change in fair value, warrants liability from December 31, 2020 to March 31, 2021 reflects the change in fair value of the private warrants classified as liability during the three months ended March 31, 2021.
Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $100.7 million. Since our inception, we have financed our operations primarily through funding received from the private placement of convertible notes and the issuance of common and preferred units. In November 2020, we received $142.3 million in connection with the consummation of the Merger and the private placement upon the Closing.
We expect capital expenditures and working capital requirements to increase as we seek to execute on our growth strategy. We currently anticipate that total capital expenditures for fiscal 2021 will be approximately $35 to $40 million which will be used primarily for additional equipment, automation, and implementation to increase our capacity and efficiency to meet our customer’s needs. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of existing equipment, our sales pipeline, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the next twelve months.
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Three months ended March 31,
($ in thousands)	2021	2020
Net cash used in operating activities	$(9,703)	$(321)
Net cash used in investing activities	(11,360)	(1,579)
Net cash provided by (used in) financing activities	(73)	1,657
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
Net cash used in operating activities was $9.7 million for the three months ended March 31, 2021 which is comprised of our net loss of $21.5 million, adjusted for non-cash charges, including provision for firm purchase agreements of $1.6 million, stock-based compensation of $2.5 million, depreciation and amortization of $0.5 million, and change in fair value of warrants liability of $0.2 million. The net cash inflow from changes in operating assets and liabilities was $10.6 million, primarily driven by an increase in accounts payable and accrued expenses of $9.6 million and a decrease in prepaid and other assets of $0.7 million.
Net cash used in operating activities was $0.3 million for the three months ended March 31, 2020 which is comprised of our net loss of $9.3 million, adjusted for non-cash interest expense on our convertible debt of $3.7 million and other non-cash charges, including depreciation and amortization of $0.4 million and change in fair value of embedded derivative of $0.5 million. The net cash inflow from changes in operating assets and liabilities was $4.4 million, primarily driven by an increase in accounts payable and accrued expenses of $2.0 million and a $2.5 million decrease in receivable on sale of state tax attributes.
Cash flows from investing activities:
Our cash flows from investing activities for the three months ended March 31, 2021 have been comprised primarily of purchases of property and equipment of $4.5 million, $4.0 million investment in joint venture and $2.9 million notes receivable advanced to customers.
Net cash used in investing activities or the three months ended March 31, 2020 includes $1.4 million purchases of property and equipment and $0.2 investments in joint venture.
Cash flows from financing activities:
Net cash used in financing activities was $0.1 million for the three months ended March 31, 2021, primarily due to the repayment of vendor related financing of $0.1 million.
Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2020 and included proceeds from the issuance of convertible notes of $1.4 million and $0.3 million from the issuance of contingently redeemable preferred units.
We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments at March 31, 2021. See Note 8 — Commitment and contingencies and Note 13 — Long term debt for a further description of these obligations and commitments.

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Paycheck Protection Program Loan	$1,257	1,152	105	—	—
Operating and capital lease	$4,638	702	1,615	1,896	425
Firm purchase commitment	$295	295	—	—	—
Other loans	$24	24		—	—
Total	$6,214	2,173	1,720	1,896	425

At March 31, 2021, we had agreements to provide loan commitments to our customers for $11.3 million. $3.0 million were drawn on that commitment as of March 31, 2021. Additionally, the above does not reflect the obligation to pay the cash amount to Holtec described in “Recent Developments.”
To execute our business strategy, we intend to continue to make investments to support our business and will require additional funds. In particular, we will require additional funds to develop new products and enhance existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, products and other assets. Accordingly, we anticipate that equity or debt financings to secure additional funds will be necessary and we intend to pursue such financing to support our business strategy. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business strategy and to respond to business challenges could be significantly impaired.
Off-Balance Sheet Arrangements
On January 10, 2020, the Company entered into a one-year invoice securitization facility (the “LSQ Invoice Purchase Agreement Facility”) pursuant to (i) an Invoice Purchase Agreement (the “IPA”), as sellers, (the “Seller”), and LSQ Funding Group, L.C. (“LSQ”), as purchaser (the “Purchaser”). Under the terms of the IPA, the Company contributed certain invoices, related collections and security interests (collectively, the “Invoices”) to LSQ on a revolving basis. Under the terms of the IPA, the Company issued to the Purchasers an ownership interest in the Invoices for up to $3.5 million in cash proceeds. This facility was terminated in September 2020. During the three months ended March 31, 2020, the Company received $2.4 million from the IPA.
As of March 31, 2021 and December 31, 2020, we did not have any off balance sheet receivables outstanding nor did we incur any costs associated with off-balance sheet arrangements. We did not have any other material off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.
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
Our significant accounting policies are described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” in the Notes to the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2020. Our most significant accounting policies, which reflect significant management estimates and judgment in determining amounts reported in our financial statements were as follows. There have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our annual report on Form 10-K for the year ended December 31, 2020.

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
The Company assesses whether losses on purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for future purchases are recognized unless recoverable. The recognized loss on purchase commitments is reduced as inventory items are received for research and development purposes and the remaining purchase commitment decreases.
Fair Value Measurement
The Company estimated the original fair value of the contingently issuable common stock that is contingently issuable based on a Monte Carlo Stimulation pricing model considering stock price of the Company, the risk free rate of 0.41% and a volatility of 55% utilizing a peer group based on five year term.
The fair values of the Sponsor Earnout Shares on the Closing date were estimated using a Monte Carlo simulation based on the stock price of the Company, a risk free rate of 0.41% and a volatility of 55% utilizing a peer group based on a five year term. The fair value of the first tranche of Sponsor Earnout Shares that vested on December 16, 2020 was based on the closing share price of the Company’s publicly traded stock on that date.
Private Placement Warrants are classified as Level 2 financial instruments of the fair value hierarchy. The transfer of the Private Placement Warrants to anyone outside of a small group of individuals constituting the Sponsors of the Company would result in the Private Placement Warrants becoming Public warrants. Thus, the fair value of each Private Placement Warrants is the same as that of a Public warrants, which are publicly traded, with an insignificant adjustment for short-term marketability restrictions.
Stock-based compensation is estimated at the grant date based on the fair value of the awards and is recognized as expense over the service period. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model.
Convertible Notes Payable
We record conventional convertible debt in accordance with ASC 470-20, Debt with Conversion and Other Options. Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Convertible instruments that are not bifurcated as a derivative, and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether their conversion prices create an embedded beneficial conversion feature at inception, or may become beneficial in the future due to potential adjustments. A beneficial conversion feature is deemed to be a nondetachable conversion feature that is “in-the-money” at the commitment date. The in-the-money portion, also known as the intrinsic value of the option, is recorded in equity, with an offsetting discount to the carrying amount of convertible debt to which it is attached. The intrinsic value of the beneficial conversion feature within its convertible debt, including amortization of the debt discount recorded in connection with a beneficial conversion feature, was not material to our financial statements.
The convertible notes issued before 2021 contained an embedded derivative feature that could accelerate the repayment of the convertible notes upon either a qualified financing event or the note holders’ put exercise. For the three months ended March 31, 2020, embedded derivative liabilities with an initial fair value of $126 were recognized. During the three months ended March 31, 2020 a change in fair value of embedded derivative loss of $515 was recognized. The fair value of the embedded derivative was zero as of March 31, 2021 and December 31, 2020 as a result of the conversion of the notes in connection with the Merger.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting resulting from our lack of (i) a formalized internal control framework, (ii) segregation of duties in the financial reporting process, (iii) review and approval of journal entries, and (iv) management review controls. These deficiencies are a result of our previously smaller footprint as a private company and we are building our team to meet the requirements as a public company. These material weaknesses resulted in the revision of our consolidated financial statements as of and for the year ended December 31, 2020. Specifically, while the classification of Private Placement Warrants with provisions like those of ours as equity was broadly accepted industry practice, our management, due to our lack of a formalized internal control framework, did not identify the error in this accounting practice until the SEC’s issuance of their statement calling out this treatment and management's consideration thereof.
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

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other information
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations. There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.
Item 1A. Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2020. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
10.1	Offer Letter, dated February 19, 2021 by and between the Company and Jody Markopoulos. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2021)	Form 8-K	File No. 001-39291	10.1	March 12, 2021

10.2	Employment Agreement, dated March 25, 2021 by and between the Company and Sagar Kurada (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2021).	Form 8-K	File No. 001-39291	10.1	March 31, 2021

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________
†Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*Filed herewith.
(b)Financial Statements. The financial statements filed as part of this registration statement are listed in the index to the financial statements immediately preceding such financial statements, which index to the financial statements is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS ENERGY ENTERPRISES, INC.

Date: May 13, 2021	By:	/s/ Joe Mastrangelo
	Name:	Joe Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Sagar Kurada
	Name:	Sagar Kurada
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)