Form 10-Q
period 2021-06-30
Eos Energy Enterprises, Inc.
filed 2021-08-12
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
The registrant had outstanding 53,636,190 shares of common stock as of August 6, 2021.

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATED BALANCE SHEETS ($ IN THOUSANDS) As of June 30, 2021 and December 31, 2020

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$74,690	$121,853
Grants receivable	204	131
Accounts receivable	170	—
Inventory	4,434	214
Vendor deposits	9,843	2,390
Notes receivable	67	—
Prepaid and other current assets	2,334	2,779
Total current assets	91,742	127,367

Property and equipment, net	8,392	5,653
Intangible assets, net	300	320
Goodwill	4,331	—
Investment in joint venture	—	3,736
Security deposits	840	825
Notes receivable, long term	4,055	100
Other assets	194	263
Total assets	$109,854	$138,264

LIABILITIES AND MEMBERS EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$15,161	$8,471
Accounts payable and accrued expenses - related parties	—	2,517
Provision for firm purchase commitments	2,030	1,585
Capital lease, current portion	9	11
Long-term debt, current portion	6,082	924
Contract liabilities	1,340	77
Total current liabilities	24,622	13,585
Long term liabilities
Deferred rent	785	762
Capital lease	—	4
Long-term debt	13,540	427
Warrants liability	2,340	2,701
Total long term liabilities	16,665	3,894
Total liabilities	41,287	17,479

COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS' EQUITY
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 53,353,858 and 48,943,082 shares outstanding at June 30, 2021 and December 31, 2020, respectively	5	5
Contingently Issuable Common Stock	—	17,600
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid in capital	436,372	395,491
Accumulated deficit	(367,810)	(292,311)
Total shareholders' equity	68,567	120,785
Total liabilities and shareholders’ equity	$109,854	$138,264
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ($ IN THOUSANDS)
For the three months and six months ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Total revenue	$612	$—	$776	$—

Costs and expenses
Cost of goods sold	12,364	53	12,464	110
Research and development expenses	3,647	2,248	8,700	4,478
General and administrative expenses	11,325	1,408	20,127	2,989
Loss on pre-existing agreement	22,516	217	30,368	995
Grant (income) expense, net	(52)	263	(44)	609
Total costs and expenses	49,800	4,189	71,615	9,181

Operating loss	(49,188)	(4,189)	(70,839)	(9,181)

Other income (expense)
Interest expense, net	(154)	(15)	(175)	(110)
Interest expense, related party	—	(3,030)	—	(6,745)
Remeasurement of equity method investment	(7,480)	—	(7,480)	—
Change in fair value, embedded derivative	—	1,358	—	843
Change in fair value, warrants liability	585	—	361	—
Income (loss) from equity in unconsolidated joint venture	—	(8)	440	(39)
Sale of state tax attributes	2,194	—	2,194	—
Net loss	$(54,043)	$(5,884)	$(75,499)	$(15,232)

Basic and diluted loss per share attributable to common shareholders[1]
Basic	$(1.04)	$(1.50)	(1.46)	(3.88)
Diluted	$(1.04)	$(1.50)	(1.46)	(3.88)

Weighted average shares of Common Stock[2]
Basic	51,792,365	3,930,336	51,630,088	3,930,336
Diluted	51,792,365	3,930,336	51,630,088	3,930,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
1 Retroactive application of recapitalization given effect herein
2 Retroactive application of recapitalization given effect herein

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) ($ IN THOUSANDS)
For the six months ended June 30, 2021 and 2020

	Common Stock[3]		Additional	Contingently	Accumulated	Total
	Shares	Amount	Paid in capital	Issuable Common Stock	Deficit
Balance, December 31, 2019	3,930,336	$—	$20,346	$—	$(204,068)	$(183,722)
Stock-based compensation		—	19	—	—	19
Net loss	—	—	—	—	(9,348)	(9,348)
Balance, March 31, 2020	3,930,336	$—	$20,365	$—	$(213,416)	$(193,051)
Stock-based compensation	—	—	37	—	—	37
Net loss	—	—	—	—	(5,884)	(5,884)
Balance, June 30, 2020	3,930,336	$—	$20,402	$—	$(219,300)	$(198,898)

Balance, December 31, 2020	48,943,082	$5	$395,491	$17,600	$(292,311)	$120,785
Stock-based compensation	—	—	2,478	—	—	2,478
Release of Block B Sponsor Earnout Shares from restriction[4]	859,000	—	—	—	—	—
Issuance of Contingently Issuable Common Stock[5]	1,999,185	—	17,600	(17,600)	—	—
Net loss	—	—	—	—	(21,456)	(21,456)
Balance, March 31, 2021	51,801,267	$5	$415,569	$—	$(313,767)	$101,807
Stock-based compensation	—	—	3,195	—	—	3,195
Exercise of stock options	87,177	—	756	—	—	756
Exercise of public warrants	1,465,414	—	16,852	—	—	16,852
Net loss	—	—	—	—	(54,043)	(54,043)
Balance, June 30, 2021	53,353,858	$5	$436,372	$—	$(367,810)	$68,567
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
3 Retroactive application of recapitalization given effect herein
4 See Note 18 for discussion of Sponsor Earnout Shares
5 See Note 18 for discussion of Contingently Issuable Common Stock

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ($ IN THOUSANDS) For the six months ended June 30, 2021 and 2020

	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net loss	$(75,499)	$(15,232)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	5,673	56
Depreciation and amortization	1,097	750
Loss from disposal of property and equipment	11	—
Remeasurement of equity method investment	7,480	—
Loss (income) from equity in unconsolidated joint venture	(440)	39
Accreted interest on convertible notes payable-related party	—	6,745
Change in fair value, embedded derivative	—	(843)
Change in fair value, warrants liability	(361)	—
Changes in operating assets and liabilities:
Receivable on sale of state tax attributes	—	4,060
Prepaid and other assets	506	450
Inventory	(1,554)	—
Grants receivable	(73)	212
Accounts receivable	(170)	(76)
Vendor deposits	(3,221)	96
Security deposits	(15)	13
Accounts payable and accrued expenses	3,920	2,606
Accounts payable and accrued expenses-related parties	(2,517)	—
Provision for firm purchase commitments	(3,445)	—
Contract liabilities	1,263	77
Deferred rent	23	50
Notes payable	18,365	—
Other assets	70	(15)
Net cash used in operating activities	(48,887)	(1,012)

Cash flows from investing activities
Investment in notes receivable	(4,083)	—
Business acquisition, net of cash acquired	(160)	—
Investment in joint venture	(4,000)	(550)
Purchases of property and equipment	(7,541)	(1,401)
Net cash used in investing activities	(15,784)	(1,951)

Cash flows from financing activities
Capital lease payments	(6)	(5)
Proceeds from exercise of stock options	756	—
Proceeds from exercise of public warrants	16,852	—
Proceeds from issuance of convertible notes payable -related party	—	2,557
Repayment of other financing	(94)	—
Issuance of contingently redeemable preferred units	—	469
Net cash provided by financing activities	17,508	3,021

Net increase (decrease) in cash and cash equivalents	(47,163)	58
Cash and cash equivalents, beginning of the period	121,853	862
Cash and cash equivalents, end of the period	$74,690	$920

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$—	$206

Supplemental disclosures
Cash paid for interest	233	33
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)

1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Eos Energy Enterprises, Inc. (f/k/a B. Riley Principal Merger Corp. II (“BMRG”)) (the “Company” or "Eos") designs, develops, manufactures, and sells innovative energy storage solutions for electric utilities as well as commercial and industrial end users. Eos has developed and has received patents on an innovative battery design relying on a unique zinc oxidation/reduction cycle to generate output current and to recharge. The Battery Management System (“BMS”) software uses proprietary Eos-developed algorithms and includes ambient and battery temperature sensors, as well as voltage and current sensors for the strings and the system. Eos and its partners focus on a collaborative approach to jointly develop and sell safe, reliable, long-lasting low-cost turn-key alternating current (“AC”) integrated systems using Eos’s direct current (“DC”) Battery System. The Company has a manufacturing facility located in Pittsburgh, Pennsylvania to manufacture the DC Battery Systems integrated with the BMS for DC Battery Systems. The Company’s primary markets focus on integrating battery storage solutions with (1) solar systems that are connected to the utility power grid (2) solar systems that are not connected to the utility power grid (3) storage systems utilized to relieve congestion and (4) storage systems to assist commercial and industrial customers in reducing their peak energy usage or participating in the utilities ancillary and demand response markets. The location of the Company’s major markets are seen in North America, Europe, Africa, and Asia.
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
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustment has been made to the Consolidated Balance sheet for the year ended December 31, 2020, to reclassify notes receivable from other assets. In addition, the loss from pre-existing agreement for the three months ended March 31, 2021 and for the three and six months ended June 30, 2020 were reclassified from general and administrative expense to loss from pre-existing agreement on the Condensed Consolidated Statement of Operations.
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
2. Acquisition

On April 8, 2021, the Company entered into a unit purchase agreement (the “Purchase Agreement”) with Holtec Power, Inc. (“Holtec”), in accordance with the terms and conditions of which the Company purchased from Holtec the remaining 51% percent interest in HI-POWER, LLC (“Hi-Power”) that was not already owned by the Company. Hi-Power was incorporated as a joint venture between the Company and Holtec in 2019 (refer to Note 7). In connection with the transaction, the Company also entered into a transition services agreement and a sublease with Holtec. The transaction closed on April 9, 2021 (“Acquisition Date”). Following the consummation of the transactions set forth in the Purchase Agreement (the “Transactions”), Hi-Power became a 100% indirect, wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated.

The Purchase Agreement provides that the Company will pay an aggregate purchase price of $25,000 for 51% interest in Hi-Power, pursuant to the following schedule: $5,000 on each of May 31, 2021, May 31, 2022, May 31, 2023, May 31, 2024, and May 31, 2025, evidenced by a secured promissory note secured by the assets of the Company. The Purchase Agreement also requires that the Company pay to Holtec, on the closing of the Transactions, an amount in cash equal to $10,283. Payments to Holtec under this Purchase Agreement totaled $35,283. The fair value of these payments was $33,474 at the Acquisition Date and included $32,750 allocated to the termination of a pre-existing agreement with Holtec and $724 allocated to the acquisition.

The obligations and rights of both parties under the pre-existing Joint Venture Agreement were terminated at the time of acquisition and $32,750 of the fair value of the consideration transferred was allocated to the termination of such agreement, which resulted in a loss on pre-existing agreement of $22,516 and $30,368 during the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Company had paid $10,283 on the date of closing and $5,000 notes payable due on May 31, 2021. The present value of the remaining payments was recorded as debt, which as of June 30, 2021 includes a current portion of $4,825 and a long-term portion of $13,540.

Prior to the acquisition of the remaining 51% ownership interest in Hi-Power, we accounted for our initial 49% ownership interest in Hi-Power as an unconsolidated joint venture under the equity method of accounting (refer to Note 7). In connection with the acquisition of the remaining 51% ownership interest in Hi-Power, our consolidated financial statements now include all of the accounts of Hi-Power, and all intercompany balances and transactions have been eliminated in consolidation. The results of operations of Hi-Power have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Hi-Power did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

The consideration transferred for our now 100% ownership interest in connection with this acquisition, net of intercompany balances between the Company and Hi-Power, totaled $418, of which $205 represents the fair value of our previously held 49% ownership interest in Hi-Power. In accordance with ASC Topic 805-10-25-10, we remeasured our previously held 49% ownership interest in Hi-Power at its acquisition date fair value. As of the acquisition date, a loss of $7,480 was recognized in earnings for the remeasurement of our previously held 49% ownership interest.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the Acquisition Date:

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)

2. Acquisition (cont.)

Amount
Inventory	2,666
Vendor deposits	818
Property and equipment, net	74
Goodwill	4,331
Accounts payable and accrued expenses	(3,634)
Provision for firm purchase commitments	(3,890)
Net assets acquired, net of cash and cash equivalents of $53 [6]	$365

The purchase price allocation and the measurement for acquisition consideration are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary. The provisional measurements of identifiable assets and liabilities, and the resulting goodwill related to these acquisitions are subject to change and the final purchase price accounting could be different from the amounts presented herein. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The Company expects the goodwill recognized as part of the acquisition will be deductible for U.S. income tax purposes. The Company also incurred non-consideration acquisition expenses including legal and accounting services related to the acquisition. The acquisition costs are recorded in general and administrative expenses on the Company’s condensed consolidated statement of operations.
3. Revenue Recognition
Contract Balances
The following table provides information about contract assets and liabilities from contracts with customers:

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Contract Assets	$603	$—	$—	$—
Contract Liabilities	1,340	$77	$327	$300
The Company recognizes contract assets resulting from the timing of revenue recognition and invoicing. Contract liabilities primarily relate to advance consideration received from customers in advance of the Company satisfying performance obligations under contractual arrangements. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The contract assets were recorded in prepaid expenses and other current assets as of June 30, 2021.
Contract assets increased by $603 and $— during the six months ended June 30, 2021 and 2020, respectively. Contract liabilities increased by $1,263 during the six months ended June 30, 2021 and increased by $27 during the six months ended June 30, 2020, respectively.
The Company recognized $77 and $— of revenue during the three and six months ended June 30, 2021 and June 30, 2020 that was included in the contract liability balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
Contract liabilities of $1,340 as of June 30, 2021 are expected to be recognized within the next twelve months.
6 Net assets acquired exclude the intercompany balance between Eos and Hi-Power and cash acquired.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
4. Inventory
Since we acquired the remaining 51% interest in Hi-Power on April 9, 2021, our inventory balances as of June 30, 2021 include all inventories held at our manufacturing facility, Hi-Power. The following table provides information about inventory balances:

	June 30, 2021	December 31, 2020
Finished goods	$1,387	$214
Work-in-process	52	—
Raw materials	2,994	—
Total Inventory, net	$4,434	$214
5. Property and Equipment, net
Property and equipment, net consisted of the following:

	June 30, 2021	December 31, 2020	Useful lives
Equipment	$9,143	$7,055	5	—	10 years
Capital Lease	201	201	5 years
Furniture	343	211	5	—	10 years
Leasehold Improvements	2,806	2,732	Lesser of useful life/remaining lease
Tooling	2,041	523	2	—	3 years
Total	14,534	10,722
Less: Accumulated Depreciation	(6,142)	(5,069)
	$8,392	$5,653
Depreciation and amortization expense related to property and equipment was $602 and $375 during the three months ended June 30, 2021 and 2020, and $1,077 and $730 during the six months ended June 30, 2021 and 2020, respectively.
6. Intangible Assets
Intangible assets consist of various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years.
During the three months ended June 30, 2021 and 2020, the Company recorded amortization expenses of $10 for each period related to patents. During the six months ended June 30, 2021 and 2020, the Company recorded amortization expenses of $20 for each period related to patents.
Estimated future amortization expense of intangible assets as of June 30, 2021 are as follows:

Remainder of 2021	$20
2022	40
2023	40
2024	40
2025	40
Thereafter	120
Total	$300

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)

7. Investment in unconsolidated joint venture
In August 2019, the Company entered into an agreement with Holtec Power, Inc. (“Holtec”) to form the unconsolidated joint venture (“JV”) Hi-Power. The JV was formed in order to manufacture the products for all of the Company’s projects in North America. Accordingly, the Company has purchased battery storage systems and spare parts from the JV. The facility is located in Pittsburgh, Pennsylvania. The Company’s financial commitment to the JV upon inception was $4,100 in the form of a combination of cash and special purpose manufacturing equipment. The Company’s initial ownership interest was 49%. On April 9, 2021, the Company acquired the remaining 51% ownership interest and Hi-Power became a wholly owned subsidiary thereafter. Refer to Note 2 for the acquisition details.
The joint venture commenced manufacturing activities in the fourth quarter of 2020. Contributions made to the JV were $— and $329, respectively for the three months ended June 30, 2021 and 2020 and $4,000 and $550, respectively for the six months ended June 30, 2021 and 2020.
The investment income (loss) recognized from the unconsolidated joint venture under the equity method of accounting was $— and $(8) for the three months ended June 30, 2021 and 2020, respectively and $440 and $(39) for the six months ended June 30, 2021 and 2020, respectively. Our investment in the unconsolidated joint venture as of December 31, 2020 was $3,736.
8. Notes receivable and Variable interest entities (“VIEs”) consideration
Notes receivable consist primarily of amounts due to us related to the financing we offered to customers. We report notes receivable at the principal balance outstanding less an allowance for losses. We monitor the financial condition of the notes receivable and record provisions for estimated losses when we believe it is probable that the holders of the notes receivable will be unable to make their required payments. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. The Company had notes receivable of $4,122 and $100 outstanding as of June 30, 2021 and December 31, 2020, respectively, with no loss reserved for the uncollectible balances.
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
At June 30, 2021, we had agreements to provide loans to our customers for $11,348. $4,183 was drawn on those commitments as of June 30, 2021. The funding under certain loan agreements is contingent on reaching certain milestones defined by the agreements.
9. Commitments and Contingencies
Lease Commitments
On June 24, 2016, Eos entered into a long-term non-cancelable, operating lease for 45,000 sq. ft. of space for our current headquarters facility in Edison, New Jersey. On April 26, 2017, Eos entered into a lease for an additional 18,000 sq. ft. of adjoining space. These leases expire in September 2026 with renewal options up to 2036. Further, these leases require monthly rent payments along with executory costs, which include real estate taxes, repairs, maintenance, and insurance. In addition, the terms of the leases contain cost escalations of approximately 10% annually. On April 8, 2021, in connection with the acquisition, Hi-Power entered into a sublease agreement with Holtec, with the lease expiring on December 31, 2022. This lease requires monthly rent payments, consisting of a base rent along with executory costs. The Company also has certain non-cancelable capital lease agreements for office equipment.
Total rent expense including common area maintenance was $319 and $219 for the three months ended June 30, 2021 and 2020, and $547 and $447 for the six months ended June 30, 2021 and 2020, respectively.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
9. Commitments and Contingencies (cont.)
Future minimum lease commitments as of June 30, 2021 are as follows:

	Operating	Capital
Remainder of 2021	$549	$5
2022	1,172	4
2023	825	—
2024	895	—
2025	966	—
Later years	679	—
Total minimum lease payments	$5,086	$9
Less amounts representing interest		2
Present value of minimum lease payments		$7
Firm Purchase Commitments
To ensure adequate and timely supply of raw material for production, the Company from time to time enters into non-cancellable purchase contracts with vendors. As of June 30, 2021, the Company has open purchase commitments of $20,602 under these contracts. At the end of each reporting period, the Company evaluates its non-cancellable firm purchase commitments and records a loss, if any, using the same lower of cost or market approach. In assessing the potential loss provision, we use the stated contract price and expected production volume under the relevant sales contract. The Company records a purchase commitment loss if the net realizable value of the inventory is less than the cost.
10. Grant Expense, Net
Eos was approved for two grants by the California Energy Commission (CEC) totaling approximately $7,000. In accordance with the grant agreements, Eos is responsible for conducting studies to demonstrate the benefits of certain energy-saving technologies to utility companies and consumers in the State of California and is entitled to receive portions of the grants based upon expenses incurred.
During the three months ended June 30, 2021 and 2020, Eos recorded grant (income) expense, net of $(52) and $263, respectively, which comprised of grant income of $648 and $209 and grant costs of $596 and $472. During the six months ended June 30, 2021 and 2020, Eos recorded grant (income) expense, net of $(44) and $609, respectively, which comprised of grant income of $977 and $209 and grant costs of $933 and $818. For the three and six months ended June 30, 2020, Eos received payments of $1,376 from the CEC. The Company did not receive any payments from the CEC for the three and six months ended June 30, 2021.
As of June 30, 2021 and December 31, 2020, the Company had $232 and $1,136 of deferred grant income, which were recorded in accounts payable and accrued expense on the Balance Sheets, as well as a receivable in the amount of $204 and $131, respectively. The expenses incurred by Eos relate to the performance of studies in accordance with the respective grant agreements, and the grants received or receivable from the CEC are recorded as an offset to the related expenses for which the grant is intended to compensate the Company.
11. Income Taxes
For the six months ended June 30, 2021, the reported income tax provision was nil and differs from the amount computed by applying the statutory US federal income tax rates of 21% to the income before income taxes due to pretax losses for which no tax benefit can be recognized, state and local taxes, and nondeductible expense for US income tax purposes.
For the six months ended June 30, 2020, the reported income tax provision was nil and differs from the amount computed by applying the statutory US federal income tax rates of 21% to the income before income taxes due to pretax losses for which no tax benefit can be recognized, state and local taxes, and nondeductible expenses for US income tax purposes.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
11. Income Taxes (cont.)
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
At each balance sheet date, management assesses the likelihood that Eos will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that Eos will be able to utilize its deferred tax assets at June 30, 2021 and June 30, 2020 due to cumulative losses. Therefore, Eos has a valuation allowance against its net deferred tax assets.
At June 30, 2021, Eos has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. Eos is not currently under examination by any taxing jurisdiction, and none of the uncertain tax positions is expected to reverse within the next 12 months.
At June 30, 2020, Eos has not recorded any unrecognized tax benefits associated with uncertain tax positions.
During the six-month period ending June 30, 2021, the Company participated in the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program and sold a portion of its available 2019 and 2017 New Jersey net operating losses (“NOLs”) and 2019 research and development credits in the amounts of $20,126 and $548, respectively. For the three and six months ended June 30, 2021, the Company has recognized a gain of $2,194 related to the sale in the statement of operations. The lifetime cap of the transfer program is $20,000 of tax-effected attributes and the Company has sold approximately $14,000 as of June 30, 2021, leaving the Company with approximately $6,000 tax-effected attributes that may be sold in the future.
Eos files income tax returns in federal and various state jurisdictions. The open tax years for federal and state returns is generally 2016 and forward. In addition, NOLs generated in closed years and utilized in open years are subject to adjustment by the tax authorities. Eos is not currently under examination by any taxing jurisdiction.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act provided several forms of tax law changes, though Eos does not expect that any will have a material impact on the tax provision.
12. Related Party Transactions
Convertible Notes Payable
During the six months ended June 30, 2020, Eos issued convertible notes payable to certain members. Refer to Note 13 for further discussion.
Accounts Payable and Accrued Expenses
As of December 31, 2020, accounts payable and accrued expense-related parties contained $138 consultant fee payable to an affiliate. Additionally, amounts accrued to Holtec under the Joint Venture Agreement were $— and $2,382 as of June 30, 2021 and December 31, 2020, respectively, which was paid off in connection with the acquisition of Hi-Power. For the three and six months ended June 30, 2020, $217 and $995 were charged to loss on pre-existing agreement, respectively. For the three and six months ended June 30, 2021, $22,516 and $30,368 were charged to loss on pre-existing agreement in connection with the Hi-Power acquisition, respectively. Refer to Note 2 for the acquisition details.
Vendor deposits
As of December 31, 2020, vendor deposits included a balance of $278 for deposits made to Hi-Power.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
13. Convertible Notes Payable
During the six months ended June 30, 2020, the Company had Convertible notes payable — related party (the “Convertible Notes”) outstanding which includes Convertible Notes issued from February 2019 to May 2019 (“Phase I Note”), 2019 Phase II notes Convertible Notes issued from June 2019 to December 31, 2019 (“2019 Phase II Notes”), and Convertible Notes issued in 2020 (“2020 Phase II Notes”). The 2020 Phase II notes with aggregate principal of $1,524 (the “Convertible Notes”) were issued during the six months ended June 30, 2020. The Convertible Notes are secured by all assets and intellectual property of the Company. AltEnergy Storage Bridge, LLC (“AltEnergy”) and its affiliates have combined beneficial ownership in the Company exceeding 10% and therefore constitute a related party of the Company, pursuant to ASC 850, Related Parties. As of June 30, 2020, AltEnergy owned approximately 20% of the Company’s Common and Preferred Units.
The remaining note holders do not meet the definition of a related party under ASC 850. However, the Convertible Notes were issued to each of the note holders under identical terms, and AltEnergy serves as the administrative agent of all note holders under the Convertible Note agreements. Therefore, the disclosures within Note 13 encompass all of the Convertible Notes.
Concurrent to issuance of the 2019 and 2020 Phase II Notes, the Company entered into subscription agreements to sell Preferred Units to the Holders equal to the principal balance of the 2019 and 2020 Phase II Notes at a price of $0.50 per unit. The proceeds were allocated to the 2019 and 2020 Phase II Notes and Preferred Units based on their relative fair values at the date of issuance.
During the six months ended June 30, 2020, the Company issued 2020 Phase II Notes, concurrently with Preferred Units to certain investors for aggregate cash proceeds of $3,026.
The proceeds were allocated to the 2020 Phase II Notes and Preferred Units based on their relative fair values at the date of issuance. During the six months ended June 30, 2020, the Company recognized $469 attributable to the 2020 Phase II Preferred Units, which was recorded as a discount against the 2020 Phase II Notes. $825 of the of the 2020 Phase II Notes were issued to AltEnergy.
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
During the six months ended June 30, 2020, embedded derivative liabilities with initial fair value of $199 were recognized. These amounts were recorded as discounts on the Convertible Notes. During the three and six months ended June 30, 2020, a change in fair value of embedded derivative gain of $1,358 and $843 has been recognized, respectively.
The Company accounted for the Convertible Notes as deeply discounted zero coupon debt instruments. The balances payable at maturity reflect liquidation multiples of 3.0 and 6.0 times the stated face value of the Phase I Note and Phase II Notes, respectively. The following balances were recognized upon issuance of the Convertible Notes during the six months ended June 30, 2020:

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
13. Convertible Notes Payable (cont.)

	June 30, 2020
	Phase I	Phase II	Total
Convertible notes payable	$40,587	$45,050	$85,637
Discount, original issuance	(20,946)	(30,033)	(50,979)
Premium (discount), embedded derivative	181	(1,344)	(1,163)
Discount, fair value of preferred units	—	(2,500)	(2,500)
Discount, beneficial conversion features	(1,799)	—	(1,799)
Convertible notes payable, net	$18,023	$11,173	$29,196
During the three and six months ended June 30, 2020, the Company recognized aggregate interest expense of $3,030 and $6,745 related to the Convertible Notes, respectively.
In connection with the business combination on November 16, 2020 (the “Merger Date”), the Convertible Notes were then exchanged for the common stock of the Company per the “Conversion upon Qualified Financing” term in the convertible note agreement. 10,886,300 shares of common stock were issued to the notes holders based on the liquidation amount of $108,900 as of the Merger Date and purchase price of $10 per shares agreed upon in the agreement and plan for merger.
14. Long-term debt
The following is a summary of the Company’s long-term indebtedness:

	June 30, 2021	December 31, 2020
Paycheck Protection Program loan payable	$1,257	$1,257
Notes payable	18,365	—
Other	—	94
Total	19,622	1,351
Less: Long-term debt, current portion	(6,082)	(924)
Long-term debt	$13,540	$427
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
•Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date, the Company shall pay to JPMorgan Chase Bank, N.A. (the “Lender”), monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the note on the last day of the deferral period by the maturity date (twenty-four months from the date of the note, or April 7, 2022). In April 2021, the deferral period was extended to July 29, 2021 and the first payment is due on August 16, 2021.
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

14. Long-term debt (cont.)
The Lender is participating in the Paycheck Protection Program to help businesses impacted by the economic impact from COVID-19. Forgiveness of this loan is only available for amounts used for the limited purposes specified within the Small Business Administration’s (the “SBA”) requirements. To obtain forgiveness, the Company must certify that the loan was used in accordance with the requirements and provide supporting documentation. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll, lease and utility payments and other operational expenses to support business continuity throughout the COVID-19 pandemic, which amounts we believe to be eligible for forgiveness, subject to the provisions of the CARES Act. As of the date of this report, the Company has applied for forgiveness of the loan which is dependent upon approval of the SBA.
Notes Payable
In connection with the Hi-Power acquisition (Refer to Note 2 - Acquisition), the Company agreed to pay an aggregate purchase price of $25,000. $5,000 of the $25,000 purchase price was paid in May 2021. The fair value of the notes payable was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the remaining payments of the notes payable was recorded as debt, which includes a current portion of $4,825 and a long-term portion of $13,540 as of June 30, 2021.

15. Contingently Redeemable Preferred Units
During the six months ended June 30, 2020, the Company had outstanding Series C, Series D, and 2019-2020 Bridge Preferred Units, which were issued at $1.10, $1.75, and $0.50 per unit, respectively. The activity attributable to the Preferred Units was as follows:

	Preferred Units
	Units	Amount
Balance, December 31, 2019	80,707	$109,365
Contributions allocated to preferred units	1,666	259
Balance, March 31, 2020	82,373	$109,624
Contributions allocated to preferred units	1,359	217
Balance, June 30, 2020	83,732	$109,841
In connection with the Merger on November 16, 2020, the Preferred Units were converted to 255,523,120 EOS Energy Storage LLC (“EES”) common units. 14,727,844 shares of the Company's common stock were issued to the EES Preferred Units holders.
16. Warrants liability
The Company’s outstanding warrants were issued by BMRG in connection with its initial public offering (the “Public Warrants”) and concurrent private placement (the “Private Warrants” and, together with the Public Warrants, the “Warrants”) on May 22, 2020. Upon consummation of the Merger on November 16, 2020, the Public Warrants and Private Placement Warrants were set to become exercisable on May 22, 2021 for shares of the Company’s common stock with the same terms and exercise provisions prior to the Merger. The Private Placement Warrants meet the definition of a derivative. On the basis of the SEC Division of Corporation Finance’s April 12, 2021 Public Statement-Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACS”), the Private Placement Warrants do not meet the scope exception as prescribed by ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Accordingly, the Company recognized the Private Placement Warrants as of the Merger Date on November 16, 2020 at fair value and classified them as a liability in the Company’s consolidated balance sheet. Thereafter, changes in fair value are recognized in earnings as a derivative gain (loss) in the Company’s consolidated Statement of Operations.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
16. Warrants liability (cont.)
The Private Placement Warrants are classified as Level 2 financial instruments in the fair value hierarchy. They are valued on the basis of the quoted price of the Public Warrants, adjusted for insignificant differences between the Public Warrants and Private Placement Warrants. 325,000 Private Placement Warrants were outstanding with a fair value of $2,340 and $2,701 as of June 30, 2021 and December 31, 2020, respectively. The change in fair value for the three and six months ended June 30, 2021 amounted to $585 and $361, respectively. The change has been recognized as a derivative income in the Company’s consolidated Statement of Operations for the three and six months ended June 30, 2021.
17. Stock-Based Compensation
Since 2012, Eos has issued stock options to employees and certain service providers under the 2012 Eos Equity Incentive Plan (“2012 Plan”). In addition to stock options, the 2012 Plan provides for the issuance of other forms of stock-based compensation, including profit interests, unit appreciation rights and restricted units. Subsequent to the closing of the Merger, the Company approved the 2020 Equity Incentive Plan (the “2020 Incentive Plan”) and reserved 6,000,000 shares of common stock for issuance thereunder. In 2021, the Company reserved additional 498,021 shares for the 2020 Incentive Plan. The 2020 Incentive Plan became effective immediately upon the Closing of the Merger and all equity granted under the 2012 Plan were converted into equivalent equity under the 2020 Incentive Plan. As of June 30, 2021 and December 31, 2020, the Company has stock options and restricted units issued under the 2020 Incentive Plan.
Stock-based compensation expense included in condensed consolidated statement of operations was as follows:

	For the three months ended June 30		For the six months ended June 30
	2021	2020	2021	2020
Stock options	$1,025	$37	$2,547	$56
Restricted units	$2,170	$—	$3,126	$—
Total	$3,195	$37	$5,673	$56
The following table summarizes stock option activity during the six months ended June 30, 2021:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2020	2,143,636	$9.19	9.5
Granted	49,535	$17.16
Cancelled/Forfeited	(6,434)	$11.15
Exercised	(87,177)	$8.67
Options Outstanding at June 30, 2021	2,099,560	$9.39	9.1
Options Exercisable at June 30, 2021	830,857	$10.01	8.3
A summary of Restricted Units (RU) activity during the six months ended June 30, 2021 under our 2020 Incentive Plan is as follows:

	Units	Weighted-Average Grant-Data Fair Value
RU Outstanding at January 1, 2021	42,318	$13.46
Granted	2,012,600	$17.52
RU Outstanding at June 30, 2021	2,054,918	$17.43

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)

17. Stock-Based Compensation (cont.)
As of June 30, 2021 and December 31, 2020, 2,537,090 and 4,094,770 shares remain for future issuance, respectively. Options vest generally over three to five years and have a term of five to ten years. During the six months ended June 30, 2021 and 2020, the Company granted stock options with both service and performance conditions. Stock compensation is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For awards with performance conditions, compensation expense is recognized using an accelerated attribution method over the vesting period. The performance conditions primarily relate to the completion of project milestones, achievement of operational certifications, and the Company’s closing of financing rounds. As of June 30, 2021, within the total options outstanding, there were 74,929 performance-based stock options, all of which are expected to vest in the next five years.
As of June 30, 2021, unrecognized stock compensation expenses amount to $37,383 and include $32,597 attributable to RUs and $4,786 attributable to stock options. The weighted average remaining vesting period for the RUs and stock options was 2.7 years and 1.5 years as of June 30, 2021, respectively.
The weighted average assumptions used to determine the fair value of options granted in the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020
Volatility	57.31%	50.00%
Risk free interest rate	1.09%	0.49%
Expected life (years)	6.13	6.25
Dividend yield	0%	0%
The RUs issued were valued at the stock prices of the Company on the grant date.
The weighted average grant date fair value of all options granted was $9.08 and $2.08 per option for the six months ended June 30, 2021 and 2020.
18. Shareholders’ Equity
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 200,000,000 shares of common stock with $0.0001 par value. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 53,353,858 and 48,943,082 common stocks issued and outstanding.

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
18. Shareholders’ Equity (cont.)
Sponsor Earnout Shares
Pursuant to the Sponsor Earnout letter signed in connection with the Merger, 1,718,000 shares of common stock issued and outstanding held by BMRG ("Sponsor Earnout Shares") were subject to certain transfer and other restrictions, under which (a) 859,000 Sponsor Earnout Shares ("Block A Sponsor Earnout Shares") are restricted from being transferred unless and until either, for a period of five years after the Closing, (i) the share price of our common stock equals or exceeds $12.00 per share for any 20 trading days within any consecutive 30-trading day period or (ii) a change of control occurs for a share price equaling or exceeding $12.00 per share, and (b) the remaining 859,000 Sponsor Earnout Shares ("Block B Sponsor Earnout Shares") are subject to similar restrictions except that the threshold is increased from $12.00 to $16.00. If after the five-year period, there are no triggering events, the Sponsor Earnout Shares will be forfeited and canceled for no consideration. If after the five-year period, only the triggering event described in clause (a) above has occurred, the remaining 859,000 Sponsor Earnout Shares described in clause (b) will be forfeited and canceled for no consideration.
On January 22, 2021, as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period, Block B Sponsor Earnout Shares were released from restriction.
Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company's common stock in the public offering and the private placement on May 22, 2020. One warrant entitles the holder to purchase one whole share of common stock at a price of $11.50 per share. At December 31, 2020, there were 8,750,000 Public Warrants outstanding recorded as equity, which became exercisable on May 22, 2021. For the three and six months ended June 30, 2021, 1,465,414 Public Warrants were exercised. At June 30, 2021, there were 7,284,586 Public Warrants outstanding.
Earnings (loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. As we incurred a net loss for the three and six months ended June 30, 2021 and 2020, the potential dilutive shares from stock option, restricted units and warrants were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and six months ended June 30, 2021 and 2020.

19. Revision of Previously Reported Consolidated Financial Statements as of and for the year ended December 31, 2020
On April 12, 2021, the SEC Division of Corporation of Finance released Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). Upon review and analysis of the Statement, management determined that the Company’s Private Placement Warrants issued in connection with BMRG's IPO on May 22, 2020 (see Notes 1 and Note 15) do not meet the scope exception from derivative accounting prescribed by ASC 815-40. Accordingly, the Private Placement Warrants should have been recognized by the Company at fair value as of the November 16, 2020 Merger Date and classified as a liability, rather than equity in the Company’s previously reported consolidated balance sheet as of December 31, 2020. Thereafter, the change in fair value of the outstanding Warrants should have been recognized as a derivative gain (loss) each reporting period in the Company’s consolidated Statement of Operations. The fair value of the Private Placement Warrants as of the Merger Date on November 16, 2020 and December 31, 2020 amounted to $559 and $2,701, respectively.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
19. Revision of Previously Reported Consolidated Financial Statements as of and for the year ended December 31, 2020 (cont.)

The change in fair value from the Merger Date on November 16, 2020 through December 31, 2020 amounted to $2,142 and has been recognized as a derivative loss in the Company’s consolidated Statement of Operations for the year ended December 31, 2020. Management concluded the effect of this error is not quantitatively or qualitatively material on the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2020. However, the Company has elected to correct the impact of this immaterial error in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 and Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2021 by increasing previously reported Accumulated Deficit and decreasing Additional Paid-In Capital by $2,142 and $559, respectively and increasing Warrants liability by $2,701 as of December 31, 2020.
In addition to the correction noted above, the Company identified and has elected to correct certain other errors that originated in 2020 which management has concluded are not quantitatively or qualitatively material to the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2020. The nature of these other errors pertains to immaterial reconciling adjustments in certain of the Company’s accounts payable and financing account balances as of December 31, 2020. Accordingly, the accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 and Condensed Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2021 have been revised to give effect to the correction of these other errors by decreasing previously reported Accounts payable and accrued expenses by $390, reclassifying $147 from Long Term Debt, Current Portion, to Long Term Debt, decreasing Contingently Issuable Common Stock by $344, increasing Additional Paid-In Capital by $137, and decreasing Accumulated Deficit by $597 as of December 31, 2020.
The following tables reflect the impact of the correction of all the above errors on the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2020 (in thousands, except per share amounts):

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

	For the six months ended June 30, 2021
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

20. Subsequent Events
On July 6, 2021, the Company entered into an investment agreement with Spring Creek Capital, LLC, a subsidiary of Koch Industries, Inc. (“Koch”) relating to the issuance and sale to Koch of $100,000 in aggregate principal amount of the Company’s 5%/6% Convertible Senior PIK Toggle Notes due 2026 (the “Notes”). The transactions contemplated by the investment agreement closed on July 7, 2021 with the $100,000 fully funded.
The Notes will bear interest at a rate of 5.00% per annum if interest is paid in cash, or, if interest is paid by issuing additional notes, at a rate of 6.00% per annum. Interest on the Notes is payable semi-annually in arrears on June 30 and December 30, commencing on December 30, 2021. It is expected that the Notes will mature on June 30, 2026, subject to earlier conversion, redemption or repurchase.
The Notes are convertible at the option of the holder at any time until the business day prior to the maturity date, including in connection with a redemption by the Company. The Notes will be convertible into shares of the Company’s common stock, par value $0.0001 per share, based on an initial conversion rate of 49.9910 shares of the Company’s common stock per $1 principal amount of the Notes, in each case subject to customary anti-dilution and other adjustments.
On or after June 30, 2024, the Notes will be redeemable by the Company in the event that the closing sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice at a redemption price of 100% of the principal amount of such Notes, plus accrued and unpaid interest.
With certain exceptions, upon the occurrence of certain fundamental changes described in the form of indenture, the holders of the Notes may require that the Company repurchase all or part of the principal amount of the Notes at a purchase price of 100% of the principal amount of such Notes, plus accrued and unpaid interest.
B. Riley Securities, Inc, an affiliate of B. Riley Financial Inc. was engaged by the Company to act as the placement agent for this transaction. B. Riley Financial Inc. and its affiliates have combined beneficial ownership in the Company exceeding 10% and therefore constitute a related party of the Company, pursuant to ASC 850, Related Parties. The engagement of B Riley was approved in accordance with the Company's related person transaction policy as described in its most recent proxy statement for its annual meeting of stockholders.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited financial statements included elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2020, including the financial statements and notes thereto.
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
The Company was originally incorporated in Delaware on June 3, 2019 as a special purpose acquisition company under the name B. Riley Principal Merger Corp. II. (“BMRG”), in order to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses.
On November 16, 2020 (the “Merger Date”), the Company consummated the transactions (the “Merger”) contemplated by an Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 7, 2020, by and among BMRG Merger Sub, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub I”), BMRG Merger Sub II, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub II”), Eos Energy Storage LLC, a Delaware limited liability company (“EES”), New Eos Energy LLC, a wholly-owned subsidiary of EES and a Delaware limited liability company (“Newco”) and AltEnergy Storage VI, LLC, a Delaware limited liability company (“AltEnergy”). Pursuant to the Merger Agreement, (1) Merger Sub I merged with and into Newco (the “First Merger”), whereupon the separate existence of Merger Sub I ceased, and Newco continued as the surviving company (such company, in its capacity as the surviving company of the First Merger, is sometimes referred to as the “First Surviving Company”) and became our wholly owned subsidiary; and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, the First Surviving Company merged with and into Merger Sub II, whereupon the separate existence of the First Surviving Company ceased, and Merger Sub II continued as the surviving company and our wholly owned subsidiary.
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

Recent Developments
On April 8, 2021, the Company entered into a unit purchase agreement (the “Purchase Agreement”) with Holtec. In accordance with the terms and conditions of the Purchase Agreement, on April 9, 2021, the closing date of the transactions (as defined below), the Company acquired from Holtec the entire 51% interest in Hi-Power that was not already owned by the Company. Following the consummation of the transactions set forth in the Purchase Agreement (the “Transactions”), Hi-Power became a 100% indirect, wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated.
We believe the strategic acquisition of Hi-Power will increase our ability to effectively align manufacturing capacity with customer demands while maintaining our focus on human power, inventory management, production yields, quality, and cost. Further, we believe the acquisition will also opportunistically allow us to increase our manufacturing capacity in line with new product introduction and future growth expectations.
Key Factors Affecting Operating Results
Commercialization
We continue to ramp up to full commercial production of our Eos Gen 2.3 120|500 DC Battery System. Our testing of Gen 2.3 batteries produced in limited quantities has indicated performance at expected levels pending movement into commercial production and delivery. While we expect the performance to be the same as we further scale commercial production, the manufacturing line for this battery system continues to be tested. If performance of the battery system does not meet our specifications, we may need to reduce the speed of production to ensure we have quality batteries that meet our performance specifications. Any delay in production could affect the delivery of batteries to our customers.
We have achieved third party system certifications from Underwriter Laboratories (UL) for the Eos Gen 2.3 DC Battery System as of the date of this report. We continue to work with UL to finalize our manufacturing site certification.
Our growth strategy contemplates increasing sales of a commercial battery system through our direct sales team and sales channel partners. We anticipate our customers to include utilities, project developers, independent power producers and commercial and industrial companies. As we intend to expand our sales both in volume and geography, we have started discussions with several companies in North America, Europe, the Middle East, Australia, and Asia about partnering on selling our product in these regions. For some of these potential partners, we have begun discussions ranging from being a reseller of our product to being a joint venture partner in the manufacturing of our battery systems. We expect to continue expanding the direct sales force in North America, adding direct salespeople outside North America, and entering into strategic alliances to advance our sales growth globally.
We are currently experiencing delays in our commercialization roll out because of delays in final UL certification (received on August 10, 2021), industry delays in connection with permitting procedures as well as establishing grid connections. These delays may continue to impact the timing of our deliveries and therefor our results of operations.
We continue to invest in production quality and manufacturing yield as we continue to scale our manufacturing abilities to meet current backlog demand. We expect overall cost reductions, as well as improved and consistent quality to be driven by 1) training and experience in aligning our engineering and manufacturing processes; 2) improvement in downtime and equipment maintenance; and 3) finalization of our material sourcing strategy.
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
We commission battery storage systems and offer operation and maintenance services throughout the life of their operations. In addition, we also offer extended product warranties to supplement the life of these assets. As our sales expand in volume and geography, we have engaged third parties to perform this function on our behalf.
Market Trends and Competition

According to Bloomberg New Energy Finance (“BNEF”) the global energy storage market is expected to grow to a cumulative 1,095 gigawatts (“GW”), attracting an estimated $660 billion in future investment by 2040. With approximately 5.3GW of energy storage commissioned globally in 2020, the global market is expected to increase to 9.7GW in 2021. It is expected that the global energy storage market will grow at a 37% compounded annual growth rate and reach approximately 13.8GW in 2023.
Based on BNEF, the United States will lead annual installations starting in 2021, surpassing China and representing over 41% of this global market. Total installations may reach 5.3GW in 2023, significantly increasing from 1.1GW in 2020. Favorable regulatory conditions such as the ongoing implementation of FERC Order 841, along with state sponsored incentives in New York, California, Massachusetts, and other states coupled with the rapid growth of solar PV plus storage applications throughout the United States are expected to grow the utility-scale energy storage market. However, renewable energy storage still faces major hurdles to wider adoption. Some are associated with various renewable energy technologies, as the industry as a whole is experiencing interconnection challenges due to the volume of growth and need for more investment. Others are due to the modern realities of the marketplace, regulations and infrastructure.
Factors affecting customers decisions when choosing from different battery storage systems in the market include:
•product performance and features;
•safety and sustainability;
•total lifetime cost of ownership;
•total product lifespan;
•system energy efficiency;
•discharge duration of the storage system;
•customer service and support; and
•U.S. based manufacturing and sourced materials.
Lithium-ion currently has a majority of the market share for the stationary battery industry in the United States. In 2020, Lithium-ion batteries accounted for 92% of utility-scale energy storage installations. We believe we are the first commercially available battery system that does not have a lithium-ion chemistry. We anticipate our battery system using Znyth® technology will gradually take over market share within the battery industry. Our system’s unique characteristics position us for success in the market, including 100% depth of discharge, low degradation rate, 3-12 hour discharge duration capability, inherent system safety and low O&M costs. Our ability to successfully deploy our battery system technology and gain market share in the energy storage market will be important to the growth of our business.
Regulatory Landscape
In North America, geographic distribution of energy storage deployment has been driven by regulatory policy with both federal and state level programs contributing to stable revenue streams for energy storage.
Covid-19
Ensuring the safety, health and welfare of our employees and stake holders is our top priority. We have implemented operational and protective measures across the company, for both our essential on-site employees, which constitutes 55% of our workforce, and our remaining 45% of non-essential employees, who primarily work remotely. We have also ensured that all employees and visitors that visit our office have access to personal protective equipment and we strictly enforce social distancing. We will maintain these precautions and procedures until we believe Covid-19 is under adequate control. To-date, Covid-19 caused delays in completing the UL certification of the Gen 2.3 product due to the certification company being delayed in completing the in-person witness tests. In addition, it caused the delay for us to deliver products to one of our customers. Covid-19 also caused delays in customers’ ability to accept our product due to interruptions in state/city construction permitting and site readiness.
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

Components of Results of Operations
As the Merger is accounted for as a reverse recapitalization, the operating results included in this discussion reflect the historical operating results of EES prior to the Merger and the combined results of Eos following the closing of the Merger. The assets and liabilities of the Company are stated at their historical cost.
Revenue
We have generated revenues from limited sales as we recently launched our next generation energy storage solution Gen 2.3 that is scalable and can be used for a variety of commercial use cases. We expect revenues to increase as we scale our production to meet demand for the next generation of our product.
Cost of goods sold
In August 2019, we established a joint venture, Hi-Power, that manufactures the Gen 2.3 battery system on our behalf. Our cost of sales for the Gen 2.3 battery system prior to the second quarter 2021 includes the purchase of the manufactured system from Hi-Power, the joint venture which produces the Gen 2.3 battery system. On April 9, 2021, Hi-Power became our wholly-owned subsidiary after closing of the acquisition. Therefore, cost of sales subsequent to that date primarily consists of direct labor, direct material and the overhead that is directly tied to the production facility. Other items contributing to cost of sales were manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety, quality and production control and procurement, as well as transportation, logistics and facility related costs. We expect our cost of sales to exceed revenues in the near term as we continue to scale our business.
Research and development expenses
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
Income (loss) on equity in unconsolidated joint venture
The income (loss) on equity in unconsolidated joint venture represents our proportionate share of the income (loss) from our investment in Hi-Power, a joint venture established with Holtec Power, Inc. We acquired Holtec’s 51% interest in Hi-Power in April 2021.
Interest expense
Interest expense consists primarily of interest incurred on our convertible notes before the Merger, including the accretion of interest on convertible notes that contained embedded features that permit holders to demand immediate repayment of principal and interest for the three and six months ended June 30, 2020. All convertible notes were converted to common stock in connection with the Merger and no balance was outstanding as of June 30, 2021 and December 31, 2020. For the three and six months ended June 30, 2021, interest expense primarily consists of interest accretion on notes payable associated with the Hi-Power acquisition.

Remeasurement of equity method investment
Under the equity method, an investment is recorded at historical cost and adjustments are made to the value at the acquisition date based on percentage ownership in the investee. Our investment in Hi-Power was accounted for under the equity method until we fully acquired the company on April 9, 2021. We remeasured our previously held 49% ownership interest in Hi-Power at its acquisition date fair value and a loss was recorded for the difference between fair value and the historical cost.
Sale of state tax attributes
The sale of state tax attributes represents the benefit recorded from the sale of our State of New Jersey net operating loss carryforwards and R&D tax credits to third parties.
Loss from termination of pre-existing agreement
The company’s pre-existing agreement with Hi-Power was terminated at the time of the acquisition and a loss was recognized in the consolidated statement of operations.
Change in fair value, embedded derivative
The convertible notes issued during 2019 and 2020 contained an embedded derivative feature that could accelerate the repayment of the convertible notes upon a qualified financing event not within our control. This embedded derivative resulted in the recording of a premium or discount on convertible notes that were recognized in earnings upon their issuance. In connection with the Merger, all convertible notes were converted to common stock and the embedded derivative fair value was zero as of June 30, 2021 and December 31, 2020.
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

Results of Operations
Comparison of three months ended June 30, 2021 and 2020
The following table sets forth our operating results for the periods indicated:

	Three months Ended June 30		$	%
($ in thousands)	2021	2020	Change	Change
Revenue	$612	$—	$612	NM
Cost and expenses:
Cost of sales	12,364	53	12,311	23,228
Research and development expenses	3,647	2,248	1,399	62
General and administrative expenses	11,325	1,408	9,917	704
Loss on pre-existing agreement	22,516	217	22,299	10,276
Grant expense (income), net	(52)	263	(315)	(120)
Operating loss	(49,188)	(4,189)	(44,999)	1,074
Other income (expense)
Interest (expense) income, net	(154)	(15)	(139)	927
Interest expense, related party	—	(3,030)	3,030	(100)
Remeasurement of equity method investment	(7,480)	—	(7,480)	NM
Change in fair value, embedded derivative	—	1,358	(1,358)	(100)
Change in fair value, warrant liability	585	—	585	NM
Income (loss) on equity in unconsolidated joint venture	—	(8)	8	(100)
Sale of state tax attributes	2,194	—	2,194	NM
Net loss	$(54,043)	$(5,884)	$(48,159)	818
Revenue
Revenue was $0.6 million and nil for the three months ended June 30, 2021 and 2020, respectively, related to sales of our initial energy storage solution for specific customer application. In 2020, we transitioned our business to launch our next generation of energy storage solutions Gen 2.3 and no revenue was recognized during this period. After shipping our first Gen 2.3 customer order in January 2021, we shipped an additional customer order in the second quarter.
Cost of sales
Cost of sales increased by $12.3 million, or 23,228% with $0.1 million for the three months ended June 30, 2020 and $12.4 million for the three months ended June 30, 2021. After the acquisition of Hi-Power, our manufacturing facility for battery storage systems, cost of sales mainly includes cost of direct material, direct labor, manufacturing overhead, warranty cost, as well as scrap material and inventory adjustments for lower of cost or market and excess and obsolete inventory. Although the Company began to ship our new Gen 2.3 battery storage system to customers in January of 2021, we have not yet reached the full scale of our manufacturing capacity and are incurring increased manufacturing overhead costs. In addition, as we are still refining and improving our manufacturing process for commercial scale to assure stability and quality consistency, we incurred significant cost of scrap. We expect our overall gross margin percentage to improve as we further refine our manufacturing process, increase our sales, and spread our overhead costs over larger production volumes.
Research and development expenses
Research and development costs increased by $1.4 million or 62% from $2.2 million for the three months ended June 30, 2020 to $3.6 million for the three months ended June 30, 2021. The primary drivers for the increase were materials and supplies as well as payroll. Specifically, research and development materials increased by $0.7 million, as we continued testing of our Gen 2.3 battery systems. Further, we increased our R&D headcount, which resulted in $0.6 million increase of payroll and personnel costs.

General and administrative expenses
General and administrative expenses increased by $9.9 million or 704% from $1.4 million for the three months ended June 30, 2020 to $11.3 million for the three months ended June 30, 2021. Included in this is an increase in stock-based compensation for employees of $3.0 million. The increase of General and administrative expenses was further due to $3.0 million increase in payroll and personnel costs, as we continue to expand our workforce and hire new employees in various departments. The Company also incurred a $3.0 million increase in professional services, related to consulting, recruiting, legal, audit, and insurance associated with compliance, merger and acquisitions, as well as financing related activities.
Loss on pre-existing agreement
Loss on termination of pre-existing agreement increased by $22.3 million, or 10,276% from $0.2 million for the three months ended June 30, 2020 to $22.5 million for the three months ended June 30, 2021. The loss was recognized as a result of our Hi-Power acquisition and the associated termination of the JV agreement.
Grant expense (income), net
Grant expense (income), net decreased by $0.3 million or 120% from $0.3 million expense for the three months ended June 30, 2020 to $0.1 million in income for the three months ended June 30, 2021. The decrease results from higher grant income earned for the three months ended June 30, 2021 and the level of research and development activity related to our grants from the California Energy Commission.
Income (loss) on equity in unconsolidated joint venture
The income (loss) from equity in unconsolidated joint venture is attributable to the results of our joint venture Hi-Power. The joint venture commenced its principal operations related to the manufacturing of our Gen 2.3 battery system in the fourth quarter of 2020, therefore the joint venture incurred losses in the three months ended June 30, 2020. Hi-Power became a wholly owned subsidiary on April 9, 2021 and its operational results are consolidated within the Company’s Statement of Operations for the three and six months ended June 30, 2021 .
Interest expense — related party
Interest expense-related party decreased by $3.0 million or 100% from $3.0 million for the three months ended June 30, 2020 to $— for the three months ended June 30, 2021. The interest expense related to the convertible notes the Company issued in 2019 and 2020, which were converted to common stock in connection with the Merger. No balance was outstanding during the three months ended June 30, 2021.
Remeasurement of equity method investment
During the three months ended June 30, 2021, we recognized a $7.5 million loss on our equity method investment in Hi-Power. This loss on our equity method investment resulted from remeasurement of our 49% ownership in Hi-Power on April 9, 2021 due to our acquisition of the remaining 51% interest previously held by Holtec.
Change in fair value, embedded derivative
The change in fair value of $1.4 million reflects the change in fair value of the embedded derivative feature on our convertible notes that was recorded through earnings. The convertible notes were fully converted to common stock in connection with the Merger, thus there was no balance for the three months ended June 30, 2021.
Change in fair value, warrants liability
The $0.6 million increase of change in fair value, warrants liability for the three months ended June 30, 2021 reflects the change in fair value of the private warrants classified as liability during the three months ended June 30, 2021.
Sale of state tax attributes
We recognized income of $2.2 million during the three months ended June 30, 2021, related to the sale of our state net operating losses and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.

Comparison of six months ended June 30, 2021 and 2020
The following table sets forth our operating results for the periods indicated:

	Six months Ended June 30		$	%
($ in thousands)	2021	2020	Change	Change
Revenue	$776	$—	$776	NM
Cost and expenses:
Cost of sales	12,464	110	12,354	11,231
Research and development expenses	8,700	4,478	4,222	94
General and administrative expenses	20,127	2,989	17,138	573
Loss on pre-existing agreement	30,368	995	29,373	2,952
Grant expense (income), net	(44)	609	(653)	(107)
Operating loss	(70,839)	(9,181)	(61,658)	672
Other income (expense)
Interest (expense) income, net	(175)	(110)	(65)	59
Interest expense, related party	—	(6,745)	6,745	(100)
Remeasurement of equity method investment	(7,480)	—	(7,480)	NM
Change in fair value, embedded derivative	—	843	(843)	(100)
Change in fair value, warrant liability	361	—	361	NM
Income (loss) on equity in unconsolidated joint venture	440	(39)	479	(1,228)
Sale of state tax attributes	2,194	—	2,194	NM
Net loss	$(75,499)	$(15,232)	$(60,267)	396
Revenue
Revenue was $0.8 million and nil for the six months ended June 30, 2021 and 2020, respectively, related to sales of our initial energy storage solution for specific customer application. In 2020, we transitioned our business to launch our next generation of energy storage solutions Gen 2.3 and no revenue was recognized during this period. After shipping our first Gen 2.3 customer order in January 2021, we shipped an additional customer order in the second quarter.
Cost of sales
Cost of sales increased by $12.4 million, or 11,231% from $0.1 million for the six months ended June 30, 2020 to $12.5 million for the six months ended June 30, 2021. Before the acquisition of Hi-Power, our cost of sales includes the purchase of the manufactured battery storage system from Hi-Power. Beginning in the second quarter with the acquisition of Hi-Power cost of sales mainly includes cost of direct material, direct labor, manufacturing overhead, warranty cost, as well as scrap material and inventory adjustments for lower of cost or market and excess and obsolete inventory. Although the Company began to ship our new Gen 2.3 battery storage system to customers in January of 2021, we have not yet reached the full scale of our manufacturing capacity and are incurring increased manufacturing overhead costs. In addition, as we are still refining and improving our manufacturing process for commercial scale to assure stability and quality consistency, we incurred significant cost of scrap. We expect our overall gross margin percentage to improve as we further refine our manufacturing process, increase our sales and spread our overhead costs over larger production volumes.
Research and development expenses
Research and development costs increased by $4.2 million or 94% from $4.5 million for the six months ended June 30, 2020 to $8.7 million for the six months ended June 30, 2021. The primary driver for the increase was additional expenses related to materials and supplies. Specifically, battery testing and R&D materials increased by $3.3 million, as we continued testing of our Gen 2.3 battery systems. Further, we increased our R&D headcount, which resulted in $1.2 million increase of payroll and personnel costs.

General and administrative expenses
General and administrative expenses increased by $17.1 million, or 573% from $3.0 million for the six months ended June 30, 2020 to $20.1 million for the six months ended June 30, 2021. Included in this is an increase in stock-based compensation for employees of $5.4 million. The increase of General and administrative expenses was further due to $4.0 million increase in payroll costs, as we continue to expand our workforce and hire new employees in various departments. The Company also incurred a $5.9 million increase in professional services, related to consulting, legal, audit, and insurance associated with compliance, merger and acquisitions, as well as financing related activities.
Loss on pre-existing agreement
Loss on termination of pre-existing agreement increased by $29.4 million, or 2,952% from $1.0 million for the six months ended June 30, 2020 to $30.4 million for the six months ended June 30, 2021.The loss was recognized as a result of our Hi-Power acquisition and the associated termination of the JV agreement.
Grant expense (income), net
Grant expense (income), net decreased by $0.7 million, or 107% from $0.6 million expense for the six months ended June 30, 2020 to $0.04 million income for the six months ended June 30, 2021. The decrease results from higher grant income earned for the six months ended June 30, 2021 and the level of research and development activity related to our grants from the California Energy Commission.
Income (loss) on equity in unconsolidated joint venture
The income (loss) from equity in unconsolidated joint venture is attributable to the results of our joint venture Hi-Power. The joint venture commenced its principal operations related to the manufacturing of the Gen 2.3 battery system in the fourth quarter of 2020, therefore the joint venture incurred losses in the six months ended June 30, 2020 and turned a profit in 2021. As we acquired the remaining 51% ownership in Hi-Power on April 9, 2021, the operational results of Hi-Power are included in our Statement of Operations since that date.
Interest expense — related party
Interest expense-related party decreased by $6.7 million or 100% from $6.7 million for the six months ended June 30, 2020 to nil for the six months ended June 30, 2021. The interest expense related to the convertible notes the Company issued in 2019 and 2020, which were converted to common stock in connection with the Merger. No balance was outstanding during the six months ended June 30, 2021.
Remeasurement of equity method investment
During the six months ended June 30, 2021, we recognized a $7.5 million loss on our equity method investment in Hi-Power. This loss on our equity method investment resulted from remeasurement of our 49% ownership in Hi-Power on April 9, 2021 due to our acquisition of the remaining 51% interest previously held by Holtec.
Change in fair value, embedded derivative
The change in fair value of $0.8 million reflects the change in fair value of the embedded derivative feature on our convertible notes that was recorded through earnings. The convertible notes were fully converted to common stock in connection with the Merger, thus there was no balance for the six months ended June 30, 2021.
Change in fair value, warrants liability
The $0.4 million increase of change in fair value, warrants liability for the six months ended June 30, 2021 reflects the change in fair value of the private warrants classified as liability during the six months ended June 30, 2021.
Sale of state tax attributes
We recognized income of $2.2 million during the six months ended June 30, 2021, related to the sale of our state net operating losses and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.

Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $74.7 million. Since our inception, we have financed our operations primarily through funding received from the private placement of convertible notes and the issuance of common and preferred units. In November 2020, we received $142.3 million in connection with the consummation of the Merger and the private placement upon the Closing. In July 2021, we received $100 million in proceeds from the issuance of convertible notes to Koch (refer to footnote 20 in our condensed consolidated financial statements). This investment allows the Company to continue the expansion of our opportunity pipeline and optimization of our manufacturing processes and technology.
We expect capital expenditures and working capital requirements to increase as we seek to execute on our growth strategy. We currently anticipate that total capital expenditures for fiscal 2021 will be approximately $20 to $30 million which will be used primarily for additional equipment, automation, and implementation to increase our capacity and efficiency to meet our customers’ needs. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of existing equipment, our sales pipeline, our operating results, and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations and notes issued to Koch, will be sufficient to meet our capital expenditure and working capital requirements for the next twelve months.
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Six months ended June 30,
($ in thousands)	2021	2020
Net cash used in operating activities	$(48,887)	$(1,012)
Net cash used in investing activities	(15,784)	(1,951)
Net cash provided by financing activities	17,508	3,021
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
Net cash used in operating activities was $48.9 million for the six months ended June 30, 2021 which is comprised of our net loss of $75.5 million, adjusted for non-cash charges, including stock-based compensation of $5.7 million, depreciation and amortization of $1.1 million, and a loss from remeasurement of equity investment of $7.5 million. The net cash inflow from changes in operating assets and liabilities was $13.2 million, primarily driven by an increase in notes payable of $18.4 million, increase in contract liability of $1.3 million, an increase in accounts payable and accrued expenses of $1.4 million, offset by a decrease in provision for firm purchase commitments of $3.4 million, an increase in vendor deposits of 3.2 million and an increase in inventory of $1.6 million. The cash used in operating activities includes $15.1 million payments made to Holtec in connection with the termination of the JV agreements. In addition, a significant amount of cash was spent on materials to refine and improve our manufacturing process as well as research and development activities to improve quality consistency.
Net cash used in operating activities was $1.0 million for the six months ended June 30, 2020 which is comprised of our net loss of $15.2 million, adjusted for non-cash interest expense on our convertible debt of $6.7 million and other non-cash charges, including depreciation and amortization of $0.8 million and change in fair value of embedded derivative of $0.8 million. The net cash inflow from changes in operating assets and liabilities was $7.5 million, primarily driven by an increase in accounts payable and accrued expenses of $2.6 million and a $4.1 million decrease in receivable on sale of state tax attributes.
Cash flows from investing activities:
Our cash flows from investing activities for the six months ended June 30, 2021 have been comprised primarily of payments made for the Hi-Power acquisition of $0.2 million, purchases of property and equipment of $7.5 million, investment in joint venture of $4.0 million, and notes receivable advanced to customers of $4.1 million.
Net cash used in investing activities for the six months ended June 30, 2020 includes $1.4 million in purchases of property and equipment and $0.6 million of investments in joint venture.

Cash flows from financing activities:
Net cash provided by financing activities was $17.5 million for the six months ended June 30, 2021, primarily due to the proceeds received from warrants exercised of $16.9 million and from options exercised of $0.8 million.
Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2020 and included proceeds from the issuance of convertible notes of $2.6 million and $0.5 million from the issuance of contingently redeemable preferred units.
We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments at June 30, 2021. See Note 9 — Commitment and contingencies and Note 14 - Long term debt for a further description of these obligations and commitments.

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Paycheck Protection Program Loan	$1,152	1,152	—	—	—
Notes Payable, include interest	$20,000	5,000	10,000	5,000	—
Operating and capital lease	$5,095	1,135	1,859	1,931	170
Firm purchase commitment	$20,602	20,602	—	—	—
Total	$46,849	27,889	11,859	6,931	170

At June 30, 2021, we had agreements to provide loans to our customers for $11.3 million. $4.2 million was drawn on that commitment as of June 30, 2021. Additionally, the above does not reflect the obligation to pay the cash amount to Holtec described in “Recent Developments.”
To further execute our business strategy, we intend to continue to make investments to support our business and will require additional funds. In particular, we will require additional funds to develop new products and enhance existing products, expand our operations, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, products and other assets.
Off-Balance Sheet Arrangements
On January 10, 2020, the Company entered into a one-year invoice securitization facility (the “LSQ Invoice Purchase Agreement Facility”) pursuant to (i) an Invoice Purchase Agreement (the “IPA”), as sellers, (the “Seller”), and LSQ Funding Group, L.C. (“LSQ”), as purchaser (the “Purchaser”). Under the terms of the IPA, the Company contributed certain invoices, related collections and security interests (collectively, the “Invoices”) to LSQ on a revolving basis. Under the terms of the IPA, the Company issued to the Purchasers an ownership interest in the Invoices for up to $3.5 million in cash proceeds. This facility was terminated in September 2020. During the six months ended June 30, 2020, the Company received $5.3 million from the IPA.
As of June 30, 2021 and December 31, 2020, we did not have any off balance sheet receivables outstanding nor did we incur any costs associated with off-balance sheet arrangements. We did not have any other material off-balance sheet arrangements as of June 30, 2021 and December 31, 2020.
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

Principles of Consolidation and Reverse Acquisition
The Merger was accounted for as a reverse recapitalization in accordance with ASC 805, Business combination. Under this method of accounting, BMRG has been treated as acquiree and EES is treated as acquirer for financial reporting purposes. This determination was primarily based on current shareholders of EES having a relative majority of the voting power of the combined entity, the operations of EES prior to the acquisition comprising the only ongoing operations of the combined entity, and senior management of EES comprising the majority of the senior management of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of EES with the acquisition being treated as the equivalent of EES issuing stock for the net assets of BMRG, accompanied by a recapitalization. The net assets of BMRG were recognized at historical cost as of the date of the Merger, with no goodwill or other intangible assets recorded.

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
Fair Value Measurement
The Company estimated the original fair value of the contingently issuable common stock that is contingently issuable at the date of Closing based on a Monte Carlo Stimulation pricing model considering stock price of the Company, the risk free rate of 0.41% and a volatility of 55% utilizing a peer group based on five year term.
The fair values of the Sponsor Earnout Shares on the date of Closing were estimated using a Monte Carlo simulation based on the stock price of the Company, a risk free rate of 0.41% and a volatility of 55% utilizing a peer group based on a five year term. The fair value of the first tranche of Sponsor Earnout Shares that vested on December 16, 2020 was based on the closing share price of the Company’s publicly traded stock on that date.
Private Placement Warrants are classified as Level 2 financial instruments of the fair value hierarchy. The transfer of the Private Placement Warrants to anyone outside of a small group of individuals constituting the Sponsors of the Company would result in the Private Placement Warrants becoming Public warrants. Thus, the fair value of each Private Placement Warrant is the same as that of a Public warrants, which are publicly traded, with an insignificant adjustment for short-term marketability restrictions.
Stock-based compensation is estimated at the grant date based on the fair value of the awards and is recognized as expense over the service period. We estimate the fair value of stock options and stock purchase warrants using the Black-Scholes option pricing model.
The fair value of our long-term debt was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs.

Convertible Notes Payable
We record conventional convertible debt in accordance with ASC 470-20, Debt with Conversion and Other Options. Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Convertible instruments that are not bifurcated as a derivative, and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether their conversion prices create an embedded beneficial conversion feature at inception or may become beneficial in the future due to potential adjustments. A beneficial conversion feature is deemed to be a nondetachable conversion feature that is “in-the-money” at the commitment date. The in-the-money portion, also known as the intrinsic value of the option, is recorded in equity, with an offsetting discount to the carrying amount of convertible debt to which it is attached. The intrinsic value of the beneficial conversion feature within its convertible debt, including amortization of the debt discount recorded in connection with a beneficial conversion feature, was not material to our financial statements.
The convertible notes issued before the Merger contained an embedded derivative feature that could accelerate the repayment of the convertible notes upon either a qualified financing event or the note holders’ put exercise. For the six months ended June 30, 2020, embedded derivative liabilities with an initial fair value of $199 were recognized.
During the three and six months ended June 30, 2020 a change in fair value of embedded derivative gain of $1,358 and $843 was recognized, respectively. The fair value of the embedded derivative was zero as of June 30, 2021 and December 31, 2020 as a result of the conversion of the notes in connection with the Merger.
Business Combinations
We account for business combinations using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. Identifiable assets acquired and liabilities assumed are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. The Company uses information available to it to make fair value determinations and engaged independent valuation specialists to assist in the fair value determination for the acquisition of Hi-Power. The fair value is determined using the income approach, cost approach and/or market approach. Determining the fair value of purchase consideration, assets acquired, liabilities assumed, as well as the Joint Venture agreement the Company terminated in connection with the acquisition requires management’s judgment. The fair value determination of the Joint Venture agreement and of the consideration transferred in exchange for the Hi-Power business involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected cash flows and the discount rate.
This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we receive new information that requires us to retroactively adjust provisional amounts that we have recorded for the fair values of assets, liabilities, and the contract the Company terminated in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting resulting from our lack of (i) a formalized internal control framework, (ii) segregation of duties in the financial reporting process, (iii) review and approval of journal entries, and (iv) management review controls. These deficiencies are a result of our previously smaller footprint as a private company, and we are building our team to meet the requirements as a public company. These material weaknesses resulted in the revision of our consolidated financial statements as of and for the year ended December 31, 2020. Specifically, while the classification of Private Placement Warrants with provisions like those of ours as equity was broadly accepted industry practice, our management, due to our lack of a formalized internal control framework, did not identify the error in this accounting practice until the SEC’s issuance of their statement calling out this treatment and management's consideration thereof.
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
Material Weakness Remediation Efforts
We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions have been identified and initiated as of June 30, 2021:
•We hired several full-time accounting resources with appropriate levels of experience and reallocated responsibilities across the finance organization. This measure provides for segregation of duties and that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review.
•We engaged a professional accounting services firm to assist us in the design and documentation of our formal policies, processes and internal controls for complying with the Sarbanes-Oxley Act.
•We developed a project plan for the implementation of internal controls over financial reporting across the organization and have begun executing on that plan. Specifically, we have designed controls across several business cycles and have begun integrating these controls into our processes.
The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we will further refine our remediation plan and take additional actions to address control deficiencies or modify certain of the remediation measures described above.
While progress has been made to enhance our internal control over financial reporting, we are still in the process of designing, implementing, documenting, and testing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We will continue to devote significant time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls are fully implemented, have operated for a sufficient period of time and management has concluded that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for the changes described in the preceding paragraph, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
4.1	Amended and Restated Registration Rights Agreement, dated May 10, 2021, by and between the Registrant, B. Riley Principal Sponsor Co. II, LLC and the other parties thereto	8-K	001-39291	4.01	May 10, 2021

4.2	Amended and Restated Registration Rights Agreement, dated May 10, 2021, by and among the Company and the security holders party thereto	8-K	001-39291	4.02	May 10, 2021

10.1	Unit Purchase Agreement, dated April 8, 2021	8-K	001-39291	10.1	April 14, 2021

10.2	Form of Transition Services Agreement (included in Exhibit 10.1)	8-K	001-39291	10.2	April 14, 2021

10.3	Investment Agreement, dated as of July 6, 2021, among Eos Energy Enterprises, Inc. and Spring Creek Capital, LLC	8-K	001-39291	10.1	July 7, 2021

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________
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

EOS ENERGY ENTERPRISES, INC.

Date: August 11, 2021	By:	/s/ Joe Mastrangelo
	Name:	Joe Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Sagar Kurada
	Name:	Sagar Kurada
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)