Form 10-Q
period 2021-09-30
Eos Energy Enterprises, Inc.
filed 2021-11-10
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The registrant had outstanding 53,698,840 shares of common stock as of November 5, 2021.

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets As Of September 30, 2021 (Unaudited) And December 31, 2020	2
	Condensed Consolidated Statements Of Operations For The Three Months and Nine Months Ended September 30, 2021 (Unaudited) And September 30, 2020 (Unaudited)	4
	Condensed Consolidated Statements Of Shareholders’ Equity (Deficit) For The Three and Nine Months Ended September 30, 2021 (Unaudited) And September 30, 2020 (Unaudited)	5
	Condensed Consolidated Statements Of Cash Flows For The Nine Months Ended September 30, 2021 (Unaudited) And September 30, 2020 (Unaudited)	7
	Notes To Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations	31
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	44
Item 4.	Controls And Procedures	44

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1a.	Risk Factors	46
Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
Signatures		48

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATED BALANCE SHEETS ($ IN THOUSANDS) As of September 30, 2021 and December 31, 2020

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$144,194	$121,853
Restricted cash	525	—
Grants receivable	948	131
Accounts receivable	1,406	—
Inventory	4,996	214
Vendor deposits	15,400	2,390
Notes receivable	91	—
Prepaid and other current assets	1,517	2,779
Total current assets	169,077	127,367

Property and equipment, net	10,279	5,653
Intangible assets, net	290	320
Goodwill	4,331	—
Investment in joint venture	—	3,736
Security deposits	1,249	825
Notes receivable, long term	4,656	100
Other assets	194	263
Total assets	$190,076	$138,264

LIABILITIES AND MEMBERS EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$13,175	$8,471
Accounts payable and accrued expenses - related parties	—	2,517
Provision for firm purchase commitments	—	1,585
Capital lease, current portion	6	11
Long-term debt, current portion	6,504	924
Contract liabilities	1,199	77
Total current liabilities	20,884	13,585
Long term liabilities
Deferred rent	796	762
Capital lease	—	4
Long-term debt	18,851	427
Warrants liability	1,635	2,701
Convertible notes - related party	87,990	—
Interest payable - related party	1,500	—
Total long term liabilities	110,772	3,894
Total liabilities	131,656	17,479

COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS' EQUITY
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 53,698,840 and 48,943,082 shares outstanding at September 30, 2021 and December 31, 2020, respectively	5	5
Contingently Issuable Common Stock	—	17,600
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding at September 30, 2021 and December 31, 2020	—	—

	September 30, 2021	December 31, 2020
Additional paid in capital	444,349	395,491
Accumulated deficit	(385,934)	(292,311)
Total shareholders' equity	58,420	120,785
Total liabilities and shareholders’ equity	$190,076	$138,264
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ($ IN THOUSANDS)
For the three months and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Total revenue	$718	$35	$1,494	$35

Costs and expenses
Cost of goods sold	12,904	6,051	25,368	6,161
Research and development expenses	5,118	3,882	13,818	8,360
Selling, general and administrative expenses	8,825	4,567	28,952	7,556
Loss (gain) on pre-existing agreement	—	(310)	30,368	685
Grant expense, net	157	119	113	728
Total costs and expenses	27,004	14,309	98,619	23,490

Operating loss	(26,286)	(14,274)	(97,125)	(23,455)

Other income (expense)
Interest expense, net	(132)	(5)	(307)	(115)
Interest expense, related party	(3,611)	(16,621)	(3,611)	(23,366)
Remeasurement of equity method investment	—	—	(7,480)	—
Change in fair value, embedded derivative	9,927	878	9,927	1,721
Change in fair value, warrants liability	705	—	1,066	—
Income (loss) from equity in unconsolidated joint venture	—	(94)	440	(133)
Gain on debt forgiveness	1,273	—	1,273	—
Sale of state tax attributes	—	—	2,194	—
Net loss	$(18,124)	$(30,116)	$(93,623)	$(45,348)

Basic and diluted loss per share attributable to common shareholders[1]
Basic	$(0.34)	$(7.66)	$(1.79)	$(11.54)
Diluted	$(0.34)	$(7.66)	$(1.79)	$(11.54)

Weighted average shares of Common Stock[2]
Basic	53,636,894	3,930,336	52,307,820	3,930,336
Diluted	53,636,894	3,930,336	52,307,820	3,930,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
1 Retroactive application of recapitalization given effect herein
2 Retroactive application of recapitalization given effect herein

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) ($ IN THOUSANDS)
For the three months ended September 30, 2021 and 2020

	Common Stock		Additional	Contingently	Accumulated	Total
	Shares	Amount	Paid in capital	Issuable Common Stock	Deficit
Balance, June 30, 2020	3,930,336	$—	$20,402	$—	$(219,300)	$(198,898)
Stock-based compensation	—	—	214	—	—	214
Net loss	—	—	—	—	(30,116)	(30,116)
Balance, September 30, 2020	3,930,336	$—	$20,616	$—	$(249,416)	$(228,800)

Balance, June 30, 2021	53,353,858	$5	$436,372	$—	$(367,810)	$68,567
Stock-based compensation	—	—	4,412	—	—	4,412
Exercise of options	36,660	—	318	—	—	318
Exercise of warrants	282,332	—	3,247	—	—	3,247
Vesting of restricted units	25,990	—	—	—	—	—
Net loss	—	—	—	—	(18,124)	(18,124)
Balance, September 30, 2021	53,698,840	$5	$444,349	$—	$(385,934)	$58,420

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) ($ IN THOUSANDS)
For the nine months ended September 30, 2021 and 2020

	Common Stock[3]		Additional	Contingently	Accumulated	Total
	Shares	Amount	Paid in capital	Issuable Common Stock	Deficit
Balance, December 31, 2019	3,930,336	$—	$20,346	$—	$(204,068)	$(183,722)
Stock-based compensation	—	—	270	—	—	270
Net loss	—	—	—	—	(45,348)	(45,348)
Balance, September 30, 2020	3,930,336	$—	$20,616	$—	$(249,416)	$(228,800)

Balance, December 31, 2020	48,943,082	$5	$395,491	$17,600	$(292,311)	$120,785
Stock-based compensation	—	—	10,085	—	—	10,085
Release of Block B Sponsor Earnout Shares from restriction[4]	859,000	—	—	—	—	—
Issuance of Contingently Issuable Common Stock[5]	1,999,185	—	17,600	(17,600)	—	—
Exercise of stock options	123,837	—	1,074	—	—	1,074
Exercise of public warrants	1,747,746	—	20,099	—	—	20,099
Vesting of restricted units	25,990	—	—	—	—	—
Net loss	—	—	—	—	(93,623)	(93,623)
Balance, September 30, 2021	53,698,840	$5	$444,349	$—	$(385,934)	$58,420
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
3 Retroactive application of recapitalization given effect herein
4 See Note 18 for discussion of Sponsor Earnout Shares
5 See Note 18 for discussion of Contingently Issuable Common Stock

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ($ IN THOUSANDS) For the nine months ended September 30, 2021 and 2020

	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net loss	$(93,623)	$(45,348)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	10,085	270
Depreciation and amortization	1,794	1,142
Gain on debt forgiveness	(1,273)	—
Loss from disposal of property and equipment	11	—
Remeasurement of equity method investment	7,480	—
Loss (income) from equity in unconsolidated joint venture	(440)	133
Amortization of debt issuance cost	1,330	—
Accreted interest on convertible notes payable - related party	781	23,366
Change in fair value, embedded derivative	(9,927)	(1,721)
Change in fair value, warrants liability	(1,066)	—
Changes in operating assets and liabilities (net of assets and liabilities acquired)
Receivable on sale of state tax attributes	—	4,060
Prepaid and other current assets	1,339	273
Inventory	(2,116)	(78)
Grants receivable	(817)	40
Accounts receivable	(1,406)	(35)
Vendor deposits - related party	—	(3,143)
Vendor deposits	(7,173)	(394)
Security deposits	(424)	(2)
Other assets	70	6
Accounts payable and accrued expenses	1,576	3,612
Accounts payable and accrued expenses - related parties	(2,517)	1,494
Provision for firm purchase commitments	(5,475)	5,807
Contract liabilities	1,122	10
Deferred rent	34	87
Notes payable	18,530	—
Interest payable-related party	1,500	—
Net cash used in operating activities	(80,605)	(10,421)

Cash flows from investing activities
Investment in notes receivable	(4,724)	—
Business acquisition, net of cash acquired	(160)	—
Investment in joint venture	(4,000)	(1,561)
Purchases of property and equipment	(11,346)	(1,839)
Net cash used in investing activities	(20,230)	(3,400)

Cash flows from financing activities
Capital lease payments	(9)	(8)
Proceeds from exercise of stock options	1,074	—
Proceeds from exercise of public warrants	20,099	—
Proceeds from Paycheck Protection Program loan	—	1,257
Proceeds from issuance of Convertible notes - related party	100,000	8,839
Payment made for debt issuance cost	(4,369)	—

	September 30, 2021	September 30, 2020
Proceeds from equipment financing facility	7,000	—
Repayment of other financing	(94)	(49)
Proceeds from other financing	—	195
Issuance of contingently redeemable preferred units	—	9,259
Net cash provided by financing activities	123,701	19,493

Net increase in cash, cash equivalents and restricted cash	22,866	5,672
Cash, cash equivalents and restricted cash, beginning of the period	121,853	862
Cash, cash equivalents and restricted cash, end of the period	$144,719	$6,534

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$355	$329
Accrued and unpaid deferred transaction costs	$—	$2,386

Supplemental disclosures
Cash paid for interest	$—	$115
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	September 30, 2021	September 30, 2020

Cash and cash equivalents	$144,194	$6,534
Restricted cash	525	—
Total cash, cash equivalents and restricted cash	144,719	6,534
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
Restricted cash
Restricted cash on September 30, 2021 and December 31, 2020 was approximately $525 and $—, respectively, on the Company’s condensed consolidated balance sheets. All of the restricted cash on September 30, 2021 was held by the bank as collateral for the Company’s corporate credit cards and subject to withdrawal restriction.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustment has been made to the Consolidated Balance sheet for the year ended December 31, 2020, to reclassify notes receivable from other assets. In addition, the loss (gain) on pre-existing agreement for the three and nine months ended September 30, 2020 was reclassified from selling, general and administrative expense to loss on pre-existing agreement on the Condensed Consolidated Statement of Operations.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
1.Nature of Operations and Summary of Significant Accounting Policies (cont.)
Recent Accounting Pronouncements
As an “emerging growth company,” or EGC, under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, the Company has made an election under Section 107 of the JOBS Act to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards and has been following requirements applicable to private companies for adopting new and updated accounting standards. Based on the value of the Company's common stock held by non-affiliates on June 30, 2021, the Company will become a large accelerated filer as of and for the year ending December 31, 2021 and will follow adoption guidance mandated for non-EGC entities.
In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting guidance to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. As of December 31, 2021, the Company will become a large accelerated filer and as a result, the guidance under ASU 2016-02 is effective for the Company's Annual Report on Form 10-K to be filed for the year ended December 31, 2021, with an effective date of adoption of January 1, 2021. The Company is currently evaluating the impact on its consolidated financial statements, including the impact of available accounting policy elections.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in ASU 2016-13 will provide more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which extends the effective date for adoption of ASU 2016-13 for certain entities. As of December 31, 2021, the Company will become a large accelerated filer and as a result, the guidance under ASU 2016-13 and ASU 2019-10 is effective for the Company's Annual Report on Form 10-K to be filed for the year ended December 31, 2021. The Company will record a cumulative effect adjustment to retained earnings retroactive to January 1, 2021, the date of adoption. The Company is currently evaluating the impact on its consolidated financial statements, including the impact of the available accounting policy elections.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The Company has adopted this ASU in the first quarter of 2021. The adoption did not have an impact on the Company's condensed consolidated financial statements.
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

2. Acquisition (cont.)

The obligations and rights of both parties under the pre-existing Joint Venture Agreement were terminated at the time of acquisition and $32,750 of the fair value of the consideration transferred was allocated to the termination of such agreement, which resulted in a loss on pre-existing agreement of $— and $30,368 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company had paid $10,283 on the date of closing and $5,000 notes payable due on May 31, 2021. The present value of the remaining payments was recorded as debt, which as of September 30, 2021 includes a current portion of $4,883 and a long-term portion of $13,647.
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
The Company expects the goodwill recognized as part of the acquisition will be deductible for U.S. income tax purposes. The Company also incurred insignificant non-consideration acquisition expenses including legal and accounting services related to the acquisition, which are recorded in selling, general and administrative expenses on the Company’s condensed consolidated statement of operations.
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
3. Revenue Recognition (cont.)

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Contract Assets	$13	$—	$—	$—
Contract Liabilities	1,199	$77	$310	$300
The Company recognizes contract assets resulting from the timing of revenue recognition and invoicing. Contract liabilities primarily relate to advance consideration received from customers in advance of the Company satisfying performance obligations under contractual arrangements. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The contract assets were recorded in prepaid and other current assets as of September 30, 2021.
Contract assets increased by $13 and $— during the nine months ended September 30, 2021 and 2020, respectively. Contract liabilities increased by $1,122 during the nine months ended September 30, 2021 and increased by $10 during the nine months ended September 30, 2020, respectively.
The Company recognized $77 of revenue during the nine months ended September 30, 2021 that was included in the contract liability balance at December 31, 2020 and $240 during the three months ended September 30, 2021 that was included in the contract liability balance at June 30, 2021. No revenue was recognized for three and nine months ended September 30, 2020 that was included in the contract liability balance at the beginning of the period.
Transaction Price Allocated to Remaining Performance Obligations
Contract liabilities of $1,199 as of September 30, 2021 are expected to be recognized within the next twelve months.
4. Inventory
Since we acquired the remaining 51% interest in Hi-Power on April 9, 2021, our inventory balances as of September 30, 2021 include all inventories held at our manufacturing facility, Hi-Power. The following table provides information about inventory balances:

	September 30, 2021	December 31, 2020
Finished goods	$768	$214
Work-in-process	73	—
Raw materials	4,155	—
Total Inventory, net	$4,996	$214
5. Property and Equipment, net
Property and equipment, net consisted of the following:

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
5. Property and Equipment, net (cont.)

	September 30, 2021	December 31, 2020	Useful lives
Equipment	$11,270	$7,055	5	—	10 years
Capital Lease	201	201	5 years
Furniture	584	211	5	—	10 years
Leasehold Improvements	2,841	2,732	Lesser of useful life/remaining lease
Tooling	2,212	523	2	—	3 years
Total	17,108	10,722
Less: Accumulated Depreciation	(6,829)	(5,069)
	$10,279	$5,653
Depreciation and amortization expense related to property and equipment was $687 and $382 for the three months ended September 30, 2021 and 2020, and $1,764 and $1,112 for the nine months ended September 30, 2021 and 2020, respectively.
6. Intangible Assets
Intangible assets consist of various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years.
For the three months ended September 30, 2021 and 2020, the Company recorded amortization expenses of $10 for each period related to patents. For the nine months ended September 30, 2021 and 2020, the Company recorded amortization expenses of $30 for each period related to patents.
Estimated future amortization expense of intangible assets as of September 30, 2021 are as follows:

Remainder of 2021	$10
2022	40
2023	40
2024	40
2025	40
Thereafter	120
Total	$290
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
The joint venture commenced manufacturing activities in the fourth quarter of 2020. Contributions made to the JV were $— and $1,011, respectively for the three months ended September 30, 2021 and 2020 and $4,000 and $1,561, respectively for the nine months ended September 30, 2021 and 2020.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
7. Investment in unconsolidated joint venture (cont.)
The investment income (loss) recognized from the unconsolidated joint venture under the equity method of accounting was $— and $(94) for the three months ended September 30, 2021 and 2020, respectively and $440 and $(133) for the nine months ended September 30, 2021 and 2020, respectively. Our investment in the unconsolidated joint venture as of December 31, 2020 was $3,736.
8. Notes receivable and Variable interest entities (“VIEs”) consideration
Notes receivable consist primarily of amounts due to us related to the financing we offered to customers. We report notes receivable at the principal balance outstanding less an allowance for losses. We monitor the financial condition of the notes receivable and record provisions for estimated losses when we believe it is probable that the holders of the notes receivable will be unable to make their required payments. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. The Company had notes receivable of $4,747 and $100 outstanding as of September 30, 2021 and December 31, 2020, respectively, with no loss reserved for the uncollectible balances.
The customers to whom we offer financing through notes receivables are VIEs. However, the Company is not the primary beneficiary, because we do not have power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. The VIEs are not consolidated into the Company’s financial statements but rather disclosed in the notes to our financial statements under ASC 810-10-50-4. The maximum loss exposure is limited to the carrying value of notes receivable as of the balances sheet dates.
At September 30, 2021, we had agreements to provide loans to our customers for $11,348. $4,824 was drawn on those commitments as of September 30, 2021. The funding under certain loan agreements is contingent on reaching certain milestones defined by the agreements.
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
Total rent expense including common area maintenance was $338 and $123 for the three months ended September 30, 2021 and 2020, and $885 and $570 for the nine months ended September 30, 2021 and 2020, respectively.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
9. Commitments and Contingencies (cont.)
Future minimum lease commitments as of September 30, 2021 are as follows:

	Operating	Capital
Remainder of 2021	$282	$3
2022	1,160	4
2023	825	—
2024	895	—
2025	966	—
Later years	679	—
Total minimum lease payments	$4,807	$7
Less amounts representing interest		1
Present value of minimum lease payments		$6
Firm Purchase Commitments
To ensure adequate and timely supply of raw material for production, the Company from time to time enters into non-cancellable purchase contracts with vendors. At the end of each reporting period, the Company evaluates its non-cancellable firm purchase commitments and records a loss, if any, using the same lower of cost or market approach. In assessing the potential loss provision, we use the stated contract price and expected production volume under the relevant sales contract. The Company records a purchase commitment loss if the net realizable value of the inventory is less than the cost. As of September 30, 2021, the Company had open purchase commitments of $16,937 under these contracts and no provision for firm purchase commitments was recorded.
10. Grant Expense, Net
Eos was approved for two grants by the California Energy Commission (“CEC”) totaling approximately $7,000. In accordance with the grant agreements, Eos is responsible for conducting studies to demonstrate the benefits of certain energy-saving technologies to utility companies and consumers in the State of California and is entitled to receive portions of the grants based upon expenses incurred.
For the three months ended September 30, 2021 and 2020, Eos recorded grant (income) expense, net of $157 and $119, respectively, which comprised of grant income of $976 and $172 and grant costs of $1,133 and $291. For the nine months ended September 30, 2021 and 2020, Eos recorded grant (income) expense, net of $113 and $728, respectively, which comprised of grant income of $1,953 and $381 and grant costs of $2,066 and $1,109. For the nine months ended September 30, 2020, Eos received $1,376 of payments from the CEC. The Company did not receive any payments from the CEC for the three months ended September 30, 2020 and for the three and nine months ended September 30, 2021.
As of September 30, 2021 and December 31, 2020, the Company had $— and $1,136 of deferred grant income, which were recorded in accounts payable and accrued expense on the condensed consolidated balance sheets, as well as a receivable in the amount of $948 and $131, respectively. The expenses incurred by Eos relate to the performance of studies in accordance with the respective grant agreements, and the grants received or receivable from the CEC are recorded as an offset to the related expenses for which the grant is intended to compensate the Company.
11. Income Taxes
For the nine months ended September 30, 2021, the reported income tax provision was nil and differs from the amount computed by applying the statutory US federal income tax rates of 21% to the income before income taxes due to pretax losses for which no tax benefit can be recognized, state and local taxes, nondeductible expenses, and nontaxable income for US income tax purposes.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
11. Income Taxes (cont.)
For the nine months ended September 30, 2020, the reported income tax provision was nil and differs from the amount computed by applying the statutory US federal income tax rates of 21% to the income before income taxes due to pretax losses for which no tax benefit can be recognized, state and local taxes, and nondeductible expenses for US income tax purposes.
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
At each balance sheet date, management assesses the likelihood that Eos will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that Eos will be able to utilize its deferred tax assets at September 30, 2021 and September 30, 2020 due to cumulative losses. Therefore, Eos has a valuation allowance against its net deferred tax assets.
At September 30, 2021, Eos has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. Eos is not currently under examination by any taxing jurisdiction, and none of the uncertain tax positions is expected to reverse within the next 12 months.
At September 30, 2020, Eos has not recorded any unrecognized tax benefits associated with uncertain tax positions.
During the nine-month period ending September 30, 2021, the Company participated in the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program and sold a portion of its available 2019 and 2017 New Jersey net operating losses (“NOLs”) and 2019 research and development credits in the amounts of $20,126 and $548, respectively. For the nine months ended September 30, 2021, the Company has recognized a gain of $2,194 related to the sale in the condensed consolidated statement of operations. The lifetime cap of the transfer program is $20,000 of tax-effected attributes and the Company has sold approximately $14,000 as of September 30, 2021, leaving the Company with approximately $6,000 tax-effected attributes that may be sold in the future.
Eos files income tax returns in federal and various state jurisdictions. The open tax years for federal and state returns is generally 2016 and forward. In addition, NOLs generated in closed years and utilized in open years are subject to adjustment by the tax authorities. Eos is not currently under examination by any taxing jurisdiction.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in response to the Covid-19 pandemic. The CARES Act provided several forms of tax law changes, though Eos does not expect that any will have a material impact on the tax provision. During the nine-month period ending September 30, 2021, the Company requested and was granted loan forgiveness under the Small Business Administration Paycheck Protection Program (“PPP”). Eligible borrowers under the PPP were entitled to funds to cover expenses related to payroll, insurance, retirement benefits, and mortgages, with the option of loan forgiveness after certain conditions were met. As a result of qualifying for loan forgiveness, Eos recognized a gain of $1,273 from the outstanding loan, however, the CARES Act provides that any amounts forgiven are not taxable.
12. Related Party Transactions
Convertible Notes
For the nine months ended September 30, 2021, the Company issued $100,000 aggregate principal amount of convertible notes to Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc (the “2021 Convertible Notes” or the “Notes”). In connection with the 2021 Convertible Notes, the Company paid $3,000 to B. Riley Securities, Inc., a related party, who acted as a placement agent. Refer to Note 13 for more information.

EOS ENERGY ENTERPRISES, INC UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
12. Related Party Transactions (cont.)
For the nine months ended September 30, 2020, Eos issued convertible notes payable (the “Legacy Convertible Notes”) to certain members. Refer to Note 13 for further discussion.
Accounts Payable and Accrued Expenses
As of December 31, 2020, accounts payable and accrued expense - related parties contained $138 consultant fee payable to an affiliate. Additionally, amounts accrued to Holtec under the Joint Venture Agreement were $— and $2,382 as of September 30, 2021 and December 31, 2020, respectively, which was paid off in connection with the acquisition of Hi-Power. For the three and nine months ended September 30, 2020, $(310) and $685 were charged to loss (gain) on pre-existing agreement, respectively. For the nine months ended September 30, 2021, $30,368 was charged to loss on pre-existing agreement in connection with the Hi-Power acquisition. Refer to Note 2 for the acquisition details.
As of September 30, 2021, $1,500 of interest accrued from the 2021 Convertible Notes was recorded as interest payable - related party on the condensed consolidated balance sheet.
Vendor deposits
As of December 31, 2020, vendor deposits included a balance of $278 for deposits made to Hi-Power.
13. Convertible Notes - Related Party
2021 Convertible Notes
On July 6, 2021, the Company entered into an investment agreement (the “Investment Agreement”) with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc. (“Koch”) relating to the issuance and sale to Koch of the 2021 Convertible Notes in the aggregate principal amount of $100,000. The transactions contemplated by the Investment Agreement closed on July 7, 2021 (the “Issue Date”). The Maturity Date of the 2021 Convertible Notes is June 30, 2026, subject to earlier conversion, redemption, or repurchase. As of the Issue Date, Koch beneficially owned approximately 14% of the Company’s outstanding common stock.
The 2021 Convertible Notes are senior unsecured obligations of the Company and rank equal in right of payment to all senior unsecured indebtedness of the Company, and will rank senior in right of payment to any indebtedness that is contractually subordinated to the 2021 Convertible Notes.
Contractual Interest Rates - The 2021 Convertible Notes were issued at par and bear interest at a rate of 5% per year if interest is paid in cash, or, if interest is paid in-kind as an increase in the principal amount, at a rate of 6% per year. Interest on the 2021 Convertible Notes is payable semi-annually in arrears on June 30 and December 30. The Company, at its option, is permitted to settle each semi-annual interest payment in cash, in-kind, or any combination thereof.
Conversion Rights - The 2021 Convertible Notes are convertible at the option of the Holder at any time prior to the maturity date at an initial conversion rate of 49.9910 shares of the Company’s common stock per $1,000 of capitalized principal (the “Holder’s Conversion Rights”). The effective conversion price is approximately $20.00 per share. The conversion rate is subject to adjustment upon the occurrence of certain dilutive events such as stock splits and combinations, stock dividends, mergers and spin-off. For the three months ended September 30, 2021, there were no adjustments to conversion rate. As of September 30, 2021, 4,999,100 shares of the Company’s common stock were issuable upon conversion of the 2021 Convertible Notes. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof.
Optional Redemption - On or after June 30, 2024, the 2021 Convertible Notes will become redeemable at the Company’s option in the event the closing sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. The redemption price is equivalent to the principal amount of the 2021 Convertible Notes called for redemption, plus accrued and unpaid interest.

EOS ENERGY ENTERPRISES, INC UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
13. Convertible Notes - Related Party (cont.)
If, following the Company’s delivery of a redemption notice, the 2021 Convertible Notes are converted pursuant to the Holders’ Conversion Rights, the Company is required to make an additional cash payment to the converting Holder equal to the present value of all interest payments the Holder would have been entitled to receive had such 2021 Convertible Notes remained outstanding until June 30, 2026 (the “interest make-whole payment”). The present value is calculated using a discount rate equal to the risk-free rate plus 50 basis points and assuming interest accrued at the cash interest rate of 5% per year.
Contingent Redemption - Upon the occurrence of certain events, the Holder may require the Company to repurchase all or part of the principal amount of the 2021 Convertible Notes at a price equivalent to the principal amount of such 2021 Convertible Notes, plus accrued and unpaid interest. Such events include fundamental changes to the Company’s ownership and the delisting of the Company’s common stock from the Nasdaq. The occurrence of such events may result in the acceleration of the principal amount of the Convertible Notes, plus accrued and unpaid interest.
Embedded Derivatives - The interest make-whole payment can be triggered only in connection with an induced conversion, and therefore represents an adjustment to the settlement amount of the embedded conversion feature. Because this adjustment is calculated in a manner in which the cash payout may exceed the time value of the embedded conversion feature, the embedded conversion feature is precluded from being considered indexed to the Company’s own stock. Therefore, the embedded conversion feature does not qualify for the scope exceptions to derivative accounting prescribed by Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”).
The initial fair value of the embedded conversion feature was estimated to be $29,866, which the Company bifurcated from the 2021 Convertible Notes and accounts for separately. The embedded conversion feature is presented on the condensed consolidated balance sheet as a component of the 2021 Convertible Notes. The Company estimated the fair value of the embedded conversion feature using a binomial lattice model at the inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate and expected volatility. The effective debt yield involves unobservable inputs classified as Level 3 of the fair value hierarchy. The assumptions used to determine the fair value of the embedded conversion feature as of July 7, 2021 (inception) and September 30, 2021 and are as follows:

	July 7, 2021	September 30, 2021
Term	5 years	4.75 years
Dividend yield	—%	—%
Risk-free interest rate	0.8%	0.9%
Volatility	55.0%	55.0%
Effective debt yield	13.7%	16.3%

As of September 30, 2021, the fair value of the embedded conversion feature was $19,939. The Company recognized a gain of $9,927 attributable to the change in fair value of the embedded conversion feature for the three and nine months ended September 30, 2021.
Debt Issuance Costs - The Company incurred $4,194 of placement, advisory and legal fees in connection with the issuance of the 2021 Convertible Notes, including $3,000 paid to B. Riley Securities, Inc., a related party of the Company. The debt issuance costs were allocated to the 2021 Convertible Notes and the embedded conversion feature in proportion to the allocation of proceeds resulting from the bifurcation of the embedded conversion feature. $2,942 of the issuance costs were allocated to the 2021 Convertible Notes. These costs were accounted for as debt issuance costs and recorded as a reduction to the carrying value of the 2021 Convertible Notes. The remaining $1,252 was allocated to the embedded conversion feature. Because the embedded conversion feature is carried at fair value, these costs were expensed as incurred and included in the interest expense line item on the condensed consolidated statement of operations.
The following table summarizes interest expense recognized for the three and nine months ended September 30, 2021:

EOS ENERGY ENTERPRISES, INC UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
13. Convertible Notes - Related Party (cont.)

For the three and nine months ended September 30, 2021
Contractual interest expense	$1,500
Amortization of debt discount	781
Amortization of debt issuance costs	1,330
Total	$3,611

The fair value of the 2021 convertible notes as of September 30, 2021 was $85,430. The 2021 Convertible Notes as of September 30, 2021 are comprised of the following:

September 30, 2021
Principal	$100,000
Unamortized debt discount	(29,085)
Unamortized debt issuance costs	(2,864)
Embedded conversion feature	19,939
Aggregate carrying value	$87,990
As of September 30, 2021, the Company intends to repay the contractual interest due on December 30, 2021 in-kind as an increase to the principal amount. Therefore, $1,500 of accrued contractual interest attributable to the 2021 Convertible Notes was recorded as interest payable - related party as a non-current liability on the condensed consolidated balance sheet.
Legacy Convertible Notes
During the nine months ended September 30, 2020, the Company had the Legacy Convertible Notes outstanding which includes Convertible Notes issued from February 2019 to May 2019 (“Phase I Note”), 2019 Phase II notes Convertible Notes issued from June 2019 to December 31, 2019 (“2019 Phase II Notes”), and Convertible Notes issued in 2020 (“2020 Phase II Notes”). The 2020 Phase II notes with aggregate principal of $5,299 were issued during the nine months ended September 30, 2020. The Legacy Convertible Notes are secured by all assets and intellectual property of the Company. AltEnergy Storage Bridge, LLC (“AltEnergy”) and its affiliates have combined beneficial ownership in the Company exceeding 10% and therefore constitute a related party of the Company, pursuant to ASC 850, Related Parties. As of September 30, 2020, AltEnergy owned approximately 18% of the Company’s Common and Preferred Units.
The remaining note holders do not meet the definition of a related party under ASC 850. However, the Legacy Convertible Notes were issued to each of the note holders under identical terms, and AltEnergy serves as the administrative agent of all note holders under the Legacy Convertible Note agreements. Therefore, the disclosures within Note 13 encompass all of the Legacy Convertible Notes.
Concurrent to issuance of the 2019 and 2020 Phase II Notes, the Company entered into subscription agreements to sell Preferred Units to the Holders equal to the principal balance of the 2019 and 2020 Phase II Notes at a price of $0.50 per unit. The proceeds were allocated to the 2019 and 2020 Phase II Notes and Preferred Units based on their relative fair values at the date of issuance.
During the nine months ended September 30, 2020, the Company issued 2020 Phase II Notes, concurrently with Preferred Units to certain investors for aggregate cash proceeds of $10,598.
The proceeds were allocated to the 2020 Phase II Notes and Preferred Units based on their relative fair values at the date of issuance. During the nine months ended September 30, 2020, the Company recognized $1,759 attributable to the 2020 Phase II Preferred Units, which was recorded as a discount against the 2020 Phase II Notes. $1,075 of the of the 2020 Phase II Notes were issued to AltEnergy.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
13. Convertible Notes - Related Party (cont.)
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
Embedded Derivatives
Both the occurrence of a Qualified Financing and the exercise of the holders’ put options represent contingent events outside the Company’s control that can accelerate repayment of the Legacy Convertible Notes. Therefore, these features constitute embedded derivatives that require bifurcation pursuant to ASC 815-15, Embedded Derivatives.
During the nine months ended September 30, 2020, embedded derivative liabilities with initial fair value of $411 were recognized. These amounts were recorded as discounts on the Legacy Convertible Notes. During the three and nine months ended September 30, 2020, a change in fair value of embedded derivative gain of $878 and $1,721 has been recognized, respectively.
The Company accounted for the Legacy Convertible Notes as deeply discounted zero coupon debt instruments. The balances payable at maturity reflect liquidation multiples of 3.0 and 6.0 times the stated face value of the Phase I Note and Phase II Notes, respectively. The following balances were recognized upon issuance of the Legacy Convertible Notes during the nine months ended September 30, 2020:

	September 30, 2020
	Phase I	Phase II	Total
Legacy Convertible notes payable	$40,587	$67,766	$108,353
Discount, original issuance	(20,946)	(45,178)	(66,124)
Premium (discount), embedded derivative	181	(1,556)	(1,375)
Discount, fair value of preferred units	—	(3,790)	(3,790)
Discount, beneficial conversion features	(1,799)	—	(1,799)
Legacy Convertible notes payable, net	$18,023	$17,242	$35,265
During the three and nine months ended September 30, 2020, the Company recognized aggregate interest expense of $16,621 and $23,366 related to the Legacy Convertible Notes, respectively.
In connection with the business combination on November 16, 2020 (the “Merger Date”), the Legacy Convertible Notes were then exchanged for the common stock of the Company per the “Conversion upon Qualified Financing” term in the Legacy Convertible Note agreement. 10,886,300 shares of common stock were issued to the notes holders based on the liquidation amount of $108,900 as of the Merger Date and purchase price of $10 per shares agreed upon in the agreement and plan for merger.
14. Long-term debt
The following is a summary of the Company’s long-term indebtedness:

EOS ENERGY ENTERPRISES, INC UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
14. Long-term debt (cont.)

	September 30, 2021	December 31, 2020
Paycheck Protection Program loan payable	$—	$1,257
Notes payable	18,530	—
Equipment financing facility	6,825	—
Other	—	94
Total	25,355	1,351
Less: Long-term debt, current portion	(6,504)	(924)
Long-term debt	$18,851	$427
Paycheck Protection Program
On April 7, 2020, the Company received $1,257 related to its filing under the Paycheck Protection Program (“PPP Loan”) and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The payment terms of the note are as follows:
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
The Lender is participating in the Paycheck Protection Program to help businesses impacted by the economic impact from COVID-19. Forgiveness of this loan is only available for amounts used for the limited purposes specified within the Small Business Administration’s (the “SBA”) requirements. To obtain forgiveness, the Company must certify that the loan was used in accordance with the requirements and provide supporting documentation. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll, lease and utility payments and other operational expenses to support business continuity throughout the COVID-19 pandemic. During the third quarter of 2021, the Company was approved for loan forgiveness by the SBA. Consequently, during the three and nine months ended September 30, 2021, the Company recorded a gain on debt forgiveness of $1,273 on the condensed consolidated statement of operations.
Notes Payable
In connection with the Hi-Power acquisition (Refer to Note 2 - Acquisition), the Company agreed to pay an aggregate purchase price of $25,000. $5,000 of the $25,000 purchase price was paid in May 2021. The fair value of the notes payable was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which are Level 2 inputs. Based on the analysis performed, the fair value and the carrying value of the remaining payments of the notes payable was recorded as debt, which includes a current portion of $4,883 and a long-term portion of $13,647 as of September 30, 2021.

EOS ENERGY ENTERPRISES, INC UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
14. Long-term debt (cont.)

Equipment Financing Facility
On September 30, 2021, the Company entered into an agreement (the “Equipment Financing Agreement”) with Trinity Capital Inc. ("Trinity") for a $25,000 equipment financing facility (the "Equipment Financing Facility"), the proceeds of which will be used to acquire certain manufacturing equipment, subject to Trinity's approval. Upon execution of the Equipment Financing Agreement, the Company borrowed $7,000 (the “Initial Draw”) against the $25,000 commitment. The remaining commitment of $18,000 is fundable upon the Company's request no later than September 30, 2022, in increments of not less than $500, (each a “Draw”). $188 of commitment fee were paid at the closing, with $53 recorded as debt issuance cost for the Initial Draw and $135 recorded as prepaid and other current assets. On September 30, 2022, any unused portion of the remaining commitment will be subject to a non-utilization fee equal to 3% of the unused amount.
Each Draw is executed under a separate payment schedule (a “Schedule”) that constitutes a separate financial instrument. The financing fees included in each Schedule are established through monthly payment factors determined by Trinity. Such monthly payment factors are based on the Prime Rate reported in The Wall Street Journal in effect on the first day of the month in which a Schedule is executed. The Prime Rate applicable to the Initial Draw is 3.25%. The monthly payment factors will be adjusted for each subsequent Schedule, using the then existing Prime Rate, but no less than the monthly payment factor set forth in the Initial Draw.
On September 30, 2021, the Company borrowed the Initial Draw of $7,000 (“the Initial Draw”), less debt issuance costs of $175 withheld by Trinity. The Initial Draw is payable in monthly installments of $204 ending March 31, 2025, along with an end-of-term fee of $70 due on March 31, 2025. The effective interest rate is 14.3%. The Company may repay the Initial Draw prior to March 31, 2025 by terminating the Equipment Financing Agreement. On the proposed termination date, the Company is required to pay Trinity an amount equal to the sum of all monthly installments that would have otherwise become payable through the maturity date, the end-of-term payment, and, if applicable, the non-utilization fee.
The Initial Draw is collateralized by certain equipment and other property held at the Hi-Power manufacturing facility. Subsequent Draws will be collateralized by the equipment financed through the respective draws.
In connection with the Equipment Financing Agreement, the Company executed a corporate guaranty in favor of Trinity. As the guarantor, the Company unconditionally and irrevocably guarantees the obligation under the Financing Agreement.
As of September 30, 2021, $1,621 of the principal was recorded as a current liability on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2021, the Company did not recognize any interest expense attributable to the Equipment Financing Agreement.

15. Contingently Redeemable Preferred Units
During the nine months ended September 30, 2020, the Company had outstanding Series C, Series D, and 2019-2020 Bridge Preferred Units, which were issued at $1.10, $1.75, and $0.50 per unit, respectively. The activity attributable to the Preferred Units was as follows:

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
15. Contingently Redeemable Preferred Units (cont.)

	Preferred Units
	Units	Amount
Balance, June 30, 2020	83,732	$109,841
Contributions allocated to preferred units	7,573	1,283
Issuance of preferred units	15,000	7,500
Balance, September 30, 2020	106,305	$118,624

	Preferred Units
	Units	Amount
Balance, December 31, 2019	80,707	$109,365
Contributions allocated to preferred units	10,598	1,759
Issuance of preferred units	15,000	7,500
Balance, September 30, 2020	106,305	$118,624
In connection with the Merger on November 16, 2020, the Preferred Units were converted to 255,523,120 EOS Energy Storage LLC (“EES”) common units. 14,727,844 shares of the Company's common stock were issued to the EES Preferred Units holders.
16. Warrants liability
The Company’s outstanding warrants were issued by BMRG in connection with its initial public offering (the “Public Warrants”) and concurrent private placement (the “Private Warrants” and, together with the Public Warrants, the “Warrants”) on May 22, 2020. Upon consummation of the Merger on November 16, 2020, the Public Warrants and Private Placement Warrants were set to become exercisable on May 22, 2021 for shares of the Company’s common stock with the same terms and exercise provisions prior to the Merger. The Private Placement Warrants meet the definition of a derivative. On the basis of the SEC Division of Corporation Finance’s April 12, 2021 Public Statement-Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACS”), the Private Placement Warrants do not meet the scope exception as prescribed by ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Accordingly, the Company recognized the Private Placement Warrants as of the Merger Date on November 16, 2020 at fair value and classified them as a liability in the Company’s condensed consolidated balance sheet. Thereafter, changes in fair value are recognized in earnings as a derivative gain (loss) in the Company’s condensed consolidated statement of operations.
The Private Placement Warrants are classified as Level 2 financial instruments in the fair value hierarchy. They are valued on the basis of the quoted price of the Public Warrants, adjusted for insignificant differences between the Public Warrants and Private Placement Warrants. 325,000 Private Placement Warrants were outstanding with a fair value of $1,635 and $2,701 as of September 30, 2021 and December 31, 2020, respectively. The change in fair value for the three and nine months ended September 30, 2021 amounted to $705 and $1,066, respectively. The change has been recognized as a derivative income in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2021.
17. Stock-Based Compensation
Since 2012, Eos has issued stock options to employees and certain service providers under the 2012 Eos Equity Incentive Plan (“2012 Plan”). In addition to stock options, the 2012 Plan provides for the issuance of other forms of stock-based compensation, including profit interests, unit appreciation rights and restricted units. Subsequent to the closing of the Merger, the Company approved the 2020 Equity Incentive Plan (the “2020 Incentive Plan”) and reserved 6,000,000 shares of common stock for issuance thereunder. In 2021, the Company reserved additional 498,021 shares for the 2020 Incentive Plan. The 2020 Incentive Plan became effective immediately upon the Closing of the Merger and all equity granted under the 2012 Plan were converted into equivalent equity under the 2020 Incentive Plan. As of September 30, 2021 and December 31, 2020, the Company has stock options and restricted units issued under the 2020 Incentive Plan.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)

17. Stock-Based Compensation (cont.)
Stock-based compensation expense included in condensed consolidated statement of operations was as follows:

	For the three months ended September 30		For the nine months ended September 30
	2021	2020	2021	2020
Stock options	$657	$214	$3,204	$270
Restricted units	$3,755	$—	$6,881	$—
Total	$4,412	$214	$10,085	$270
The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2020	2,143,636	$9.19	9.5
Granted	114,429	$18.07
Cancelled/Forfeited	(71,612)	$10.90
Exercised	(123,837)	$8.67
Options Outstanding at September 30, 2021	2,062,616	$9.65	6.6
Options Exercisable at September 30, 2021	878,950	$9.81	8.1
A summary of Restricted Units (RU) activity for the nine months ended September 30, 2021 under our 2020 Incentive Plan is as follows:

	Units	Weighted-Average Grant-Data Fair Value
RU Outstanding at January 1, 2021	42,318	$13.46
Granted	2,395,406	$17.06
Cancelled/Forfeited	(22,398)	$17.15
Vested	(25,990)	$14.43
RU Outstanding at September 30, 2021	2,389,336	$17.02
As of September 30, 2021 and December 31, 2020, 2,176,966 and 4,094,770 shares remain for future issuance, respectively. Options vest generally over three to five years and have a term of five to ten years. During the nine months ended September 30, 2021 and 2020, the Company granted stock options with both service and performance conditions. Stock compensation is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For awards with performance conditions, compensation expense is recognized using an accelerated attribution method over the vesting period. The performance conditions primarily relate to the completion of project milestones, achievement of operational certifications, and the Company’s closing of financing rounds. As of September 30, 2021, within the total options outstanding, there were 51,873 performance-based stock options, all of which are expected to vest in the next five years.
As of September 30, 2021, unrecognized stock compensation expenses amount to $38,503 and include $34,053 attributable to RUs and $4,450 attributable to stock options. The weighted average remaining vesting period for the RUs and stock options was 2.5 years and 2.0 years as of September 30, 2021, respectively.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)

17. Stock-Based Compensation (cont.)
The weighted average assumptions used to determine the fair value of options granted in the nine months ended September 30, 2021 and 2020 are as follows:

	2021	2020
Volatility	58.70%	47.91%
Risk free interest rate	0.70%	0.43%
Expected life (years)	4.28	6.25
Dividend yield	0%	0%
The RUs issued were valued at the stock prices of the Company on the grant date.
The weighted average grant date fair value of all options granted was $8.08 and $3.12 per option for the nine months ended September 30, 2021 and 2020.
18. Shareholders’ Equity
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 200,000,000 shares of common stock with $0.0001 par value. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 53,698,840 and 48,943,082 common stocks issued and outstanding.

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
Sponsor Earnout Shares
Pursuant to the Sponsor Earnout letter signed in connection with the Merger, 1,718,000 shares of common stock issued and outstanding held by BMRG ("Sponsor Earnout Shares") were subject to certain transfer and other restrictions, under which (a) 859,000 Sponsor Earnout Shares ("Block A Sponsor Earnout Shares") were restricted from being transferred unless and until either, for a period of five years after the Closing, (i) the share price of our common stock equals or exceeds $12.00 per share for any 20 trading days within any consecutive 30-trading day period or (ii) a change of control occurs for a share price equaling or exceeding $12.00 per share, and (b) the remaining 859,000 Sponsor Earnout Shares ("Block B Sponsor Earnout Shares") were subject to similar restrictions except that the threshold is increased from $12.00 to $16.00. If after the five-year period, there are no triggering events, the Sponsor Earnout Shares will be forfeited and canceled for no consideration. If after the five-year period, only the triggering event described in clause (a) above has occurred, the remaining 859,000 Sponsor Earnout Shares described in clause (b) will be forfeited and canceled for no consideration.

EOS ENERGY ENTERPRISES, INC. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ($ IN THOUSANDS)
18. Shareholders’ Equity (cont.)
On January 22, 2021, as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period, Block B Sponsor Earnout Shares were released from restriction.
Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company's common stock in the public offering and the private placement on May 22, 2020. One warrant entitles the holder to purchase one whole share of common stock at a price of $11.50 per share. At December 31, 2020, there were 8,750,000 Public Warrants outstanding recorded as equity, which became exercisable on May 22, 2021. For the three and nine months ended September 30, 2021, 282,332 and 1,747,746 Public Warrants were exercised, respectively. At September 30, 2021, there were 7,002,254 Public Warrants outstanding.
Earnings (loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. As we incurred a net loss for the three and nine months ended September 30, 2021 and 2020, the potential dilutive shares from stock options, restricted units, warrants, and convertible redeemable notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and nine months ended September 30, 2021 and 2020.

19. Revision of Previously Reported Consolidated Financial Statements as of and for the year ended December 31, 2020
On April 12, 2021, the SEC Division of Corporation of Finance released Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). Upon review and analysis of the Statement, management determined that the Company’s Private Placement Warrants issued in connection with BMRG's IPO on May 22, 2020 (see Notes 1 and Note 16) do not meet the scope exception from derivative accounting prescribed by ASC 815-40. Accordingly, the Private Placement Warrants should have been recognized by the Company at fair value as of the November 16, 2020 Merger Date and classified as a liability, rather than equity in the Company’s previously reported consolidated balance sheet as of December 31, 2020. Thereafter, the change in fair value of the outstanding Warrants should have been recognized as a derivative gain (loss) each reporting period in the Company’s consolidated Statement of Operations. The fair value of the Private Placement Warrants as of the Merger Date on November 16, 2020 and December 31, 2020 amounted to $559 and $2,701, respectively.
The change in fair value from the Merger Date on November 16, 2020 through December 31, 2020 amounted to $2,142 and has been recognized as a derivative loss in the Company’s consolidated Statement of Operations for the year ended December 31, 2020. Management concluded the effect of this error is not quantitatively or qualitatively material on the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2020. However, the Company has elected to correct the impact of this immaterial error in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 and Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2021 by increasing previously reported Accumulated Deficit and decreasing Additional Paid-In Capital by $2,142 and $559, respectively and increasing Warrants liability by $2,701 as of December 31, 2020.
In addition to the correction noted above, the Company identified and has elected to correct certain other errors that originated in 2020 which management has concluded are not quantitatively or qualitatively material to the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2020. The nature of these other errors pertains to immaterial reconciling adjustments in certain of the Company’s accounts payable and financing account balances as of December 31, 2020. Accordingly, the accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 and Condensed Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2021 have been revised to give effect to the correction of these other errors by decreasing previously reported Accounts payable and accrued expenses by $390, reclassifying $147 from Long Term Debt, Current Portion, to Long Term Debt, decreasing Contingently Issuable Common Stock by $344, increasing Additional Paid-In Capital by $137, and decreasing Accumulated Deficit by $597 as of December 31, 2020.

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

	For the nine months ended September 30, 2021
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

20. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
Key Factors Affecting Operating Results
Commercialization
We continue to ramp up to full commercial production of our Eos Gen 2.3 120|500 DC Battery System. Our testing of Gen 2.3 batteries has indicated performance at expected levels. While we expect the performance to be the same as we further scale commercial production, the manufacturing line for this battery system continues to be tested. If performance of the battery system does not meet our specifications, we may need to reduce the speed of production to ensure we have quality batteries that meet our performance specifications. Any delay in production could affect the delivery of batteries to our customers.
We have achieved third party system certifications from Underwriter Laboratories (UL) for the Eos Gen 2.3 DC Battery System and have also achieved UL certification at our Hi-Power facility as of August 10, 2021. Eos products now meet international UL standards for battery storage systems.
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
We are currently experiencing delays in our commercialization roll out because of project delays in connection with permitting procedures as well as establishing grid connections. These delays may continue to impact the timing of our deliveries and therefore our results of operations.
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
Covid-19
Ensuring the safety, health and welfare of our employees and stake holders is our top priority. We have implemented operational and protective measures across the company, for both our essential on-site employees, which constitutes 55% of our workforce, and our remaining 45% of non-essential employees, who primarily work remotely. We have also ensured that all employees and visitors that visit our office have access to personal protective equipment and we strictly enforce social distancing. We will maintain these precautions and procedures until we believe Covid-19 is under adequate control. To-date, Covid-19 caused delays in completing the UL certification of the Gen 2.3 product due to the certification company being delayed in completing the in-person witness tests. In addition, it caused a delay for us to deliver products to certain customers. Covid-19 also caused delays in customers’ ability to accept our product due to interruptions in state/city construction permitting and site readiness.
The full impact of the Covid-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers, and vendors, in addition to how quickly normal economic conditions and operations resume and whether the pandemic impacts other risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2020. In the United States, we have seen strong and improving macroeconomic conditions, including GDP growth, falling unemployment rates and interest rates. These improvements have been tempered by rising inflation and supply chain and labor shortage concerns. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business from any economic recession or depression that may occur as a result of the pandemic. Therefore, we cannot reasonably estimate the impact at this time. We continue to actively monitor the pandemic and may determine to take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine to be in the best interests of our employees, customers, vendors, and shareholders.

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
Cost of goods sold
In August 2019, we established a joint venture, Hi-Power, that manufactures the Gen 2.3 battery system on our behalf. Our cost of sales for the Gen 2.3 battery system prior to the second quarter 2021 include the purchase of the manufactured system from Hi-Power, the joint venture which produces the Gen 2.3 battery system. On April 9, 2021, Hi-Power became our wholly-owned subsidiary after closing of the acquisition of the remaining 51% interest previously held by our joint venture partner. Therefore, cost of sales subsequent to that date primarily consists of direct labor, direct material and the overhead that is directly tied to the production facility. Other items contributing to cost of sales were manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety, quality and production control and procurement, as well as transportation, logistics and facility related costs. We expect our cost of sales to exceed revenues in the near term as we continue to scale our business.
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
Selling, general and administrative expenses
Selling, general and administrative expenses consist mainly of personnel-related expenses including corporate, executive, finance, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, and marketing costs. We expect general, and administrative expenses to increase for the foreseeable future as we scale our headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Loss (gain) on pre-existing agreement
The company’s pre-existing agreement with Hi-Power was terminated at the time of the acquisition and a loss was recognized in the consolidated statement of operations.
Grant expense, net
Grant expense (income), net includes our expenses net of reimbursement related to grants provided by the California Energy Commission (“CEC”).
Interest expense
For the three and nine months ended September 30, 2021, interest expense primarily consists of interest accretion on notes payable associated with the Hi-Power acquisition, and interest expense on the 2021 Convertible Notes issued to Koch in July, as well as the amortization of discounts and issuing costs associated with the 2021 Convertible Notes. For the three and nine months ended September 30, 2020, interest expense consists primarily of interest incurred on our Legacy Convertible Notes issued before the Merger, including the accretion of interest on Legacy Convertible Notes that contained embedded features that permit holders to demand immediate repayment of principal and interest. All Legacy Convertible Notes issued before the Merger were converted to common stock in connection with the Merger.
Remeasurement of equity method investment

Under the equity method, an investment is recorded at historical cost and adjustments are made to the value at the acquisition date based on percentage ownership in the investee. Our investment in Hi-Power was accounted for under the equity method until we fully acquired the company on April 9, 2021. We remeasured our previously held 49% ownership interest in Hi-Power at its acquisition date fair value and a loss was recorded for the difference between the fair value and historical cost.
Change in fair value, embedded derivative
The 2021 Convertible Notes issued in July 2021 contain a conversion feature which is precluded from being considered indexed to the Company’s own stock. Therefore, the conversion feature was accounted for as an embedded derivative and classified as a Level 3 financial instrument. The Legacy Convertible Notes issued during 2019 and 2020 contained an embedded derivative feature that could accelerate the repayment of the Legacy Convertible Notes upon a qualified financing event not within our control. This embedded derivative resulted in the recording of a premium or discount on Legacy Convertible Notes that were recognized in earnings upon their issuance. In connection with the Merger, all Legacy Convertible Notes were converted to common stock and the embedded derivative fair value was zero as of December 31, 2020. These embedded derivatives are remeasured at its fair value each balance sheet date and the changes in their fair value are recognized in the Statement of Operations during the period of change.
Change in fair value, warrants liability
The Private Placement Warrants were recognized by the Company as of the Merger Date at fair value of $559 and classified as a liability in the condensed consolidated balance sheet. Thereafter, the change in fair value is recognized as a derivative gain (loss) each reporting period in the consolidated Statement of Operations. The Private Placement Warrants are classified as Level 2 financial instruments.
Income (loss) on equity in unconsolidated joint venture
The income (loss) on equity in unconsolidated joint venture represents our proportionate share of the income (loss) from our investment in Hi-Power, a joint venture established with Holtec Power, Inc. We acquired Holtec’s 51% interest in Hi-Power in April 2021.
Gain on debt forgiveness
The gain on debt forgiveness represents the benefit recorded from the forgiveness of the PPP loan approved by the SBA under the CARES Act.
Sale of state tax attributes
The sale of state tax attributes represents the benefit recorded from the sale of our State of New Jersey net operating loss carryforwards and R&D tax credits to third parties.

Results of Operations
Comparison of three months ended September 30, 2021 and 2020
The following table sets forth our operating results for the periods indicated:

	Three months Ended September 30		$	%
($ in thousands)	2021	2020	Change	Change
Revenue	$718	$35	$683	NM
Cost and expenses:
Cost of sales	12,904	6,051	6,853	113
Research and development expenses	5,118	3,882	1,236	32
Selling, general and administrative expenses	8,825	4,567	4,258	93
Loss (gain) on pre-existing agreement	—	(310)	310	(100)
Grant expense, net	157	119	38	32
Operating loss	(26,286)	(14,274)	(12,012)	84
Other income (expense)
Interest (expense) income, net	(132)	(5)	(127)	2,540
Interest expense, related party	(3,611)	(16,621)	13,010	(78)
Change in fair value, embedded derivative	9,927	878	9,049	1,031
Change in fair value, warrant liability	705	—	705	NM
Income (loss) on equity in unconsolidated joint venture	—	(94)	94	(100)
Gain on debt forgiveness	1,273	—	1,273	NM
Net loss	$(18,124)	$(30,116)	$11,992	(40)
Revenue
Revenue was $0.7 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, related to sales of our initial energy storage solution for specific customer application. In 2020, we transitioned our business to launch our next generation of energy storage solutions Gen 2.3 and had limited revenue during this period. For the three months ended September 30, 2021, we shipped two additional customer orders.
Cost of sales
Cost of sales increased by $6.9 million, or 113% from $6.1 million for the three months ended September 30, 2020 to $12.9 million for the three months ended September 30, 2021. After the acquisition of Hi-Power, our manufacturing facility for battery storage systems, cost of sales mainly includes cost of direct materials, direct labor, manufacturing overhead, warranty cost, as well as scrap material and inventory adjustments for lower of cost or market and excess and obsolete inventory. Although the Company began to ship our new Gen 2.3 battery storage system to customers from January of 2021, we have not yet reached the full scale of our manufacturing capacity and are incurring increased manufacturing overhead costs. In addition, as we are still refining and improving our manufacturing process for commercial scale to assure stability and quality consistency, we incurred significant cost of scrap. We expect our overall gross margin percentage to improve as we further refine our manufacturing process, increase our sales, and spread our overhead costs over larger production volumes.
Research and development expenses
Research and development costs increased by $1.2 million or 32% from $3.9 million for the three months ended September 30, 2020 to $5.1 million for the three months ended September 30, 2021. The primary drivers for the increase were payroll costs and professional services. As we increased our R&D headcount, we increased our payroll and personnel costs by $0.8 million. Further, we incurred outside service costs of $0.4 million related to R&D material freight charges and waste disposal.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $4.3 million or 93% from $4.6 million for the three months ended September 30, 2020 to $8.8 million for the three months ended September 30, 2021. Included in this is an increase in stock-based compensation for employees of $3.5 million. The increase of selling, general and administrative expenses was further due to $0.5 million increase in payroll and personnel costs, as we continue to expand our workforce and hire new employees in various departments.
Loss (gain) on pre-existing agreement
The company incurred a gain on pre-existing agreement of $0.3 million for the three months ended September 30, 2020, resulting from the JV agreement with Holtec. As Hi-Power became a wholly owned subsidiary in April 2021, no loss (gain) was recognized for the three months ended September 30, 2021.
Grant expense, net
Grant expense, net increased by $0.1 million or 32% from $0.1 million expense for the three months ended September 30, 2020 to $0.2 million expense for the three months ended September 30, 2021. The increase results from higher grant costs for the three months ended September 30, 2021 and the level of research and development activity related to our grants from the California Energy Commission.
Interest expense
Interest expense, net increased by $0.1 million or 2,540% from $0.01 million for the three months ended September 30, 2020 to $0.1 million for the three months ended September 30, 2021. This increase is a result of interest accretion on notes payable, which were issued in April 2021 in relation to the Hi-Power acquisition.
Interest expense - related party decreased by $13.0 million or 78% from $16.6 million for the three months ended September 30, 2020 to $3.6 million for the three months ended September 30, 2021. The interest expense for the three months ended September 30, 2020 is related to the Legacy Convertible Notes issued by the Company in 2019 and 2020, which were then converted to common stock in connection with the Merger. The interest expense for the three months ended September 30, 2021 is related to the 2021 Convertible Notes issued to Koch in July, which include interest accrued as well as the amortization of debt issuance cost and discount.
Change in fair value, embedded derivative
The $9.0 million, or 1,031% increase from $0.9 million for the three months ended September 30, 2020 to $9.9 million for the three months ended September 30, 2021 reflects the change in fair value of the embedded derivative feature on our Legacy Convertible Notes and 2021 Convertible Notes that was recorded through earnings.
Change in fair value, warrants liability
The $0.7 million increase of change in fair value, warrants liability for the three months ended September 30, 2021 reflects the change in fair value of the private warrants classified as liability for the three months ended September 30, 2021. No warrants were outstanding during the three months ended September 30, 2020.
Income (loss) on equity in unconsolidated joint venture
The income (loss) from equity in unconsolidated joint venture is attributable to the results of our joint venture Hi-Power. The joint venture commenced its principal operations related to the manufacturing of our Gen 2.3 battery system in the fourth quarter of 2020, therefore the joint venture incurred losses in the three months ended September 30, 2020. Hi-Power became a wholly owned subsidiary on April 9, 2021 and its operational results are consolidated within the Company’s condensed consolidated statement of operations for the three months ended September 30, 2021 .
Gain on debt forgiveness
We recognized a gain on debt forgiveness of $1.3 million for the three months ended September 30, 2021 from the forgiveness of the PPP loan approved by the SBA under the CARES Act.

Comparison of nine months ended September 30, 2021 and 2020
The following table sets forth our operating results for the periods indicated:

	Nine months Ended September 30		$	%
($ in thousands)	2021	2020	Change	Change
Revenue	$1,494	$35	$1,459	NM
Cost and expenses:
Cost of sales	25,368	6,161	19,207	312
Research and development expenses	13,818	8,360	5,458	65
Selling, general and administrative expenses	28,952	7,556	21,396	283
Loss (gain) on pre-existing agreement	30,368	685	29,683	4,333
Grant expense, net	113	728	(615)	(84)
Operating loss	(97,125)	(23,455)	(73,670)	314
Other income (expense)
Interest (expense) income, net	(307)	(115)	(192)	167
Interest expense, related party	(3,611)	(23,366)	19,755	(85)
Remeasurement of equity method investment	(7,480)	—	(7,480)	NM
Change in fair value, embedded derivative	9,927	1,721	8,206	477
Change in fair value, warrant liability	1,066	—	1,066	NM
Income (loss) on equity in unconsolidated joint venture	440	(133)	573	(431)
Gain on debt forgiveness	1,273	—	1,273	NM
Sale of state tax attributes	2,194	—	2,194	NM
Net loss	$(93,623)	$(45,348)	$(48,275)	106
Revenue
Revenue was $1.5 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively, related to sales of our initial energy storage solution for specific customer application. In 2020, we transitioned our business to launch our next generation of energy storage solutions Gen 2.3 and had limited revenue recognized during this period. For the nine months ended September 30, 2021, we shipped four customer orders.
Cost of sales
Cost of sales increased by $19.2 million, or 312% from $6.2 million for the nine months ended September 30, 2020 to $25.4 million for the nine months ended September 30, 2021. Before the acquisition of Hi-Power, our cost of sales includes the purchase of the manufactured battery storage system from Hi-Power. Beginning in the second quarter with the acquisition of Hi-Power, cost of sales mainly includes cost of direct material, direct labor, manufacturing overhead, warranty cost, as well as scrap material and inventory adjustments for lower of cost or market and excess and obsolete inventory. Although the Company began to ship our new Gen 2.3 battery storage system to customers in January of 2021, we have not yet reached the full scale of our manufacturing capacity and are incurring increased manufacturing overhead costs. In addition, as we are still refining and improving our manufacturing process for commercial scale to assure stability and quality consistency, we incurred significant cost of scrap. We expect our overall gross margin percentage to improve as we further refine our manufacturing process, increase our sales and spread our overhead costs over larger production volumes.
Research and development expenses
Research and development costs increased by $5.5 million or 65% from $8.4 million for the nine months ended September 30, 2020 to $13.8 million for the nine months ended September 30, 2021. The primary drivers for the increase were additional expenses related to materials and supplies, payroll, and professional services. Specifically, battery testing and R&D materials increased by $2.7 million along with $0.1 million of facility costs, as we continued testing of our Gen 2.3 battery systems. We also increased our R&D headcount, which resulted in $2.2 million increase of payroll and stock based compensation. Further, we incurred outside costs of $0.4 million related to R&D material freight charges and waste disposal.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $21.4 million, or 283% from $7.6 million for the nine months ended September 30, 2020 to $29.0 million for the nine months ended September 30, 2021. Included in this is an increase in stock-based compensation for employees of $8.9 million. The increase of selling, general and administrative expenses was further due to $5.3 million increase in payroll and personnel costs, as we continue to expand our workforce and hire new employees in various departments. The Company also incurred a $5.8 million increase in professional services, related to consulting, legal, audit, and insurance associated with compliance, merger and acquisitions, and financing activities. The remaining increase for general administrative expenses is due to miscellaneous expenses, such as increases in marketing expenses of $0.4 million and $0.3 million in facility costs.
Loss (gain) on pre-existing agreement
Loss on termination of pre-existing agreement increased by $29.7 million, or 4,333% from $0.7 million for the six months ended September 30, 2020 to $30.4 million for the nine months ended September 30, 2021. The loss was recognized as a result of our Hi-Power acquisition and the associated termination of the JV agreement.
Grant expense, net
Grant expense, net decreased by $0.6 million, or 84% from $0.7 million expense for the nine months ended September 30, 2020 to $0.1 million income for the nine months ended September 30, 2021. The decrease results from higher grant income earned for the nine months ended September 30, 2021 and the level of research and development activity related to our grants from the California Energy Commission.
Interest expense
Interest expense, net increased by $0.2 million or 167% from $0.1 million for the nine months ended September 30, 2020 to $0.3 million for the nine months ended September 30, 2021. This increase is a result of interest accretion on notes payable associated with the Hi-Power acquisition.
Interest expense - related party decreased by $19.8 million or 85% from $23.4 million for the nine months ended September 30, 2020 to $3.6 million for the nine months ended September 30, 2021. The interest expense for the nine months ended September 30, 2020 is related to the Legacy Convertible Notes issued by the Company in 2019 and 2020, which were then converted to common stock in connection with the Merger. The interest expense for the nine months ended September 30, 2021 is related to the 2021 Convertible Notes issued to Koch in July, which include interest accrued as well as the amortization of debt issuance costs and discounts.
Remeasurement of equity method investment
For the nine months ended September 30, 2021, we recognized a $7.5 million loss on our equity method investment in Hi-Power. This loss on our equity method investment resulted from remeasurement of our 49% ownership in Hi-Power on April 9, 2021 due to our acquisition of the remaining 51% interest previously held by Holtec.
Change in fair value, embedded derivative
The $8.2 million or 477% increase from $1.7 million for the nine months ended September 30, 2020 to $9.9 million for the nine months ended September 30, 2021 reflects the change in fair value of the embedded derivative feature on our Legacy Convertible Notes and 2021 Convertible Notes that was recorded through earnings.
Change in fair value, warrants liability
The $1.1 million increase of change in fair value, warrants liability for the nine months ended September 30, 2021 reflects the change in fair value of the private warrants classified as liability for the nine months ended September 30, 2021. No warrants were outstanding during the nine months ended September 30, 2020.

Income (loss) on equity in unconsolidated joint venture
The income (loss) from equity in unconsolidated joint venture is attributable to the results of our joint venture Hi-Power. The joint venture commenced its principal operations related to the manufacturing of the Gen 2.3 battery system in the fourth quarter of 2020, therefore the joint venture incurred losses in the nine months ended September 30, 2020 and turned a profit in 2021. As we acquired the remaining 51% ownership in Hi-Power on April 9, 2021, the operational results of Hi-Power are included in our condensed consolidated statement of operations since that date.
Gain on debt forgiveness
We recognized a gain on debt forgiveness of $1.3 million for the nine months ended September 30, 2021 from the forgiveness of the PPP loan approved by SBA under the CARES Act.
Sale of state tax attributes
We recognized income of $2.2 million for the nine months ended September 30, 2021, related to the sale of our state net operating losses and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $144.2 million. Since our inception , we have financed our operations primarily through funding received from the private placement of convertible notes and the issuance of common and preferred units till the time of the Merger. In November 2020, we received $142.3 million in connection with the consummation of the Merger and the private placement upon the Closing. In July 2021, we received $100.0 million in proceeds from the issuance of 2021 Convertible Notes to Koch (refer to Note 13 in our condensed consolidated financial statements). In September 2021, the Company entered into a $25.0 million Equipment Financing Agreement with Trinity, the proceeds of which will be used to acquire certain equipment and other property, subject to Trinity's approval. As of September 30, 2021, the Company drew $7.0 million from the financing agreement. This investment from Koch and the financing from Trinity will allow the Company to continue the expansion of our opportunity pipeline and the optimization of our manufacturing processes and technology.
We expect capital expenditures and working capital requirements to increase as we seek to execute on our growth strategy. We currently anticipate that total capital expenditures for fiscal 2021 will be approximately $15 to $25 million which will be used primarily for additional equipment, automation, and implementation to increase our capacity and efficiency to meet our customers’ needs. Our capital expenditure, working capital and financing requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of existing equipment, our sales pipeline, our operating results, and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, notes issued to Koch and Equipment Financing Agreement with Trinity, will be sufficient to meet our capital expenditure and working capital requirements for the next twelve months.
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Nine months ended September 30,
($ in thousands)	2021	2020
Net cash used in operating activities	$(80,605)	$(10,421)
Net cash used in investing activities	(20,230)	(3,400)
Net cash provided by financing activities	123,701	19,493
Cash flows from operating activities:
Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development, manufacturing of our initial energy storage products, and other selling, general and administrative activities. As we continue and expand commercial production, we expect our expenses related to personnel, manufacturing, research and development and selling, general and administrative activities to increase.

Net cash used in operating activities was $80.6 million for the nine months ended September 30, 2021 which is comprised of our net loss of $93.6 million, adjusted for non-cash charges, including stock-based compensation of $10.1 million, depreciation and amortization of $1.8 million, gain on debt forgiveness of $1.3 million, amortization of debt issuance cost of $1.3 million, and loss from remeasurement of equity investment of $7.5 million. The net cash inflow from changes in operating assets and liabilities was $4.2 million, primarily driven by an increase in notes payable of $18.5 million, decrease in contract liability of $1.1 million, and a decrease in prepaid and other assets of $1.3 million, offset by a decrease in provision for firm purchase commitments of $5.5 million, an increase in vendor deposits of 7.2 million, an increase in accounts receivable of $1.4 million, and an increase in inventory of $2.1 million. The cash used in operating activities includes $15.1 million of payments made to Holtec in connection with the termination of the JV agreements. In addition, a significant amount of cash was spent on materials to refine and improve our manufacturing process as well as research and development activities to improve quality consistency.
Net cash used in operating activities was $10.4 million for the nine months ended September 30, 2020 which is comprised of our net loss of $45.3 million, adjusted for non-cash interest expense on our convertible debt of $23.4 million and other non-cash charges, including depreciation and amortization of $1.1 million and change in fair value of embedded derivative of $1.7 million. The net cash inflow from changes in operating assets and liabilities was $11.7 million, primarily driven by an increase in accounts payable and accrued expenses of $5.1 million, an increase in provision for firm purchase commitments of $5.8 million, and a decrease in receivable on sale of state tax attributes of $4.1 million.
Cash flows from investing activities:
Our cash flows from investing activities for the nine months ended September 30, 2021 have been comprised primarily of payments made for the Hi-Power acquisition of $0.2 million, purchases of property and equipment of $11.3 million, investment in joint venture of $4.0 million, and notes receivable advanced to customers of $4.7 million.
Net cash used in investing activities for the nine months ended September 30, 2020 includes $1.8 million in purchases of property and equipment and $1.6 million of investments in joint venture.
Cash flows from financing activities:
Net cash provided by financing activities was $123.7 million for the nine months ended September 30, 2021, primarily due to the proceeds received from issuance of 2021 Convertible Notes of $100.0 million, equipment financing of $7.0 million, warrants exercised of $20.1 million, and options exercised of $1.1 million, offset by debt issuance costs associated with the 2021 Convertible Notes and the Equipment Financing Facility of $4.4 million.
Net cash provided by financing activities was $19.5 million for the nine months ended September 30, 2020 and included proceeds from the issuance of the Legacy Convertible Notes of $8.8 million and $9.3 million from the issuance of contingently redeemable preferred units.
We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments at September 30, 2021. See Note 9 — Commitment and contingencies and Note 14 - Long term debt for a further description of these obligations and commitments.

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2021 Convertible Notes, including interest[7]	$127,308	—	10,609	116,699	—
Notes Payable, including interest	$20,000	5,000	10,000	5,000	—
Operating and capital lease	$4,814	1,146	1,787	1,881	—
Firm purchase commitment	$16,937	16,937	—	—	—
Equipment financing, including interest	$8,655	2,453	4,906	1,296	—
Total	$177,714	25,536	27,302	124,876	—
At September 30, 2021, we had agreements to provide loans to our customers for $11.3 million. $4.8 million was drawn on that commitment as of September 30, 2021.
7 The methods of interest payments for the 2021 Convertible Notes are based on the Company’s current intention, which are subject to change. As of September 30, 2021, the Company intends to repay the contractual interest due on December 30, 2021 and June 30, 2022 in-kind and the remaining interest in cash.

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
Off-Balance Sheet Arrangements
On January 10, 2020, the Company entered into a one-year invoice securitization facility (the “LSQ Invoice Purchase Agreement Facility”) pursuant to (i) an Invoice Purchase Agreement (the “IPA”), as sellers, (the “Seller”), and LSQ Funding Group, L.C. (“LSQ”), as purchaser (the “Purchaser”). Under the terms of the IPA, the Company contributed certain invoices, related collections and security interests (collectively, the “Invoices”) to LSQ on a revolving basis. Under the terms of the IPA, the Company issued to the Purchasers an ownership interest in the Invoices for up to $3.5 million in cash proceeds. This facility was terminated in September 2020. For the nine months ended September 30, 2020, the Company received $5.5 million from the IPA.
As of September 30, 2021 and December 31, 2020, we did not have any off balance sheet receivables outstanding nor did we incur any costs associated with off-balance sheet arrangements. We did not have any other material off-balance sheet arrangements as of September 30, 2021 and December 31, 2020.
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
Our significant accounting policies are described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” in the Notes to the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2020. Our most significant accounting policies, which reflect significant management estimates and judgment in determining amounts reported in our financial statements were as follows. With the exception of the 2021 Convertible Notes-Related party, as described below, there have been no material changes to our critical accounting policies and estimates as compared to our critical accounting policies and estimates included in our annual report on Form 10-K for the year ended December 31, 2020.

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
Fair Value Measurement

The Company estimated the original fair value of the contingently issuable common stock that is contingently issuable at the date of Closing based on a Monte Carlo simulation pricing model considering stock price of the Company, the risk free rate of 0.41% and a volatility of 55% utilizing a peer group based on five year term.
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
Private Placement Warrants are classified as Level 2 financial instruments of the fair value hierarchy. The transfer of the Private Placement Warrants to anyone outside of a small group of individuals constituting the Sponsors of the Company would result in the Private Placement Warrants becoming Public warrants. Thus, the fair value of each Private Placement Warrant is the same as that of a Public warrant, which are publicly traded, with an insignificant adjustment for short-term marketability restrictions.
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
The Company estimates the fair value of our 2021 Convertible Notes, inclusive of the embedded conversion feature, using a binomial lattice model that involves Level 3 inputs. The fair value of the 2021 Convertible Notes without the embedded conversion feature was estimated using a discounted cash flow analysis that incorporates the effective debt yield implied by the binomial lattice model in the aforementioned valuation. The difference between the two valuations represents the fair value of the embedded conversion feature.
2021 Convertible Notes - Related party

The 2021 Convertible Notes were accounted for in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging. The 2021 Convertible Notes contains an interest make-whole payment provision that can be triggered only in connection with an induced conversion. Because this adjustment is calculated in a manner in which the make-whole payment may exceed the time value of the embedded conversion feature, the embedded conversion feature is precluded from being considered indexed to the Company’s own stock and therefore does not qualify for any of the available scope exceptions to derivative accounting. We were therefore required to account for the embedded conversion feature separately as a derivative instrument.

The initial fair value of the conversion feature was estimated to be $29,866, which was based on the difference between the fair value of the 2021 Convertible Notes, inclusive of the embedded conversion feature and the fair value of the Notes without the embedded conversion feature, as described above. Bifurcation of the embedded conversion feature at its initial fair value resulted in a corresponding debt discount, which are amortized into interest expense over the term of the Notes using the effective interest rate method.

The embedded conversion feature is remeasured at its fair value on each balance sheet date. Changes in fair value are recognized as a component of other income and expense in the condensed consolidated statement of operations during the period of change. For the three and nine months ended September 30, 2021, the Company recognized a gain of $9,927 attributable to the change in fair value of the embedded conversion feature.
The Debt issuance costs were allocated to the Notes and the derivative conversion feature in proportion to the allocation of proceeds between the Notes and the embedded conversion feature, resulting from the bifurcation as described above. $2,942 was allocated to the Notes as debt issuance costs, which are amortized into interest expense using the effective interest method over the term of the Notes. $1,252 of debt issuance cost was allocated to the embedded conversion feature and expensed as incurred. These charges were included in the interest expense - related party line item in the condensed consolidated statement of operations.

Legacy Convertible Notes - Related Party
We record conventional convertible debt in accordance with ASC 470-20, Debt with Conversion and Other Options. Conventional convertible debt is a financial instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash. Convertible instruments that are not bifurcated as a derivative, and not accounted for as a separate equity component under the cash conversion guidance are evaluated to determine whether their conversion prices create an embedded beneficial conversion feature at inception or may become beneficial in the future due to potential adjustments. A beneficial conversion feature is deemed to be a nondetachable conversion feature that is “in-the-money” at the commitment date. The in-the-money portion, also known as the intrinsic value of the option, is recorded in equity, with an offsetting discount to the carrying amount of convertible debt to which it is attached. The intrinsic value of the beneficial conversion feature within the Legacy Convertible Notes, including amortization of the debt discount recorded in connection with a beneficial conversion feature, was not material to our financial statements.
The Legacy Convertible Notes contained an embedded derivative feature that could accelerate the repayment of the convertible notes upon either a qualified financing event or the note holders’ put exercise. For the nine months ended September 30, 2020, embedded derivative liabilities with an initial fair value of $411 were recognized.
For the three and nine months ended September 30, 2020, we recognized a gain attributable to the change in fair value of the embedded derivative of $878 and $1,721, respectively. The fair value of the embedded derivative was zero as of September 30, 2021 and December 31, 2020 as a result of the conversion of the Legacy Convertible Notes in connection with the Merger.
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
Material Weakness Remediation Efforts
We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions have been identified and initiated as of September 30, 2021:
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
•We developed a project plan for the implementation of internal controls over financial reporting across the organization and have begun executing on that plan. Specifically, we have designed certain controls across all of our business cycles and are currently integrating these controls into our processes.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
10.1	Master Equipment Financing Agreement dated September 30, 2021	8-K	001-39291	10.1	October 5, 2021

10.2	Guaranty dated September 30, 2021	8-K	001-39291	10.2	October 5, 2021

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

EOS ENERGY ENTERPRISES, INC.

Date: November 10, 2021	By:	/s/ Joe Mastrangelo
	Name:	Joe Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Sagar Kurada
	Name:	Sagar Kurada
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)