Form 10-K
period 2021-12-31
Eos Energy Enterprises, Inc.
filed 2022-02-25
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $715 million based upon the closing sale price of our common stock of $17.96 on that date. As of February 16, 2022, there were 53,958,013 shares of the registrant’s common stock issued and outstanding.

Frequently Used Terms

Unless otherwise stated or unless the context otherwise requires, the terms “Company,” “we,” “us,” “our,” and “Eos” refer to Eos Energy Enterprises, Inc., a Delaware corporation, and the term “BMRG” refers to the Company prior to the consummation of the business combination. In this Form 10-K:

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

Forward-Looking Statements

All statements included in this Annual Report on Form 10-K ("Annual Report"), other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "estimate," "project," "expect," "intend," "plan," "should," and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Eos Energy Enterprises, Inc. Forward-looking statements are based on our management’s beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

•changes adversely affecting the business in which we are engaged;
•our ability to forecast trends accurately; our ability to generate cash, service indebtedness and incur additional indebtedness;
•our ability to raise financing in the future;
•our ability to develop efficient manufacturing processes to scale and to forecast related costs and efficiencies accurately;
•fluctuations in our revenue and operating results;
•competition from existing or new competitors;
•the failure to convert firm order backlog to revenue;
•risks associated with security breaches in our information technology systems;
•risks related to legal proceedings or claims;
•risks associated with evolving energy policies in the United States and other countries and the potential costs of regulatory compliance;
•risks associated with changes to U.S. trade environment;
•risks resulting from the impact of global pandemics, including the novel coronavirus, Covid-19;

•risks related to adverse changes in general economic conditions;
•other factors detailed under the section entitled “Risk Factors” herein.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and, except as required by law, the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

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
On November 16, 2020, the transactions described above were consummated. In connection with the business combination (the “Business Combination”): (1) Merger Sub I merged with and into Newco (the “First Merger”), and Newco continued as the surviving company (sometimes referred to as the “First Surviving Company”) and became our wholly owned subsidiary; and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, the First Surviving Company merged with and into Merger Sub II and Merger Sub II continued as the surviving company and our wholly owned subsidiary.
Upon the closing of the business combination (the “Closing”), the Company changed its name to “Eos Energy Enterprises, Inc.” The business combination is accounted for as a reverse recapitalization. EES is deemed the accounting predecessor and the combined entity is the successor SEC registrant. The historical financial statements of EES became the historical financial statements of the combined entities that are disclosed in the registrant’s future periodic reports filed with the SEC.

Business Overview
We design, manufacture, and deploy safe, scalable, and sustainable, low total cost of ownership battery storage solutions for the electricity industry. Our flagship technology is the proprietary Eos Znyth aqueous zinc battery, the core of the Eos DC energy storage system (the “Eos Znyth™ system”), with both front-of-the-meter and behind-the-meter applications, particularly applications with three to twelve- hour use cases. The flexibility of the Znyth™ battery allows the battery to support use cases such as frequency regulation's one-second response time. The Eos Znyth™ system is the first non lithium-ion ("Li-ion") stationary battery energy storage system (“BESS”) that is competitive in price and performance with Li-ion and is more flexible, safe and sustainable. The Znyth™ battery is fully recyclable, does not require any rare earth or conflict materials, is manufactured in the United States with a primarily domestic supply chain, and is scalable to multi-GWh sites or can be sized for small commercial sites.

Stationary BESS are used to store energy for many purposes, including stabilizing and reducing congestion of the power grid, reducing peak energy usage, and time-shifting of renewable energy sources. When coupled with renewable energy sources such as solar photovoltaic (“PV”) and wind generation, the Eos Znyth™ system can store energy that the renewable source produces and discharge energy when the source is not producing energy, thus reducing the intermittency and increasing the value and reliability of the renewable energy source. Additionally, storage is used by commercial and industrial (“C&I”) customers to save energy costs by reducing their peak usage, thus reducing demand charges and avoiding peak energy pricing from utilities. We believe that scalable energy storage serves as a central catalyst for modernizing and creating a more reliable and resilient, efficient, sustainable, and affordable grid. The significant market demand for battery storage is driven by independent power producers (“IPP”), renewable developers, utilities and C&I customers who are especially eager for a reliable, sustainable, safe, low-cost and scalable battery storage solution to complement their other energy resources.
EES was founded in 2008 under the name Grid Storage Technologies, initially focusing on developing the chemistry of its proprietary electrolyte-based battery technology and improving mechanical design and system performance. Our products, which are developed and manufactured in the United States, have the ability to play a pivotal role in the transition to a more sustainable, resilient and low carbon energy future. We have transformed from an organization that focused primarily on research and development to one focused on commercialization of our energy storage solution and, more recently, to scaling our manufacturing platform. We produced our first proof of concept with generation 1 of the Eos Znyth™ system in 2015 (“Gen 1”) and began commercial shipments of our generation 2 Eos Znyth™ system in 2018 (“Gen 2”). During 2020, we completed the development of our Generation 2.3 Eos Znyth™ systems (“Gen 2.3”) and shipped our first Gen 2.3 system in December 2020. As of December 31, 2021, we have delivered 22 Eos Znyth™ systems comprised of over 9,300 Znyth™ batteries or approximately 28 megawatt hours ("MWh"). Each Gen 2.3 20 foot battery container (“Eos Cube”) is comprised of 144 batteries, which are connected to, and monitored through, our proprietary battery management system. Each system is individually designed with the appropriate number of Eos Cube to achieve the end user’s desired energy needs. We also offer a larger battery systems in the form of our prefabricated building system (“Eos Hangar”) which provides 40MWh of storage per Eos Hangar and an indoor racking solution (“Eos Stack”) that leverages the safe and modular characteristics of the Znyth™ battery in providing indoor energy solutions for C&I buildings.
Our competitive advantage is our Znyth™ battery technology, which employs a unique zinc-halide oxidation/reduction cycle packaged in a sealed, flooded, bipolar battery. Our patented aqueous zinc-powered battery technology offers a safe, scalable, fully recyclable and sustainable alternative to Li-ion battery power. The Znyth™ technology requires just five core commodity materials derived from non-rare earth and non-conflict minerals that are abundantly available and fully recyclable. The Eos Znyth™ system is also non-flammable and does not require any moving parts or pumps, allowing for simple maintenance and low-cost operation.
The Eos Znyth™ system offers an alternative to Li-ion at a price per kilowatt hour (“kWh”) that is competitive. Unlike Li-ion, and due to Znyth™'s wide operating temperature range, our commodity-based aqueous zinc chemistry does not require high-cost heating, ventilation, air conditioning ("HVAC"), or fire suppression equipment. Where Li-ion batteries have a history of explosions and fires, our systems do not face this issue due to the stable, non-combustible chemistry used in our battery. Our raw materials and components are readily available commodities with fewer supply constraints than competing technologies. Li-ion batteries use scarce, toxic rare earth materials that can be in short supply due to their use in electric vehicles, mobile phones and an array of other electronics. Li-ion batteries can themselves be, and in recent months have been, in short supply. Our technology is highly scalable, easily installed and integrated into new or existing electric infrastructure. Our systems also include our proprietary battery management system, which optimizes our battery performance and protects the health and longevity of the battery. Our products are currently manufactured in the United States and require a fraction of the capital expenditure of equivalent Li-ion manufacturing processes. Our scalable manufacturing platform can be localized anywhere in the world in fewer than 12 months. Our technology is protected by a robust patent portfolio. As of December 31, 2021, we had over 220 patent applications filed, and we have more than 140 patents pending, issued or published in 33 countries.

We sell our products through our direct sales force and through sales channels to developers, power producers, large utilities and commercial and industrial companies. Our sales focus is primarily on use cases that require three (3) to twelve (12) hours of battery storage, although our battery can be used for shorter durations as well. We are establishing a global sales presence by leveraging our sales channels and direct sales team. We work with customers to understand the use case for each battery storage project and propose the best solution to maximize the economics for the end user. Examples of customers and use cases for our systems include:

•Solar developers that combine battery storage with solar fields to time-shift energy by charging the battery during the day and then discharging the battery during peak hours.
•Industrial customers that use battery storage to improve power quality, reduce peak usage, and improve the efficiency of other energy sources.
•C&I customers that utilize battery storage to safely reduce demand charges from their utility and participate in utility programs to improve grid operations. In the event of a loss of electricity from the grid, our battery provides resilience, such as running emergency systems in the building including elevators and fire alarms.
•Utilities that use battery storage systems to offset or postpone transmission and distribution capital expenditures and to provide congestion relief, which improves the reliability of the power grid.
On April 9, 2021, we acquired the remaining 51% ownership stake in HI-POWER, LLC ("HI-POWER"), which was initially established as joint venture in August 2019. The acquisition allows us to enhance our operational and financial flexibility through the vertical integration of our supply chain. We assumed full control over the supply chain, back-office functions, HI-POWER personnel, and day-to-day management. We continue to manufacture our non-toxic, non-flammable energy storage systems at the Turtle Creek, Pennsylvania location, where we employ more than 150 technicians.

Industry Overview
We believe that energy storage is on the verge of global wide-scale deployment. Specifically, we believe we are on the cusp of what could be a rebirth of American manufacturing and innovation in energy resilience as governments, communities and corporations race to reduce emissions and meet climate change goals. The number of companies that set targets and report progress increased nearly 300% from 2019 to 2020, and this figure is likely to grow with the United States and other countries as they set more aggressive targets for carbon mitigation.
As batteries increasingly become economical on a levelized cost of storage basis, we believe that utility-scale battery technology will be increasingly beneficial for a variety of solutions, including solar-plus-storage, peaking capacity, grid congestion and wind-plus-storage. We anticipate rapid increases in utility scale, co-located renewable energy-plus-storage projects, especially in the United States, with most near and medium-term installations qualifying as utility scale. By combining a battery with an intermittent renewable energy source, such as wind or solar, the energy stored in the battery can be used when the intermittent source is not available, for example if the wind is not blowing or the sun is not shining.
According to Bloomberg New Energy Finance (“BNEF”), the global energy storage market is expected to grow to a cumulative 350 gigawatts (“GW”), attracting an estimated $262 billion in future investment by 2030. With approximately 5.5 GW of energy storage commissioned globally in 2020, BNEF anticipated an increase to 11.9 GW in 2021. It is expected the global energy storage market will grow at a 33% compound annual growth rate from 10,764 MWh annually in 2020 to approximately 174,000 MWh annually by 2030.
Based on BNEF, the United States would represent over 28% of this global cumulative market through 2030. According to the U.S. Energy Information Association, the percentage of renewable energy in total electricity generation in the United States will change from 20% in 2020 to 33% or more by 2030. Favorable regulatory conditions such as the court decision validating Federal Energy Regulatory Commission (FERC) Order 841, along with state sponsored incentives in New York, California, Massachusetts and other states coupled with the rapid growth of solar PV plus storage applications throughout the United States are expected to grow the energy storage market from 2,473 MWh deployed in 2020 to 43,586 MWh deployed in 2030. Below is a demonstration of the projected energy storage global market and the projected annual investment in the energy storage global market by region:

Projected Annual Storage Capacity by Region (MWh)
200,000
180,000
160,000
140,000
120,000
100,000
80,000
60,000
40,000
20,000
0
10,764
28,786
45,662
58,211
81,977
96,271
104,517
117,824
138,279
153,220
173,888
2020
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
United States
United Kingdom
Sub-Saharan Africa
Southeast Asia
South Korea
Rest of the World
Other Europe
Middle East & North Africa
Latin America
Japan
Italy
India
Iberia
Germany
France
China
Canada
Buffer

Source: BNEF
(1) Buffer represents markets where we lack visibility.

Limitations of Other Existing Technologies
Li-ion is the most prevalent incumbent energy storage technology, historically used in consumer electronics, electric vehicles and select transportation industries, and is the primary alternative to our systems. According to the U.S. Energy Information Administration, Li-ion accounted for 93% of all new energy storage capacity in the United States since 2012, growing at an annual rate of 55%. According to the Lazard Levelized Cost of Storage Version 4.0 Final report (“Lazard LCOS 4.0 Report”), Li-ion has an optimal power capacity of between 5 kilowatts (“kW”) — 100 Megawatts ("MW") and an anticipated useful life of twelve (12) years. Key primary ingredients for Li-ion batteries are lithium and cobalt or nickel, with companies now relying more on nickel. In addition, the Lazard Levelized Cost of Storage Version 7.0 (“Lazard LCOS 7.0 Report”) highlights increased concerns regarding the availability of Li-ion battery modules given ongoing supply constraints as the demand for storage solutions increases across several markets.
Due to the factors described below, we believe that even though lithium supplies are generally forecasted to accommodate the global increase in demand in the near term, supply chains will likely become strained over time. Additionally, lithium faces significant supply chain uncertainty that may constrain Li-ion battery growth.
•Lithium Supply. The lithium supply chain is highly concentrated, and according to an article by McKinsey & Company titled “Lithium and Cobalt: A tale of two commodities” (“McKinsey Article”) only eight (8) countries are producing lithium globally, of which Chile, Australia and China accounted for 85% of production in 2017. Only four companies — Talison Lithium Pty Ltd, Sociedad Química y Minera de Chile S.A., Albemarle Corporation and FMC Corporation — control the majority of the global mining output. Without the addition of new lithium mining projects and with growing lithium demand, especially in the electric vehicle space, demand is on pace to exceed supply soon, which would hinder the growth of lithium-based products.
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
•Nickel Supply. According to Rystad Energy, global demand for nickel used in battery production is projected to increase by 22% from 2021 to 2026. The supply crunch is driven by mining companies not finding enough new high-grade nickel to keep up with the current demand. Most of the higher energy cathodes of the future will need high nickel content.
•Electric Vehicle (“EV”) Demand. The lithium, nickel and cobalt markets have been largely driven by battery demand, primarily from consumer electronics, representing 40% and 25% of demand in 2017, respectively. Lithium, nickel and cobalt could face supply constraints due to the demand for these materials in batteries for the EV industry. As the global EV market expands, we expect global demand for both materials to increase. EVs represented 1.3% of global vehicle sales in 2017, but BNEF forecasted that EVs will hit 10% of global passenger vehicle sales in 2025, with that number rising to 28% in 2030 and 58% in 2040. The proportion of Li-ion batteries consumed by the EV industry was 64% in 2019 and is forecasted to grow to 80% by 2030. The Lazard LCOS 7.0 Report reaffirms this perspective by stressing that battery module demand from EVs is expected to increase to ~90% from ~75% of end-market demand by 2030. Stationary storage currently represents <5% of end market demand and is not expected to exceed 10% of the market by 2030.

Li-ion also suffers from inherent technological limitations. Performance under extreme ambient temperature can significantly impact the life cycle of Li-ion batteries. This makes Li-ion difficult to pair with solar, or wind, in areas where the operating temperature window ranges widely. In cases where extreme ambient conditions are expected, energy storage systems have implemented HVAC systems to maintain a narrower operating temperature to offset temperature limitations. While ensuring lower degradation through the life of the battery, the use of such systems impact overall system efficiency performance, as some of the energy must be used for thermal management.
Li-ion is also susceptible to thermal runaway conditions. This condition can lead to overheating, explosions, and related safety issues, as the April 2019 lithium battery explosion near Phoenix, Arizona demonstrated. With the increased need of energy storage for multiple applications, this safety concern is front and center in the minds of regulators and authorities as they draft guidelines and requirements for properly installing storage systems. Many urban areas restrict the use of commercial size Li-ion batteries in buildings and some standards organizations, such as UL, are modifying their standards to accommodate for proper examination of such systems. UL9540A, is a widely accepted test method set to evaluate thermal runaway propagation on energy storage systems. Under the test conditions laid out by UL9540, no single Li-ion based cell is able to meet the minimum requirements for thermal stability and flammable outgassing, since Li-ion electrolytes are inherently flammable. Lithium cell manufacturers avoid some of these issues by designing cell cooling systems, fire suppression systems, and battery pack designs which minimize propagation of fires, at the expense of added system cost and complexity. Finally, Li-ion technology is difficult to recycle and dispose because it contains toxic materials, the cells are difficult to disassemble, and the metals in the electrodes are difficult to separate, making the complete life-cycle management of the product significantly more complex.
There are a number of additional battery technologies utilized in the energy storage industry, such as:
•Flow Battery. Flow batteries store energy electrochemically by pumping electrolyte from storage tanks through a series of cells at high pressure. According to the Lazard LCOS 4.0 Report, flow batteries have an optimal power capacity of between 25 kW — 100 MW and an anticipated useful life of twenty (20) years. Further assessment on this technology using the Lazar LCOS 7.0 Report, generally supports that flow batteries typically have minimal storage capacity degradation and limited potential for fire, while requiring expensive components such as membranes and catalysts and have a comparatively high balance of system, operations and maintenance cost compared to static batteries. Specifically, the raw materials are expensive, and the cost of operation and maintenance are very high. Flow batteries also have reduced efficiency due to high mechanical losses, and high maintenance requirements. They require massive scale to reach competitive cost points which, along with the above, limits applications to niche markets.
•Lead-Acid. Lead-acid batteries are the most commonly utilized battery storage technology, and are the primary battery utilized in automotive vehicles. The Lazard LCOS 4.0 Report notes that they have an optimal power capacity of 1 — 100+ MW and an anticipated useful life of between three and five years. Furthermore, while lead-acid batteries are relatively low cost and can be utilized for multiple purposes, they have a poor depth of discharge, short lifespan, low energy density and a large environmental footprint as compared to other technologies.

Our Solution
Our Znyth™ battery storage systems offer a safe, sustainable and scalable alternative to Li-ion at a lower Levelized Cost of Storage (“LCOS”) for key use cases for our customers.
The key benefits of our solution include:

•Peak Shifting and Demand Management. Our multi-cycle DC Znyth™ system shifts power to peak hours, with repeated constant power performance using 100% depth of discharge without increased degradation. Li-ion typically limits the depth of discharge to 80-90% due to the impact on accelerating the lithium battery degradation. Additionally, based on our research estimates, even at 80% depth of discharge of a Li-ion battery is expected to lose 2.5% of energy storage capacity per year over its lifetime, compared with 1-2% for our product, resulting in a more favorable degradation curve with estimated operating expense savings at $3/kWh per year. Utilities and end customers can use our batteries to efficiently store excess base-load generation and renewable energy produced during off peak hours. By discharging during peak hours, we eliminate the need for new fossil-based fuel and inefficient peaking generation, thereby reducing carbon emissions drastically. Boundless Impact Research & Analytics performed a climate impact study in November 2020 comparing Eos batteries to traditional battery chemistries such as Li-ion, Lead-Acid, Sodium Sulfur and Vanadium Redox. Eos’s technology achieved the lowest GHG emissions compared to all of the other technologies, notably showing an 84% lower GHG emissions footprint compared to Li-ion from a life-cycle assessment perspective. Additionally, utilities can use the peak shifted energy to postpone or eliminate capital investment, and the end user can reduce their demand charges from the utility.
•Low Maintenance and Minimal Auxiliary Load. Our battery system does not require an HVAC or fire suppression system, resulting in significantly lower expenses associated with operation and maintenance of the battery. This in turn brings significant cost savings to our customers, resulting in a meaningfully improved return on investment for our storage product and up to an approximately 30% reduction in levelized cost of storage. HVAC systems usually represent 9% of delivered energy for Li-ion storage systems to run the cooling fans for the batteries, compared with 2% for our product, resulting in operating expense savings from cooling the batteries of $2/kWh per year, based on our estimates. Additionally, given that our battery does not require an auxiliary electricity load to support HVAC and fire suppression systems, it is able to ride through grid outages, resulting in more reliable energy storage. Comparatively, Li-ion often cannot operate without grid power due to its large auxiliary load needed for HVAC systems.
•Solar/Wind Integration and Shifting. Renewable energy sources such as wind and solar are intermittent, potentially introducing instability into the electric grid and limiting their viability as a firm, consistently dispatchable power source. Our batteries allow utilities and consumers to moderate production and time-shift the produced energy. Our batteries enable solar electricity produced at noon to be stored and deployed as a stable power source during peak demand later in the afternoon. Similarly, wind energy produced overnight can be used to level out peaks in the morning.
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
•Performs Across Wide Temperature Range. Our system’s performance is stable from -20º to 50ºC without HVAC and has a unique ability to recover from temperatures as high as 70º to 90ºC, which might cause other battery technologies such as Li-ion to experience thermal runaway and potential fire or explosion. Data from our cell, battery and system testing shows that round trip efficiency (“RTE”) is stable within 75%+/- 3% across -11º to 41ºC. (round-trip efficiency is the ratio of energy put in (in kWh) to energy retrieved from storage (in kWh)). Below is a demonstration of the wide temperature operating range of our battery technology based on data from deployed systems:

•Resilient system recovering after extreme temperature abuse as high as 90ºC. The Znyth™ battery displays resilience after exposure to extreme temperatures, a significant differentiator to Li-ion which requires HVAC and fire suppression, increasing both capital expenditures required for maintenance and the risk of thermal runaway, fire or explosion. Based on our estimates, our low maintenance capabilities result in approximately $1/kWh per year operating expense savings. Below is a demonstration of our battery that was subjected to temperatures exceeding 90ºC while being operated. After the battery was allowed to cool to room temperature, the battery returned to its pre-abuse performance.

•Upside Opportunities. Given that raw materials represent a high percentage of the Eos Znyth™ system’s total cost, we expect the salvage value of the raw materials could offset the cost of system removal and decommissioning at the end of life for our customers. We continue to evaluate and refine recycling cost and estimate that our battery system may have 50% of its original capacity after thirty (30) years of use. We anticipate development of a secondary, after-life market for our batteries in approximately 10 years, which may generate additional revenue for customers or offset other costs.
•Discharge Duration Flexibility. The Eos Znyth™ product is designed to be used as a flexible energy storage product capable of discharge durations ranging from 3 to 12 hours with minimal impact on degradation rate across this operating window. Additionally, the Eos product yields higher discharge energy and round-trip energy efficiency as duration is increased, meaning the chemistry and module design is well suited for applications where discharge duration reaches over 8 hours.

Our Competitive Strengths

Our key competitors are traditional Li-ion battery manufacturers, such as Samsung Electronics Co., Ltd, LG Chem, Ltd., Tesla, Inc, BYD Co. Ltd, Sungrow and Contemporary Amperex Technology Co. Limited. Longer duration competitors include ESS Tech Inc., Lockheed Martin Corporation, Redflow, Gelion, Energy Vault, and Malta.
We believe the following strengths of our business distinguish us from our competitors and position us to capitalize on the expected continued growth in the energy storage market:

•Differentiated Product. Lithium cells must be kept within a narrow temperature range (25 °C +/- 5 °C), otherwise they are at risk of thermal runaway, potentially leading to fire or explosion. The Eos Znyth™ system has a significantly wider thermal operating range (-20°C to 50°C), which eliminates the need for costly thermal management measures such as HVAC and fire suppression systems. Additionally, the Eos product is a static modular battery design, which eliminates the need for pumps or compressors, both maintenance prone equipment required for flow batteries. Our battery system can charge and discharge at different durations, covering a wide range of use cases. The charge and discharge rates are fixed for Li-ion, and the life of a Li-ion battery can degrade if it is not charged or discharged at the rate for which it was designed.
•Minimal Supply Chain Constraints. All materials for producing our Eos Znyth™ system are widely available commodities with fewer supply chain constraints and minimal competition with EVs. No rare earths or conflict materials are used in the production of our batteries. Additionally, all materials are fully recyclable at end of product life and the recycled material can be sold, which results in net present value savings of $4/kWh versus lithium.
•Proven Technology Solution in the Growing and Evolving Energy Storage Market. We have delivered over 28,000 kWh worth of our systems to customers since inception. As we launched the Znyth™ Gen 2.3 product and are ramping manufacturing up to gigawatt-hours (“GWh”) scale, we believe that we will benefit from the overall growth of the energy storage market, which is expected to reach 1,095 GWh by 2040, as projected by BNEF. From an application perspective, the market is evolving to a long-duration storage market. Our technology is tailored to address such a need. While Li-ion has been optimized for shorter duration, the performance of our batteries improves as it moves towards longer duration (lower c-rates), making us the prime technology for the long-duration storage market.
•Experienced Technology Team Focused on Continuous Innovation. We have successfully introduced three generations of energy storage systems in six years (Gen 1, Gen 2, and Gen 2.3) and plan to release a new generation in early 2023. Gen 1 and Gen 2 were pilot systems that provided us with the field data and experience to optimize the performance and design of Gen 2.3. Our research and development team is responsible for our portfolio of fourteen (14) patent families with over 220 patent applications filed, more than 140 pending, issued or published in thirty-three (33) countries, protecting our technology and system architecture. We believe that our continued investment in Research and Development will enable us to improve efficiency, energy density, functionality, and reliability while reducing the cost of our battery solution. We are also focused on leveraging our technology know-how to improve our battery management system, expanding the operation of our batteries and increasing our overall performance. This same leverage will allow us to optimize our energy management solution to contextualize the operation of the battery based on the application, expanding our customer's ability to use our Znyth™ battery system in a wider set of use-cases.
•Established Global Sales Channels Anchored with Top-Tier Customers. We sell products directly to the electric utility industry and through sales channels to the commercial and industrial market. As we are building our pipeline, during fiscal year 2021, we built relationships with new customers and entered into agreements to provide battery solutions to multiple customers within and outside of the United States. Our average project size also increased, and we booked our first 50+ MWh project with Blue Ridge Power.
•Strong management team. We have assembled an executive team focused on accelerating the commercialization of the next-generation Eos Znyth™ solution. With decades of combined, diverse experience in the energy industry and deep expertise in manufacturing, battery storage and executing complex power and energy projects around the world, our management team is able to develop, manufacture and deliver systems at scale to meet the growing demands of the global storage market.

Our Products
The Eos Znyth™ system is designed to meet a wide range of requirements in the battery storage industry, including large grid-scale energy storage projects, large and small solar storage projects, commercial or industrial projects, in-building urban projects and eventually the residential market. With a three (3) to twelve (12) hour discharge capability, immediate response time, and modular construction, the Eos Znyth™ system can be scaled and configured to reduce cost and maximize profitability in a wide range of battery storage projects. While the Eos Znyth™ system can be implemented in any configuration required, we offer three standardized configurations: the Eos Cube, which consists of a plug-and-play 20 foot shipping container, the Eos Hangar, a prefabricated building for larger battery storage systems; and the Eos Stack, which is a modular racking system for indoor solutions.

Our innovative Eos Cube packaging comprises a plug-and-play twenty (20) foot standard International Organization for Standardization shipping container which enables flexible options for system installation while significantly lowering the installation cost and accelerating permitting and installation time. The Eos Cube is shipped with batteries and Battery Management System ("BMS") and is factory tested into a standard twenty (20) foot intermodal shipping container allowing for simpler and lower cost installation. Each sub-system includes pre-integrated strings of Eos Znyth™ batteries with DC wiring, DC system protection, support structure, enclosure and Eos BMS. The Eos Cube system integrates Eos Znyth™ batteries in a modular, outdoor-rated enclosure capable of delivering three (3) to twelve (12) hours of continuous discharge at specified power. Each DC system is made up of a containerized Energy Block integrating one hundred and forty-four (144) Znyth™ Batteries and a DC control section. Our proprietary BMS actively monitors the voltage and temperature of each battery in the system, isolates faulty battery strings and provides real-time visibility of battery operating limits.
The Eos Hangar, our large-scale system is designed for large battery storage projects by allowing for what we believe to be the highest "power density to footprint" on the market. The Eos Hangar system is a standard, open span structure with a racking system that allows the modular Znyth™ batteries to be stacked in a tall multilevel configuration, providing increased power density. Because the Znyth™ battery does not require HVAC or special fire suppression systems and is simpler to install, operate and maintain as compared to Li-ion, we believe the Eos Hangar system provides a cost-effective way to implement large Znyth™ battery storage systems. Furthermore, the Eos Hangar system is designed to be used by utilities, independent power producers, solar and wind developers, and is an ideal solution for larger systems above 40MWh.
Our Eos Stack configuration, a modular racking solution is offered primarily for indoor battery storage projects but could be used in a wide range of projects. The safety and modular nature of the Znyth™ battery allows for implementations in basements, on rooftops, or any number of other locations in a building. Customized racks are designed for commercial and industrial customers, as well as system integrators, and would be used for indoor systems that require a modular configuration.

Our Strategy
Since our founding in 2008, we have been on a mission to accelerate the shift to clean energy with positively ingenious solutions that transform how the world stores power. Key elements of our strategy include:

•Continue to innovate and advance our solutions. We intend to continue to innovate our energy storage systems by developing new and enhanced technologies and solutions. Our innovative spirit extends to our manufacturing ability, which includes a proprietary equipment and process design. We continue to improve our manufacturing process and equipment and to optimize our supply chain and material costs. We believe that our future technology will continue to reduce cost and improve the efficiency and competitiveness of our offerings. We plan to continue to introduce new generations of our technology to increase the adoption of our energy storage systems worldwide.
•Further expand our products and services. We offer remote asset monitoring and optimization services to track the performance and health of our batteries and to proactively identify future system performance. We intend to continue to expand the software functionality by including an onsite controller that integrates with the power control system (inverter), which can be remotely controlled and managed to ensure that the battery system is optimized to the use case for performance and the best economic return. Specifically, we plan on incorporating machine learning, artificial intelligence, data science and optimization algorithms in an Energy Management Software system to enable use cases and create the greatest value to the end user.
•Further expand project related services. We offer to customers the following project related services:
1.Project management. We offer customers project management services to ensure the process of implementing our battery system is managed in conjunction with the overall project plans. We offer each customer project management services for portions of the project and can oversee the entire project from beginning to end. We charge the customer depending on the scope of our involvement.
2.Commissioning of the battery system. We commission our battery system and charge the customer for the commissioning services. The commissioning service ensures that our battery is providing the performance and operations that were committed to the customer.
3.Operations and Maintenance ("O&M"). We offer our customers operational and maintenance plans to keep our battery in top performance. These consist of both remote monitoring of the battery health and performance as well as periodic onsite visits to perform routine maintenance. We intend to continue to expand our O&M services to include 24x7 proactive monitoring and fault detection, not only for the Znyth™ battery system, but also for the inverter and balance of plant at the project site.
We plan to expand our O&M resources and capabilities to meet our customers’ needs. This expansion will include adding employees to perform the work, as well as contracting and certifying qualified third parties to perform the commissioning, operations and maintenance services.
•Implement near-term cost reduction. We intend to optimize manufacturing for our Znyth™ battery system by insourcing selected services and implementing further automation of the manufacturing process. Through our continued research and development efforts, we also believe we can continue to reduce the amount and cost of material required to manufacture the batteries. We further plan to substitute new materials to reduce cost. We aim to achieve lower prices for certain materials through volume purchasing.

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
During fiscal year 2021, our largest customers were Charge Bliss and Motor Oil, who accounted for 37% and 21% of our revenues, respectively. None of our other customers accounted for more than ten percent of our revenues for the year ended December 31, 2021.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technology, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secrets laws in the United States and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements. We have recently filed patents relating to our Gen 2.3 product that are subject to United States Patent and Trademark Office ("USPTO") approval. In 2021, Eos filed two utility applications, two provisional applications, and had seven patents granted. A majority of our patents relate to cell chemistry, architecture and battery mechanical design, system packaging and battery management systems. We continually assess opportunities to seek patent protection for those aspects of our technology, design, methodologies and processes that we believe provide significant competitive advantages. As of December 31, 2021, we had fourteen (14) patent families with over 220 patent applications filed, more than 140 patent pending, issued, or published in thirty-three (33) countries, protecting our technology and system architecture. Our key currently issued patents are scheduled to expire between years 2035 and 2036.
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

Competition
The markets for our products are competitive, and we compete with manufacturers of traditional Li-ion and other battery storage systems. Factors affecting customers when choosing from different battery storage systems in the market include:
•product performance and features;
•safety and sustainability;
•total lifetime cost of ownership;
•total product lifespan;
•power and energy efficiency;
•duration of the batteries storage;
•customer service and support; and
•U.S.-based manufacturing and sourced materials.
Our Znyth™ system competes with products from traditional Li-ion battery manufacturers and solution providers such as Samsung Electronics Co., Ltd, LG Chem, Ltd., Tesla, BYD, Sungrow, and Contemporary Amperex Technology Co. Limited. Our longer duration competitors include ESS Inc. and Lockheed Martin. We believe that our Znyth™ battery system offers significant technology, safety and cost advantages that reflect a competitive differentiation over lithium energy storage technologies.

Regulatory Policy
The United States is one of almost 200 nations that, in December 2015, agreed to an international climate change agreement in Paris, France, that calls for countries to set non-binding greenhouse gas ("GHG") emissions targets and be transparent about the measures each country will use to achieve these targets ("Paris Agreement"). The Paris Agreement was signed by the United States in April 2016 and came into force on November 4, 2016. In August 2017, the U.S. Department of State informed the United Nations of the United States' intent to withdraw from the Paris Agreement, effective November 2020. On January 20, 2021, in one of his first post-inauguration actions, President Biden notified the United Nations of the United States’ intention to rejoin the Paris Agreement, which became effective on February 19, 2021.
Legislation or regulations adopted to address climate change could make lower GHG emitting energy sources, such as solar and wind, more desirable than higher GHG emitting energy sources, such as coal and fuel oil. As a result, climate change regulatory and legislative initiatives that impose more stringent limitations on GHG emissions would potentially increase the demand for energy storage systems.
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
•New York. New York set an energy storage target of 1,500 MW by 2025 (3,000 MW by 2030), 500 MW of which will be commercial and industrial. $400 million in state funding was made available for energy storage projects. The New York State Energy Research and Development Authority must distribute $350 million in market acceleration incentives for energy storage, including for solar-plus-storage projects to jump-start activity and allow projects to access federal tax credits in the near term. NY Green Bank announced $200 million in financing support for energy storage. The Value of Distributed Energy Resources (“VDER”) program also benefits storage, offering greater compensation to resources that can provide capacity during specific hours of the year when the grid has greatest needs.

•Other. The Midwest, New England, Pacific Northwest states and Puerto Rico have taken the early charge on front-of-the-meter energy storage adoption in the “all others” market category, although we anticipate that states such as Minnesota and Florida, as well as areas in the Southwest Power Pool and the Midcontinent Independent System Operator, will emerge further over the next five years. Puerto Rico issued two tranches of request for proposals for renewables and storage capacity in 2021, with Tranche 1 seeking 2 GWh of storage and Tranche 2 seeking 1 GWh of storage in order to support the island's integrated resource plan; a total of six tranches are planned through the mid-2020s. Under Executive Order 28, the New Jersey Energy Master Plan calls for 17,000 MW of solar energy, 2,500 MW of energy storage by 2035 and 100 percent clean energy by 2050. In Nevada, Senate Bill 204 requires the public utilities commission of Nevada to investigate and establish targets for certain electric utilities to procure energy storage systems while Senate Bill 145 establishes an incentive program for behind-the-meter energy storage within the state’s solar program. In Hawaii, Hawaiian Electric Company, Inc. announced 262 MW of storage across three islands several years back, further establishing its position as a leading market. Illinois passed a clean energy policy in late 2021, which targets 100% carbon-free electricity by 2045 and includes $280.5 million to support the deployment of storage systems at retiring coal plant sites.

Government Incentives
U.S. federal, state, and local government entities, as well as non-U.S. government entities, provide incentives, subsidies, and other support programs for infrastructure improvement and energy transition programs. For example, the U.S. Congress is considering a variety of proposals for tax incentives that will benefit the renewable energy and energy storage industry, including in the form of tax credits. IRS private letter ruling 201809003 clarified that energy storage is eligible for federal tax credits if charged primarily by qualifying renewable resources. In December 2020, the U.S. Congress passed a spending bill that includes $35 billion in energy research and development programs, a two-year extension of the Investment Tax Credit for solar power, a one-year extension of the Production Tax Credit for wind power projects, and an extension through 2025 for offshore wind tax credits.
In the latest Build Back Better Plan under consideration in Congress, several potential tax incentives are designed to promote and reward sourcing materials and manufacturing batteries in the United States. Proposals under consideration include: i) Investment Tax Credits (“ITC”) for purchasers of stationary, stand-alone energy storage systems including: a 6% (six percent) base ITC for energy storage; a 24% (twenty-four percent) ITC if prevailing wage and apprenticeship standards are met; a 10% (ten percent) ITC if domestic content standards are met for projects started before 2025; a 10% (ten percent) ITC for projects in an area where carbon workers are being displaced; and a 10% (ten percent) ITC if the energy storage is a nascent technology, which Eos would qualify under; (ii) extension of the federal solar energy investment tax credit for ten (10) more years; (iii) the consolidation of forty-four (44) federal energy tax incentives into three provisions to award credits for clean electricity, lower emitting transportation fuels and energy efficient offices and homes; and (iv) the allowance of renewable electricity production and investment tax credits to be transferred on a limited basis to any entity involved in a renewable energy project, regardless of whether they have taxable income. There can be no assurance that all or any of the above proposals will be adopted by the U.S. Congress.

Environmental, Social and Governance ("ESG")
Since our founding, Eos has been on a mission to accelerate the shift to clean energy by transforming how the world stores power in a safe, scalable, efficient, and sustainable way. We are committed to advancing global sustainable development through our products, working to systematically grow our business to meet the challenges of the global energy transition and combat the global climate crisis.
Our approach to ESG is tied to our four product themes: safety, scalability, sustainability, and efficiency. As we continue to scale, we remain committed to driving progress across these themes. Our Nominating & Corporate Governance Committee of our Board of Directors oversees ESG matters and our internal ESG Steering Committee drives progress on our ESG strategy and reporting efforts.

Human Capital

As of December 31, 2021, we had two hundred fifty-one (251) full-time employees. Of these full-time employees, two hundred forty-eight (248) are located in the United States, two (2) in Italy and one (1) in India; fifty (50) were engaged in research and development, one hundred forty-seven (147) in operations and support and fifty-four (54) in selling, general and administrative capacities.
None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.
Our success is based on the focused passion and dedication of our people. We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees live and work. Our full-time employees are provided a competitive benefits program, including comprehensive healthcare benefits and a 3% non-elective employer contribution 401(k) plan, equity awards, bonus and incentive pay opportunities, unlimited paid time-off benefits and paid parental leave, wellness programs, and periodic surveys.

Facilities
Our corporate headquarters are located in Edison, New Jersey, in an office consisting of approximately 63,000 square feet of office, testing and product design space. We have a ten (10) year lease on our corporate headquarters, which expires on September 14, 2026.
Our manufacturing facility is located in the Turtle Creek, Pittsburgh area in Pennsylvania. In January 2022, the Company entered into a new lease agreement for a building next to our existing manufacture site. We expect to expand our annual manufacturing capacity from approximately 260 MWh to approximately 800+ MWh in 2022. The leases of the facility expire on December 31, 2026.
We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent we need to increase our footprint as our business grows, we expect that additional space and facilities will be available.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our investor website, located at https://investors.eose.com/, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. Our reports are also available on the Securities and Exchange Commission's website at https://www.sec.gov/. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

ITEM 1A. RISK FACTORS
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows.

Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business and Industry
•We have a history of losses that casts substantial doubt as to our ability to continue as a going concern. We have to deliver on our potential for significant business growth and improved manufacturing processes to achieve sustained, long-term profitability and long-term commercial success.

•We identified material weaknesses in our internal controls over financial reporting at December 31, 2021 and 2020, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate these material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
•The relatively recent commercialization of our products makes it difficult to evaluate our future prospects.
•If demand for energy storage solutions does not continue to grow or grows at a slower rate than we anticipate, our business and results of operations may be impacted.
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
•The nature of our business exposes us to potential legal proceedings or claims that could adversely affect our operating results. These claims could conceivably exceed the level of our liability insurance coverage.

Risks Related to Our Products and Manufacturing
•We must obtain Underwriters Laboratories ("UL") and other related certifications for our future generations of product.
•We have limited manufacturing experience and could experience difficulty in producing commercial volumes of the battery storage system.
•We may experience difficulties in establishing manufacturing capacity to scale and in meeting potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities.
•We may experience delays, disruptions, or quality control problems in our manufacturing operations.
•Defects or performance problems in our products could result in loss of customers, and decreased revenue, as well as warranty, indemnity, and product liability claims.
•We are heavily dependent on third-party suppliers and contractors. Supply chain issues could adversely affect our operations and financial results.
•If we elect to expand our production capacity by constructing one or more new manufacturing facilities, we may encounter challenges relating to the construction, management and operation of such facilities.
•Failure to meet our goals and disclosures related to ESG matters or to keep up with evolving trends, regulations and shareholder expectations relating to ESG issues or reporting could adversely impact our reputation, share price, access to and cost of capital and financial results.

Risks Related to Our Future Growth
•If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
•We will require additional financing to achieve our long-term goals and a failure to obtain this capital on acceptable terms may adversely impact our ability to support our business growth strategy.
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
•Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
•Supply chain constraints due to the Covid-19 pandemic could affect our ability to deliver product to customers on time.

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

Risk Related to Our Status as a Public Company
•Effective December 31, 2021, we no longer qualify as an “an emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies no longer apply, which has increased our costs and demands on management.

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

Risks Related to Our Business and Industry
We have a history of losses that casts substantial doubt as to our ability to continue as a going concern. We have to deliver on our potential for significant business growth and improved manufacturing processes to achieve sustained, long-term profitability and long-term commercial success.
We have had net losses and negative operating cash flows each fiscal quarter since inception of our business. For the years ended December 31, 2021, 2020, and 2019, we had $124.2 million, $70.6 million and $79.5 million in net losses, respectively. We expect to continue to incur losses and experience negative operating cash flows for the foreseeable future, as we anticipate continued investment in the development and launch of product with outside capital at the expense of short-term profitability. For the fiscal year ended December 31, 2021, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these consolidated financial statements.

Although our available capital has increased substantially with our Merger with BMRG and issuance of convertible notes, we continue to have limited resources relative to certain of our competitors, especially certain Li-ion manufacturers that have a longer history, are part of large multinational corporations and are already operating at a profit. To achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, improve our cost profile, grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and its manufacturing processes for novel solutions. Failure to do one or more of these things could prevent us from achieving sustained, long-term commercial success.
As we transition from our research and development to early commercialization phase, we expect, based on our sales pipeline, to grow revenues. However, our revenue may not grow as expected for a number of reasons, many of which are outside of our control, including a decline in global demand for battery storage products, increased competition, or our failure to continue to capitalize on growth opportunities. In addition, although we have achieved sales of our products to potential customers, it is not clear to what extent, if any, the products will be profitable and when. The costs of goods associated with production of our battery storage system are significant. While we are working to optimize our supply chain, improve the speed and efficiency of our manufacturing processes, and lower the cost of other input costs such as raw material and conversion costs, there can be no assurance that we will be successful in these efforts. If we are not able to sustain revenue growth, reduce cost and continue to raise the capital necessary to support operations, our failure to achieve or maintain profitability could negatively impact the value of our common stock.
We identified material weaknesses in our internal controls over financial reporting at December 31, 2021 and 2020, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate these material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described in Item 9A in this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. The Company intends to take steps to remediate this material weakness, including increasing the depth and experience within its accounting and finance organization, as well as designing and implementing improved processes and internal controls. However, our efforts to remediate this material weakness may not be effective in preventing a future material weakness or significant deficiency in the Company’s internal control over financial reporting. If the Company’s efforts are not successful or other material weaknesses or control deficiencies occur in the future, the Company may be unable to report its financial results accurately and/or on a timely basis, which could cause the Company’s reported financial results to be materially misstated, result in the loss of investor confidence and cause the market price of the Company’s common stock to decline.
We can give no assurance that the measures we have taken or that the Company plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.
The relatively recent commercialization of our products makes it difficult to evaluate our future prospects.

Since our inception, we have sold only twenty-two (22) Eos Znyth™ DC battery systems to our customers. We began commercializing our products in mid-2018, and while our research and development activities successfully established the efficiency of our chemistry we struggled to incorporate our proven technologies into an effective manufacturing design prior to 2018. Although the relatively long research and development runway has given us the time to refine our designs and optimize our technologies, the latest generation of our products have been brought to market only recently.
Our success will depend on our ability to manufacture products at scale and low cost while timely meeting customers’ demands and overcome any negative perception in the market related to our historical manufacturing challenges, and we may not be able to generate sufficient customer confidence in our latest designs and ongoing product improvements and lower the cost due to economies of scale. Our inability to predict the extent of customer adoption of our proprietary technologies in the already-established traditional energy storage market makes it difficult to evaluate our profitability and future prospects.
If demand for energy storage solutions does not continue to grow or grows at a slower rate than we anticipate, our business and results of operations may be impacted.
Our flagship product, the Eos Znyth™ system, is a Znyth™ battery that can be used as an alternative to Li-ion batteries. Our products have been piloted by eight blue chip utilities and C&I end users. The pilots involved several use cases including solar shifting, peak shaving, price arbitrage, utility ancillary services and microgrids.
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

•a favorable regulatory landscape, including: full adoption by the states in the United States of FERC Order 841, which mandates that battery storage can participate in the demand response and ancillary markets; incentives for the implementation of battery storage by state regulators; and adoption by Congress of an investment tax credit for standalone battery storage; and

•the emergence, continuance or success of other alternative energy storage technologies and products.
If we do not manage these risks and overcome these potential difficulties outside of our control successfully, our business and results of operations may suffer.
Failure to deliver the benefits offered by our technologies, or the emergence of improvements to competing technologies, could reduce demand for our products and harm our business.
We believe that, compared to Li-ion batteries, our energy storage solutions offer significant benefits, including the use of widely-available and low-cost materials with no rare earth or toxic components, full recyclability at end-of-life, an over twenty (20) year product life requiring minimal maintenance, and a wide thermal operating range that eliminates the need for fire suppression and HVAC, which would otherwise be required for use with Li-ion batteries.

However, if our manufacturing costs do not decrease to the extent we intend, or if our expectations regarding the operation, performance, maintenance and disposal of our products are not realized, we could have difficulty marketing our products as a superior alternative to already-established technologies and impact the market reputation and adaptability of our products. In addition, developments of existing and new technologies could improve their cost and usability profile, reducing any relative benefits currently offered by our products which would negatively impact the likelihood of our products gaining market acceptance.
As we endeavor to expand our business, we will incur significant costs and expenses, which could outpace our cash reserves. Unfavorable conditions or disruptions in the capital and credit markets may adversely impact business conditions and the availability of credit.
We expect to incur additional costs and expenses in the future related to the continued development and expansion of our business, including in connection with expanding our manufacturing capabilities to significantly increase production capacity, developing our products, maintaining and enhancing our research and development operations, expanding our sales, marketing, and business development activities in the United States and internationally, and growing our project management, field services and overall operational capabilities for delivering projects. We do not know whether we will be able to reduce our manufacturing cost and grow our revenue rapidly enough to absorb these costs or the extent of these expenses or their impact on our results of operations.
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
The Company’s Compensation Committee of the Board of Directors is committed to working with the management to design compensation plans that attract, retain and motivate the Company’s executives and support business objectives that create shareholder value. In addition, the Board of Directors have implemented procedures for planning for the effective succession of senior management and key personnel. However, we still depend on the experience of our senior management team, including our chief executive officer, chief financial officer and chief accounting officer, and other key personnel, each of whom would be difficult to replace in the event of an unforeseen departure from the Company. Despite successfully managing recent turnover, the loss of any such personnel could have a material adverse effect on our business and our ability to implement our business strategy. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. We do not maintain key-person insurance for any of our employees, including senior management. In addition, changes and replacement, as well as transition in senior executive leadership could adversely affect our relationships with clients, customers, and employees. We must successfully integrate new key personnel whom we hire within our organization in order to achieve our operating objectives.
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

From time to time, we may face attempts by others to gain unauthorized access through various forms of the Internet or try to introduce malicious software to our IT systems. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to:

•gain access to our network or data centers or those of our customers;

•steal proprietary information related to our business, products, employees, and customers; or

•or interrupt our infrastructure or those of our customers.
To date, no attempts have resulted in any material adverse impact to our business or operations; however, there can be no guarantee that such intrusions will not be material in the future. While we seek to detect and investigate all unauthorized attempts and attacks against our network and products, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes to our products, we remain potentially vulnerable to additional known or unknown threats. In addition to intentional third-party cybersecurity breaches, the integrity and confidentiality of company and customer data may be compromised as a result of human error, product defects, or technological failures. Cybersecurity breaches, whether successful or unsuccessful, and other IT system interruptions, including those resulting from human error and technological failures, could result in us incurring significant costs related to, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties.
The failure or breach of our IT systems could affect our sales and operations.
Our IT infrastructure is currently managed by a third party Managed Services Provider ("MSP"). While we regularly review the cybersecurity tools and other security protection provided by this MSP, this MSP regularly runs intrusion and other security tests on services provided to us, there can be no guarantee that a failure or breach of such systems will not occur. We operate a number of IT systems throughout our business that could fail for a variety of reasons, including the threats of unauthorized intrusions and attackers. If such failures were to occur, we may not be able to sufficiently recover to avoid the loss of data or any adverse impact on our operations that are dependent on such IT systems. This could result in lost sales as we may not be able to meet the demands for our product.
Furthermore, because our IT systems are essential for the exchange of information both internally and in communicating with third parties, including our suppliers and manufacturers, cybersecurity breaches could potentially lead to the unauthorized release of sensitive, confidential or personal data or information, improper use of our systems, or, unauthorized access, use, disclosure, modification or destruction of information or defective products. If these cybersecurity breaches continue, our operations and ability to communicate both internally and with third parties may be negatively impacted. Additionally, if we try to remediate our cybersecurity problems, we could face significant unplanned costs or capital investments and any damage or interruption could have a material adverse effect on our reputation, business, financial condition, and results of operations.
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
The nature of our business exposes us to potential legal proceedings or claims that could adversely affect our operating results. These claims could conceivably exceed the level of our liability insurance coverage.
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
The Company is currently under investigation by the U.S. Department of Justice (“DOJ”) for underpayment of certain custom duties from the past years for the imports of supplies from international vendors. As of the date of this report, no complaint has been filed against the Company. The Company accrued $0.4 million for the probable loss included in accrued expenses on the consolidated balance sheets as of December 31, 2021.

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
As of December 31, 2021, we had two hundred fifty-one (251) full-time employees, none of whom are represented by unions or covered by collective bargaining agreements. If a union sought to organize any of our employees, such organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

Risks Related to Our Products and Manufacturing

We must obtain Underwriters Laboratories ("UL") and other related certifications for our future generations of product.
Our Gen 2.3 product has received Underwriters Laboratories ("UL") 1973 certification and has been tested for UL 9540A. Based on these North American certifications, we also intend to expand our Gen 2.3 product certification to other national standards such as European Conformity (“CE”) marking in the European Union and the international certification of the International Electrotechnical Commission (“IEC”). We also intend to obtain the UL certification and all applicable safety standards for our future products. Failure to obtain UL, IEC or CE certification would have a significant impact on our revenues, as such certifications are required by most of our customers. As Battery Storage is a relatively new market segment, additional rules will be introduced and regulation changes will occur. We must continue to adapt and ensure conformity to new standards and regulations introduced in the market.
Compared to traditional energy storage technologies, our products have less power density and roundtrip efficiency and may be considered inferior to competitors’ products.
Traditional Li-ion batteries offer higher power density and a lower self-discharge rate than our batteries. If customers were to place greater value on power density and efficient power delivery over the numerous other advantages of our technologies, including the widely available and low-cost materials with no rare earth components, full recyclability at end-of-life, an over 20 (twenty) year product life requiring minimal maintenance, and a wide thermal operating range that eliminates the need for fire suppression and HVAC, then we could have difficulty positioning our batteries as a viable alternative to traditional Li-ion batteries and our business would suffer.
We have limited manufacturing experience and could experience difficulty in producing commercial volumes of the battery storage system

We have limited experience in commercial manufacturing of the battery storage system. On August 21, 2019, we entered into a joint venture agreement with Holtec Power, Inc (“Holtec”) and formed HI-POWER, which was owned 51% by Holtec and 49% by us. HI-POWER's operation was jointly overseen by the board of directors including two members from Holtec and two members from Eos, until we acquired the 51% equity interest owned by Holtec in April 2021. Because we have limited prior commercial manufacturing experience, we may incur manufacturing inefficiencies, delays or interruptions. Our current manufacturing and testing processes do not require significant technological or production process expertise. However, any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, decreased production, and logistical costs and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.
We may experience difficulties in establishing manufacturing capacity to scale and in meeting potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities.
To date, we have only manufactured batteries in limited quantities for R&D activities and to a limited extent for commercial customers. The output achieved to date is a fraction of what the Company expects will be necessary for full commercialization and to meet the demand we see in the market for our product. The manufacturing process for commercial scale is still being refined and improved. There are risks associated with scaling up manufacturing to commercial volumes including, among others, technical or other problems with process scale-up, process reproducibility, stability issues, quality consistency, timely availability of raw materials and cost overruns.  There is no assurance that we will be successful in establishing a larger-scale commercial manufacturing process that achieves our objectives for manufacturing capacity and cost per battery, in a timely manner or at all.  If we are unable to produce sufficient quantities of product for commercialization on a timely basis and in a cost-effective manner, the Company's commercialization efforts would be impaired which could materially affect our business, financial condition, results of operations and growth prospects.
We may experience delays, disruptions, or quality control problems in our manufacturing operations.
The ongoing Covid-19 pandemic has caused significant uncertainty in the United States and global economies as well as the markets we serve and could adversely affect our business, results of operations and financial condition.
The Covid-19 pandemic continues to spread throughout the United States and in various parts of the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We have experienced disruption in supply and logistics, raw material price increase due to inflation, customers readiness delay and labor shortage as a result of Covid-19, although the impact has not been significant to us. We remain unable to accurately predict the full impact that Covid-19 will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures as the ultimate impact of Covid-19 on our operations and financial performance depends on many factors that are not within our control, including: the duration, scope and severity of the pandemic, including the impact of variants and resurgences; the development, availability and public acceptance of effective treatments or vaccines; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; general economic uncertainty in global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the Covid-19 pandemic subsides.

To support the health and well-being of our employees, customers, partners and communities, since approximately June 10, 2020, all of our non-essential employees have been working a hybrid model of on-site and remote-based work or have moved to fully remote. This represents approximately 78% of our non-essential workforce. In addition, we understand that the employees of many of our customers are working remotely, which may delay the timing of some orders as well as shipments and cash collections. There can be no guarantee that disruptions, such as staff not being allowed to enter our manufacturing facility or our supply chain being disrupted, to our operations caused by Covid-19 will not result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements.
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
We rely on a single manufacturing site in Turtle Creek, Pennsylvania to manufacture the products to our customers. As a result, a sustained or repeated interruption in the manufacturing of our products due to labor shortage, fire, flood, war, pandemic, or natural disasters may interfere with our ability to manufacture our products and fulfill customers’ demands in a timely manner. Failure to manufacture our products and meet customer demands would impair our ability to generate revenues which would adversely affect our financial results.
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
Although our latest Gen 2.3 products meet our stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations of products are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect the quality of our products. Any actual or perceived errors, defects, or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.
Furthermore, defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our product comes with a initial two (2) year manufacturing warranty, based on the use case of the customer and normal system degradation expected from such use case. We also offer customers an extended performance warranty of up to twenty (20) years at an additional cost to the customer. The price charged for any such extended warranty is based on the use case of the customer and the additional performance that such customer wishes to ensure. For extended warranties, this may require system augmentation or battery replacements, which would be provided at no additional charge beyond the price of the extended warranty paid by such customer.

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
We are heavily dependent on third-party suppliers and contractors. Supply chain issues could adversely affect our operations and financial results.
We are heavily dependent on third-party suppliers and contractors and their ability to deliver sufficient quantities of key components, products and services at reasonable prices and in time for us to meet schedules for the delivery of our products and services. In addition, our operations depend on our ability to anticipate and our suppliers’ ability to fulfill, our needs for sufficient quantities of key components and products. Given the diverse distribution of our suppliers and contract manufacturers, and the long lead times required to manufacture, assemble and deliver our products, problems could arise in production, planning and inventory management, and regulatory compliance that could seriously harm our business. Third-party suppliers may have limited financial resources to withstand challenging business conditions, particularly as a result of the impact from Covid-19. Suppliers are facing global supply chain challenges, such as truck shortages, container delays, raw materials, etc. While we have taken several initiatives to mitigate the effects of Covid-19, our business could be negatively impacted if key suppliers are forced to cease or limit their operations.
If we elect to expand our production capacity by constructing one or more new manufacturing facilities, we may encounter challenges relating to the construction, management and operation of such facilities.
We currently operate our manufacturing facility located in Pennsylvania. We may, however, seek to construct one or more manufacturing facilities designed to meet our product supply needs in the future. Although we currently believe that we can expand our Turtle Creek facility to a 800 megawatt-hour (“MWh”) manufacturing facility in 2022, we cannot provide any assurances that we would be able to successfully establish or operate a new manufacturing facility in a timely or profitable manner, or at all, or within any budget that might be forecasted for such a project. The construction of any such facility would require significant capital expenditures and result in significantly increased fixed costs. If we are unable to transition manufacturing operations to any such new facilities in a cost-efficient and timely manner, then we may experience disruptions in operations, which could negatively impact our business and financial results. Further, if the demand for our products decreases or if we do not produce the expected output after any such new facility is operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per product fixed cost, which would have a negative impact on our financial condition and results of operations.
Our ability to expand our manufacturing capacity would also greatly depend on our ability to hire, train and retain an adequate number of manufacturing employees, in particular employees with the appropriate level of knowledge, background and skills. Should we be unable to hire such employees, our business and financial results could be negatively impacted.
We could incur substantial costs as a result of violations of, or liabilities under, environmental laws.

Our properties, operations and the products we manufacture are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, water discharges, handling and disposal of solid and hazardous substances and wastes, soil and groundwater contamination, employee health and safety and the content of products. Under certain of these laws and regulations, we may be subject to joint and several liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, or at sites at which waste we generated was disposed, even if the contamination was not caused by us or was legal at the time it occurred. Our failure to comply with these environmental, health and safety laws and regulations, including failing to obtain any necessary permits, could cause us to incur substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to conduct or fund remedial or corrective measures, install pollution control equipment or perform other actions. The future identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws, regulations or permit requirements, including relating to climate change, or other unanticipated events may arise in the future and give rise to environmental liabilities, which could adversely affect our business, financial condition and results of operations.
Failure to meet our goals and disclosures related to ESG matters or to keep up with evolving trends, regulations and shareholder expectations relating to ESG issues or reporting could adversely impact our reputation, share price, access to and cost of capital and financial results.
We have established goals and strategies related to ESG matters, see "Business -- Environmental, Social & Governance." These goals and strategies reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation and the market price of our common stock.
Further, certain institutional investors, investor advocacy groups, investment funds, creditors, influential financial markets participants and other stakeholders have become increasingly focused on companies' ESG issues in evaluating their investments and business relationships. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies' ESG practices. Although there are no universally accepted standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future shareholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which could have a negative impact on our share price and our access to and cost of capital.
In addition, the adoption of new ESG-related regulations applicable to our business, or pressure from key stakeholders to comply with additional voluntary ESG-related initiatives or frameworks, could require us to make substantial investments in ESG matters, which could impact the results of our operations. Decisions or related investments in this regard could affect consumer perceptions as to our brand. Furthermore, if our competitors' corporate responsibility or ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. We could also fail, or be perceived to fail, in our achievement of any announced ESG initiatives, goals or objectives, or we could be criticized for the scope of such initiatives, goals or objectives. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives, goals or objectives are not executed as planned, our reputation, financial results and market price of our common stock and access to and cost of capital could be materially and adversely affected.

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
We will require additional financing to achieve our long-term goals and a failure to obtain this capital on acceptable terms may adversely impact our ability to support our business growth strategy.
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

During the years ended December 31, 2021, 2020, and 2019, we sold our products in a number of different countries, including the United States, India, Greece, and Nigeria. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
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
Further, any additional markets that we may enter could have different characteristics from the markets in which we currently sell products, and our success will depend on our ability to adapt properly to these differences. These differences may include regulatory requirements, including tax laws, trade laws, labor regulations, tariffs, export quotas, customs duties, or other trade restrictions, limited or unfavorable intellectual property protection, international, political or economic conditions, restrictions on the repatriation of earnings, longer sales cycles, warranty expectations, product return policies and cost, performance and compatibility requirements. In addition, expanding into new geographic markets will increase our exposure to presently existing and new risks, such as fluctuations in the value of foreign currencies and difficulties and increased expenses in complying with United States and foreign laws, regulations, and trade standards, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”).
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
Revenue from our battery sales is primarily recorded upon transfer of ownership of the product to the customer. Under our customer contracts, this transfer typically takes place upon shipment of the battery from our manufacturing facility but, in some instances, occurs upon delivery to a customer site or, even more infrequently, when commercial operation commences. Because our revenues are generally derived from sales of hardware that may take many months to manufacture and prepare for delivery, such revenue can come in peaks and troughs based on the underlying customer arrangements. As a result, our quarterly results of operations are difficult to predict and may fluctuate significantly in the future based on the timing of product deliveries.

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

Our business relies, in part, on the co-location of battery assets with solar and wind technologies. The market for on-grid applications, where solar or wind power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives that vary by geographic market. The reduction, elimination or expiration of government subsidies and economic incentives for on-grid solar electricity may negatively affect the competitiveness of alternative electricity generation relative to conventional and nonsolar renewable sources of electricity and could harm or halt the growth of the alternative electricity industries. Because our C&I end user sales are generally expected to be made into the on-grid market, these changes could harm our business. For example, in 2015 the U.S Congress passed a multi-year extension to the solar Investment Tax Credit (“ITC”), which extension helped grow the U.S solar market. As of January 1, 2020, the ITC is being gradually reduced from thirty percent (30%) to twenty-six percent (26%) for both residential and commercial in 2020 and is expected to reach ten percent (10%) for commercial only in 2022. In December 2020, the Congress passed the Consolidated Appropriations Act, 2021 which extended the 26% credit for two years until January 1, 2023 and the applicability of the 22% credit for another year until January 1, 2024. If the ITC would not be extended any further, the reduction in the ITC could reduce the demand for solar energy solutions in the United States, which would have an adverse impact on our business, financial condition, and results of operations.
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
Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
We currently procure the felt required for our batteries and the electrical cables for the Eos Cube from China, as we believe that the materials procured from our Chinese suppliers currently have the best overall performance and price compared to domestic alternatives. Trade tensions between the United States and China have led to certain increased tariffs and trade restrictions. There can be no guarantee that these developments will not negatively impact the price of the felt used in our products. We believe we could obtain a similar performing felt and electrical cabling in the United States, but such sources would likely also charge a higher cost than our current suppliers, which would negatively impact our gross margins. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions, which could result in supply shortages and increased costs.
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
The FCPA prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and nongovernment persons and entities. Our policies mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into, many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry and related energy industries, our entry into certain jurisdictions may require substantial government contact where norms can differ from U.S. standards. Although we expect to maintain strict internal control policies and procedures designed to guard against improper conduct, there can be no guarantee that our employees, agents, and business partners will not take actions in violation of our internal control policies. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti-corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, and detecting, investigating and resolving actual or alleged violations can be expensive and require significant time and attention from senior management. Any violation of U.S. federal and state and non-U.S. laws, regulations and policies could result in substantial fines, sanctions, civil and/or criminal penalties, and curtailment of operations in the United States or other applicable jurisdictions. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
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
Our foreign operations pose additional risks to the Company’s business.
In 2021, we established two subsidiaries in Italy and India and market our products internationally. The Company’s foreign operations are subject to the risks described above, as well as risks related to fluctuations in currency values, foreign currency exchange controls, compliance with foreign laws, compliance with applicable U.S. laws and other economic or political uncertainties. Our international sales are typically denominated in U.S. dollars or Euros. As a result, we do not have significant direct exposure to currency valuation exchange rate fluctuations. However, because our products are sold internationally, to the extent that the U.S. dollar strengthens against the foreign currency of a customer or potential customer, we may find our products at a price disadvantage as compared with other non-U.S. suppliers. This could lead to our receiving lower prices or being unable to compete for that specific customer’s business. International sales are subject to risks related to general economic conditions, imposition of tariffs, quotas, trade barriers and other restrictions, enforcement of remedies in foreign jurisdictions and compliance with applicable foreign laws, and other economic and political uncertainties. All of these risks could result in increased costs or decreased revenues, which could adversely affect the Company’s financial results.

Risks Related to Intellectual Property

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, then our business and results of operations could be materially harmed.
Our success depends to a significant degree on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and other contractual provisions with our customers, suppliers, employees, and others, to establish and protect our intellectual property and other proprietary rights. Our ability to enforce these rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we may be subject to claims that our intellectual property rights are invalid or not enforceable. Our assertion of intellectual property rights may result in another party seeking to assert claims against us, which could harm our business. Our inability to enforce intellectual property rights under any of these circumstances would likely harm our competitive position and business.
We applied for patents in the United States, Europe, Africa, South America, Asia and Australia, some of which have been issued. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or redesign our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be misappropriated, infringed, or otherwise violated.
Our intellectual property may be stolen or infringed upon. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control which may lead to the theft of our intellectual property or trade secrets or business disruption, including inappropriate retention or disclosure of trade secrets by current or former employees. To the extent that any disruption or security breach results in a loss or damage to our data or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees and lead to claims against the company. Any lawsuits that we may initiate to protect our significant investment in our intellectual property also may consume management and financial resources for long periods of time and may not result in favorable outcomes, which may adversely affect our business, results of operations or financial condition.
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

Unexpected risks may arise that cause us to write down or write off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be noncash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject. Accordingly, our stockholders could suffer a reduction in the value of their shares.

Risk Related to Our Securities

To the extent that any shares of common stock are issued upon exercise of any of the warrants, the number of shares eligible for resale in the public market would increase.
We have 7,327,254 outstanding warrants exercisable to purchase 7,327,254 shares of common stock at an exercise price of $11.50 per share. To the extent that any shares of common stock are issued upon exercise of any of the warrants to purchase shares of common stock, there will be an increase in the number of shares of common stock eligible for resale in the public market. Sales of a substantial number of such shares in the public market could adversely affect the market price of our common stock.
Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or our bylaws, or (iv) any action asserting a claim against us or our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within 10 days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe that this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
Notwithstanding the foregoing, our Charter provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe that this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.
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
The Sponsor’s founder shares, Private Placement Units, Private Placement Shares, Private Placement Warrants, and any shares of common stock issued upon conversion or exercise thereof were each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement, dated May 19, 2020, between us and the Sponsor. Likewise, the shareholders who have received common stock in connection with the business combination were contractually restricted from selling or transferring any shares of our common stock they received pursuant to the lock-up provisions contained therein. However, following the expiration of these lock-up periods on August 1, 2021, neither such shareholders nor the Sponsor are restricted from selling their shares of our common stock, other than by applicable securities laws. Additionally, the investors are not restricted from selling any of their shares of our common stock following the Closing, other than by applicable securities laws. A resale prospectus covering 43,744,680 shares and 325,000 warrants held by the shareholders and warrant holders and the Sponsor was declared effective by the SEC on January 21, 2021, which may be utilized to sell such securities for so long as it remains effective. A resale prospectus covering 4,000,000 shares held by the PIPE investors was declared effective by the SEC on November 16, 2020, which may be utilized to sell such securities for so long as it remains effective.
Sales of a substantial number of shares of our common stock in the public market could occur at any time irrespective of the Company's performance. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Such sales may occur based upon individual investor liquidity requirements or other factors outside of our control. The investors, who own Sponsor’s founder shares, Private Placement Units, Private Placement Shares, or received common stock in connection with the business combination, collectively owned approximately 62% of the outstanding shares of our common stock as of December 31, 2021.
As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of shares by the shareholders who received common stock in connection with the business combination, and the investors could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

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
Fluctuations in the price of our securities could contribute to the loss of part or all of your investment. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:

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
We do not intend to pay dividends on our common stock in the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
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

Risks Related to Our Status as a Public Company
The obligations associated with being a public company involve significant expenses and will require significant resources and management attention, which may divert from our business operations.
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, as amended (“SOX”). The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. SOX requires, among other things, that a public company establish and maintain effective internal control over financial reporting. As a result, we incur significant legal, accounting and other expenses that we did not incur prior to the business combination. Our entire management team and many of our other employees devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.
Effective December 31, 2021, we no longer qualify as an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies no longer apply, which will increase our costs and demands on management.
As a result of our public float (the market value of the Company’s Common Shares held by non-affiliates) on June 30, 2021, Eos became a large accelerated filer as of December 31, 2021. Therefore, we no longer qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”).
As large accelerated filer, we lost the option to certain exemptions from various reporting requirements that are applicable to smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and exemptions related to certain “Say-on-Pay” rules under Section 14A of the Exchange Act, including requirements to hold a nonbinding advisory vote on named executive officer compensation, the frequency of such votes and arrangements with named executive officers regarding compensation based on or related to an acquisition, merger, or similar transaction.

Further, as a larger accelerated filer, we are now subject to Section 404(b) of the Sarbanes-Oxley Act (“Section 404”), which requires that the Company’s independent registered public accounting firm provide an attestation report of the Company’s internal controls over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements has increased Eos’s expenses and required significant management time. Investors may find the Company’s Common Shares less attractive because of the additional compliance costs. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of the Company’s Common Shares.
If we are not able to comply with these additional requirements, we could be subject to sanctions or investigations by the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
See “Item 1. Business” under the "Facilities" section.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising out of our operations. There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such. Refer to Note 10 for discussion of a potential legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
EOS's shares of common stock and warrants are traded on The Nasdaq Capital Market under the ticker symbols “EOSE” and “EOSEW”, respectively.
As of February 16, 2022, there were 253 holders of record of EOS common stock and 3 holders of record of EOS warrants.

Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, and capital requirements, general business conditions and other factors that our board of directors may deem relevant.

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
The securities issued to the former equity holders of BMRG pursuant to the Merger Agreement were registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
The PIPE Shares issued to the PIPE Investors pursuant to the Subscription Agreements have been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Stock Performance Graph
The following performance graph shall not be deemed soliciting material or filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.
The following graph shows the cumulative total stockholder return on our Class A common stock, assuming $100 was invested on our first trading day, November 16, 2020. Our stock return is compared with the cumulative total return from the Russell 3000 Index and the Nasdaq Clean Edge Energy Index.

The comparisons in the graph below are based upon historical data and are not indicative of future performance.

ITEM 6. SELECTED FINANCIAL DATA.
[Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors.”
Overview
We design, manufacture, and deploy reliable, sustainable, safe and scalable low-cost battery storage solutions for the electric utility industry.
The Company was originally incorporated in Delaware on June 3, 2019 as a special purpose acquisition company under the name B. Riley Principal Merger Corp. II., in order to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses. Upon the closing of the business combination (the “Closing”) on November 16, 2020, as described in Part I, Item 1. Business, the Company changed its name to “Eos Energy Enterprises, Inc.”
The business combination is accounted for as a reverse recapitalization. EES is deemed the accounting predecessor and the combined entity is the successor SEC registrant, meaning that EES's financial statements for previous periods are disclosed in the registrant’s future periodic reports filed with the SEC. Under this method of accounting, BMRG is treated as the acquired company for financial statement reporting purposes.

As an SEC-registered and NASDAQ-listed company, we are required to implement procedures and processes to address public company regulatory requirements and customary practices and have and continue to hire additional personnel in this context. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, and audit and other professional service fees.
On April 8, 2021, the Company entered into a unit purchase agreement (the “Purchase Agreement”) with Holtec. In accordance with the terms and conditions of the Purchase Agreement, on April 9, 2021, the closing date of the Transaction (as defined below), the Company acquired from Holtec the entire 51% interest in Hi-Power that was not already owned by the Company. Following the consummation of the transaction set forth in the Purchase Agreement (the “Transaction”), Hi-Power became a 100% indirect, wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated.
We believe that the strategic acquisition of Hi-Power will increase our ability to effectively align manufacturing capacity with customer demands while maintaining our focus on human power, inventory management, production yields, quality, and cost. Further, we believe that the acquisition will also opportunistically allow us to increase our manufacturing capacity in line with new product introduction and future growth expectations.
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
We have achieved third-party product safety certification from Underwriter Laboratories (UL) for the Eos Gen 2.3 Battery System and have also achieved UL certification at our Hi-Power facility as of August 10, 2021. Eos products now meet international UL standards for battery storage systems.
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
We are currently experiencing delays in our commercialization rollout due to project delays in connection with permitting procedures as well as establishing grid connections. These delays may continue to impact the timing of our deliveries and therefore our results of operations.
We continue to invest in production quality and manufacturing yield as we continue to scale our manufacturing abilities to meet current backlog demand. We expect overall cost reductions, as well as improved and consistent quality to be driven by (1) training and experience in aligning our engineering and manufacturing processes; (2) improvement in downtime and equipment maintenance; and (3) finalization of our material sourcing strategy.

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
Market Trends and Competition
According to Bloomberg New Energy Finance (“BNEF”), the global energy storage market is expected to grow to a cumulative 350 gigawatts (“GW”), attracting an estimated $262 billion in future investment by 2030. With approximately 5.5 GW of energy storage commissioned globally in 2020, it is expected to increase to 11.9 GW in 2021. It is expected the global energy storage market will grow at a 33% compound annual growth rate from 10,764 megawatt hours (“MWh”) annual market in 2020 to approximately 174,000 MWh annually by 2030.
Based on BNEF, the United States would represent over 28% of this global cumulative market through 2030. The percentage of renewable energy in total electricity generation in the United States will change from 20% in 2020 to 33% or more by 2030. Favorable regulatory conditions such as the recent court decision validating FERC Order 841, along with state-sponsored incentives in New York, California, Massachusetts and other states coupled with the rapid growth of solar-plus-storage applications throughout the United States are expected to grow the energy storage market from 2,473 MWh deployed in 2020 to 43,586 MWh deployed in 2030.
Factors affecting customers to make decisions when choosing from different battery storage systems in the market include:
•product performance and features;
•safety and sustainability;
•total lifetime cost of ownership;
•total product lifespan;
•power and energy efficiency;
•duration of the batteries' storage;
•customer service and support; and
•U.S.-based manufacturing and sourced materials.
Li-ion currently has 95% or more market share for the stationary battery industry. We believe we are the first commercially available battery system that does not have a Li-ion chemistry. We anticipate our battery system using Znyth™ technology will gradually take some market share of the battery industry. This considers its unique operating characteristics, including a 100% discharge capability, flattened degradation curve and a 3 to 12 hour duration, as well as other characteristics related to safety and the cost of operating and maintaining our battery system. Our ability to successfully deploy our battery system technology and gain market share in the energy storage market will be important to the growth of our business.
Regulatory Landscape
In North America, geographic distribution of energy storage deployment has been driven by regulatory policy with both federal and state level programs contributing to stable revenue streams for energy storage. Refer to the Business section for a description of these programs and the impact on our business.
Covid-19

We have implemented operational and protective measures to ensure the safety, health and welfare of our employees and stakeholders. This includes implementing work-from-home policies for nonessential employees, which constitute 78% of our workforce. We have also ensured that all employees and visitors that visit our office have access to personal protective equipment and we strictly enforce social distancing. We will maintain these precautions and procedures until Covid-19 is under adequate control. To date, Covid-19 caused a several week delay in completing the UL certification of the Gen 2.3 product due to the certification company being delayed in completing the in-person witness tests. In addition, it caused a delay for us in delivering products to one of our customers. Other than this, Covid-19 did not have a material impact on our operations or financial condition.
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
Components of Results of Operations
As the Merger is accounted for as a reverse recapitalization, the operating results included in this discussion reflect the historical operating results of EES prior to the Merger and the combined results of Eos following the closing of the Merger. The assets and liabilities of the Company are stated at their historical cost in thousands.
Revenue
We have generated revenues from limited sales as we recently launched our next-generation energy storage solution Gen 2.3 that is scalable and can be used for a variety of commercial use cases. We expect revenues to increase as we scale our production to meet demand for the next generation of our product.
Cost of goods sold
In August 2019, we established a joint venture, Hi-Power, that manufactures the Gen 2.3 battery system on our behalf. Our cost of goods sold for the Gen 2.3 battery system prior to the acquisition of Hi-Power includes the purchase of the manufactured system from Hi-Power, the joint venture which produces the Gen 2.3 battery system. On April 9, 2021, Hi-Power became our wholly-owned subsidiary after closing of the acquisition of the remaining 51% interest previously held by our joint venture partner. Therefore, cost of goods sold subsequent to that date primarily consists of direct labor, direct material and the overhead that is directly tied to the production facility. Other items contributing to cost of goods sold were manufacturing overhead such as engineering expense, equipment maintenance, environmental health and safety, quality and production control and procurement, as well as transportation, logistics, depreciation and facility-related costs. We expect our cost of goods sold to exceed revenues in the near term as we continue to scale our business.
Research and development expenses
Research and development expenses consist primarily of salaries and personnel-related costs as well as products, materials, third-party services, and depreciation on equipment and facilities used in our research and development process, as well as amortization on intangible assets. The research and development expense is related to spending on obtaining the UL certificate, improving battery performance and reducing cost on Gen 2.3, as well as designing and developing new generations of our battery storage system. We expect our research and development costs to increase for the foreseeable future, as we continue to invest in research and development activities that are necessary to achieve our technology and product roadmap goals.
Selling, general and administrative expenses

Selling, general and administrative expenses consist mainly of personnel-related expenses including corporate, executive, finance, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, and marketing costs. We expect selling, general and administrative expenses to increase for the foreseeable future as we scale our headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Loss on pre-existing agreement
The company’s pre-existing agreement with Hi-Power was terminated at the time of the acquisition and a loss was recognized in the consolidated statements of operations.
Grant expense (income), net
Grant expense (income), net includes our expenses net of reimbursement related to grants provided by the California Energy Commission (“CEC”).
Interest expense, net
For the year ended December 31, 2021, interest expense primarily consists of interest accretion on notes payable associated with the Hi-Power acquisition as well as interest expense from equipment financing agreement. For the years ended December 31, 2020, interest expense is mainly from the one-year invoice securitization facility the Company entered into in January 2020.
Interest expense - related party
For the year ended December 31, 2021, interest expense-related party primarily consists of interest expense on the 2021 Convertible Notes issued to Koch Industries, Inc. ("Koch") in July, as well as the amortization of discounts and issuing costs associated with the 2021 Convertible Notes.
For the years ended December 31, 2020 and December 31, 2019, interest expense-related party consists primarily of interest incurred on our Legacy Convertible Notes issued before the Merger, including the accretion of interest on Legacy Convertible Notes that contained embedded features that permit holders to demand immediate repayment of principal and interest. All Legacy Convertible Notes issued before the Merger were converted to common stock in connection with the Merger.
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
Loss on extinguishment of convertible notes
Loss on extinguishment represent the loss recognized from the modification of Legacy Convertible Notes in April 2019 issued during 2018 and January 2019.
Change in fair value, embedded derivative
The 2021 Convertible Notes issued in July 2021 contain a conversion feature which is precluded from being considered indexed to the Company’s own stock. Therefore, the conversion feature was accounted for as an embedded derivative and classified as a Level 3 financial instrument. The Legacy Convertible Notes issued during 2019 and 2020 contained an embedded derivative feature that could accelerate the repayment of the Legacy Convertible Notes upon a qualified financing event not within our control. This embedded derivative resulted in the recording of a premium or discount on Legacy Convertible Notes that were recognized in earnings upon their issuance. In connection with the Merger, all Legacy Convertible Notes were converted to common stock and the embedded derivative fair value was zero as of December 31, 2020. These embedded derivatives are remeasured at their fair value each balance sheet date and the changes in their fair value are recognized in the consolidated statements of operations during the period of change.
Change in fair value, warrants liability - related party
The Private Placement Warrants were recognized by the Company as of the Merger Date at fair value of $559 and classified as a liability in the consolidated balance sheets. Thereafter, the change in fair value is recognized as a derivative gain (loss) each reporting period in the consolidated statements of operations. The Private Placement Warrants are classified as Level 2 financial instruments.
Change in fair value, Sponsor Earnout Shares
The Sponsor Earnout Shares classified as liability as of the Merger date through the date they were released from restriction and were reclassified into equity on December 16, 2020. The change in fair value of the Sponsor Earnout Shares is recognized as a loss in the consolidated statements of operations. The Sponsor Earnout Shares were valued using a Monte Carlo simulation.
Income (loss) from equity in unconsolidated joint venture
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

Results of Operations

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020
The following table sets forth our operating results for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Revenue	$4,598	$219	$4,379	2,000
Cost and expenses:
Cost of goods sold	46,494	5,509	40,985	744
Research and development expenses	19,193	13,593	5,600	41
Selling, general and administrative expenses	42,998	17,621	25,377	144
Loss on pre-existing agreement	30,368	1,262	29,106	2,306
Grant expense (income), net	269	913	(644)	(71)
Operating loss	(134,724)	(38,679)	(96,045)	248
Other income (expense)
Interest (expense) income, net	(604)	(115)	(489)	425
Interest expense – related party	(4,597)	(23,706)	19,109	(81)
Remeasurement of equity method investment	(7,480)	—	(7,480)	NM
Change in fair value, embedded derivative	17,507	2,092	15,415	737
Change in fair value, warrants liability - related party	1,775	(2,142)	3,917	(183)
Change in fair value, Sponsor Earnout Shares	—	(8,220)	8,220	(100)
Income (loss) from equity in unconsolidated joint venture	440	127	313	246
Gain on debt forgiveness	1,273	—	1,273	NM
Sale of state tax attributes	2,194	—	2,194	NM
Net loss	$(124,216)	$(70,643)	$(53,573)	76

Basic and diluted loss per share attributable to common shareholders
Basic and Diluted	$(2.36)	$(7.51)	$5.15	(69%)

Revenue
Revenue was $4.6 million and $0.2 million for the year ended December 31, 2021 and 2020, respectively, which related to sales of our energy storage solution for specific customer application. In 2020, we transitioned our business to launch our next generation of energy storage solutions Gen 2.3 and generated limited revenue during this period. During 2021, we delivered 47 cubes for 10 different customers.

Cost of goods sold
Cost of goods sold increased by $41.0 million, or 744%, from $5.5 million for the year ended December 31, 2020 to $46.5 million for the year ended December 31, 2021. Although the Company began shipping our new Gen 2.3 battery storage system to customers in 2021, we have not yet reached the full scale of our manufacturing capacity and are incurring higher manufacturing overhead costs. In addition, as we refine and improve our manufacturing process for commercial scale to assure stability and quality consistency, we incurred significant cost of scrap. We expect our overall gross margin percentage to improve as we further refine our manufacturing process, increase our sales, and spread our overhead costs over larger production volumes.
Research and development expenses
Research and development costs increased by $5.6 million, or 41%, from $13.6 million for the year ended December 31, 2020 to $19.2 million for the year ended December 31, 2021. The primary drivers for the increase were R&D material, employee costs and professional services. For the year ended December 31, 2021, R&D material increased by $2.1 million. As we increased our R&D headcount, we increased our employee and stock-based compensation costs by $3.0 million. Further, we incurred $0.9 million more outside service costs related to consultants, R&D freight charges and waste disposal.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $25.4 million, or 144%, from $17.6 million for the year ended December 31, 2020 to $43.0 million for the year ended December 31, 2021. Included in this is an increase of payroll and stock-based compensation costs of $11.3 million as we continue to expand our workforce and hire new employees in various departments. In addition, selling, general, and administrative expenses increased relating to the following: $1.3 million in debt issuance costs related to the 2021 Convertible Notes and $10.0 million in legal, recruiting and other outside professional services. Facility costs increased by $1.3 million also due to the expansion of operation and increase of headcount.
Loss on pre-existing agreement
The company incurred a loss on pre-existing agreement of $30.4 million and $1.3 million for the years ended December 31, 2021 and December 31, 2020 from the JV agreement with Holtec, respectively. As Hi-Power became a wholly-owned subsidiary in April 2021, no loss was recognized for the remainder of the year ended December 31, 2021.
Grant expense (income), net
Grant expense (income), net decreased by $0.6 million, or 71%, from $0.9 million for the year ended December 31, 2020 to $0.3 million for the year ended December 31, 2021. The decrease results from lower grant income earned for the year ended December 31, 2021 and a lower level of research and development activity related to the Company's grants from the California Energy Commission.
Interest (expense) income, net and Interest expense - related party
Interest (expense) income, net increased by $0.5 million, or 425%, from $0.1 million for the year ended December 31, 2020 to $0.6 million for the year ended December 31, 2021. This increase is a result of interest accretion on notes payable, which were issued in April 2021 in relation to the Hi-Power acquisition.
Interest expense - related party decreased by $19.1 million, or 81%, from $23.7 million for the year ended December 31, 2020 to $4.6 million for the year ended December 31, 2021. The interest expense for the year ended December 31, 2020 is related to the Legacy Convertible Notes issued by the company in 2020 and 2019, which were converted to common stock in connection with the Merger. The interest expense for the year ended December 31, 2021 is related to the 2021 Convertible Notes issued to Koch in July, which include interest accrued as well as the amortization of debt issuance cost and discount.

Remeasurement of equity method investment
For the year ended December 31, 2021, we recognized a $7.5 million loss on our equity method investment in Hi-Power. This loss on our equity method investment resulted from remeasurement of our 49% ownership in Hi-Power on April 9, 2021 due to our acquisition of the remaining 51% interest previously held by Holtec.
Change in fair value, embedded derivative
The $15.4 million or 737% change, from $2.1 million for the year ended December 31, 2020 to $17.5 million for the year ended December 31, 2021 reflects the change in fair value of the embedded derivative feature on our Legacy Convertible Notes for the year ended December 31, 2020 and 2021 Convertible Notes for the year ended December 31, 2021 that was recorded through earnings.
Change in fair value, warrants liability - related party
The $3.9 million, or 183% change, from $(2.1) million for the year ended December 31, 2020 to $1.8 million for the year ended December 31, 2021 reflected the change in fair value of the Private Placement Warrants classified as liability.
Change in fair value, Sponsor Earnout Shares
The change in fair value of $8.2 million for the year ended December 31, 2020 reflected the change in fair value of the Sponsor Earnout Shares classified as liability as of the Merger Date through the date they were released from restriction and reclassified into equity on December 16, 2020.
Income (loss) from equity in unconsolidated joint venture
The income (loss) from equity in unconsolidated joint venture is attributable to the results of our joint venture Hi-Power. The joint venture commenced its principal operations related to the manufacturing of our Gen 2.3 battery system in the fourth quarter of 2020, and therefore the joint venture incurred losses for the year ended December 31, 2020. Hi-Power became a wholly-owned subsidiary on April 9, 2021 and its operational results are consolidated within the Company’s consolidated statements of operations for the year ended December 31, 2021.
Gain on debt forgiveness
We recognized a gain on debt forgiveness of $1.3 million for the year ended December 31, 2021 from the forgiveness of the Paycheck Protection Program loan approved by the SBA under the CARES Act.
Sale of state tax attributes
We recognized income of $2.2 million for the year ended December 31, 2021, related to the sale of our state net operating losses and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. The Company has been approved for selling more state tax attributes for the year ended December 31, 2019 in 2020, and is still working to find a matching purchaser in the market.

Comparison of Year Ended December 31, 2020 to Year Ended December 31, 2019

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Revenue	$219	$496	$(277)	(56)
Cost and expenses:
Cost of goods sold	5,509	8,332	(2,823)	(34)
Research and development expenses	13,593	11,755	1,838	16
Selling, general and administrative expenses	17,621	6,589	11,032	167
Loss on pre-existing agreement	1,262	1,121	141	NM
Grant expense (income), net	913	(469)	1,382	(295)
Operating loss	(38,679)	(26,832)	(11,847)	44
Other income (expense)
Interest (expense) income, net	(115)	2	(117)	(5850)
Interest expense – related party	(23,706)	(49,708)	26,002	(52)
Loss on extinguishment of convertible notes – related party	—	(6,111)	6,111	(100)
Change in fair value, embedded derivative	2,092	(716)	2,808	(392)
Change in fair value, warrants liability - related party	(2,142)	—	(2,142)	NM
Change in fair value, Sponsor Earnout Shares	(8,220)	—	(8,220)	NM
Income (loss) from equity in unconsolidated joint venture	127	(178)	305	(171)
Sale of state tax attributes	—	4,060	(4,060)	(100)
Net loss	$(70,643)	$(79,483)	$8,840	(11)

Basic and diluted loss per share attributable to common shareholders
Basic and Diluted	$(7.51)	$(20.22)	$12.71	(63%)

Revenue
Revenue was $0.2 million and $0.5 million for the year ended December 31, 2020 and 2019, respectively, related to sales of our energy storage solution for specific customer application. Revenue decreased between 2019 and 2020 as Eos transitioned its business to launch its next generation of energy storage solution, Gen 2.3, in the second half of 2020.

Cost of goods sold
Cost of goods sold decreased by $2.8 million, or 34%, from $8.3 million for the year ended December 31, 2019 to $5.5 million for the year ended December 31, 2020. The decrease results primarily from a decrease of $3.0 million for manufacturing costs incurred during the year ended December 31, 2019. In August 2019 (and as amended in August 2020), the Company entered into an agreement with Holtec Power, Inc. (“Holtec”) to form the unconsolidated joint venture, HI-POWER LLC (“Hi-Power” or “JV”). The JV manufactured the products for all of the Company’s projects in North America. For the year ended December 31, 2019, $0.9 million in impairment loss from manufacturing property and equipment was charged to cost of goods sold. For 2020, the Company also incurred $1.1 million of higher losses resulting from inventory reserves related to excess and obsolescence, lower of cost or market adjustments and reserves for losses on firm inventory purchase commitment, compared to 2019.
Research and development expenses
Research and development expenses increased by $1.8 million, or 16%, from $11.8 million for the year ended December 31, 2019 to $13.6 million for the year ended December 31, 2020. The increase resulted primarily from a $3.5 million higher of expenses for material and supplies as well as higher lease costs, related to R&D activities associated with our Gen 2.3 battery system, partially offset by reductions in payroll expenses and personnel related costs of $0.5 million, $0.4 million in outside service, $0.7 million decrease in impairment loss for R&D property and equipment from 2019 to 2020, and $0.2 million in facility costs. As the Company transitioned its efforts from research and development activities to focus on the commercial production of its next-generation energy storage solution, it reduced its R&D headcount.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $11.0 million, or 167%, from $6.6 million for the year ended December 31, 2019 to $17.6 million for the year ended December 31, 2020. Included in this is an increase of stock-based compensation expenses for employees and service providers of $5.0 million in 2020. Vesting of certain stock options and performance-based options was accelerated in accordance with terms of the related award agreement of the Merger. The increase of selling, general and administrative expenses was also due to a $4.1 million increase in payroll and personnel cost for the year ended December 31, 2020 as well as $2.5 million of higher professional fees and marketing expenses related to our public listing efforts. As the Company is commercializing the Gen 2.3 battery storage solution, as well as since becoming a public company in November 2020, we incurred significantly higher legal, accounting and other expenses.
Loss on pre-existing agreement
The company incurred a loss on pre-existing agreement of $1.3 million and $1.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. The loss represents the expense recorded under the JV agreement with Holtec.
Grant expense (income), net
Grant expense (income), net increased by $1.4 million, or 295%, from $(0.5) million for the year ended December 31, 2019 to $0.9 million for the year ended December 31, 2020. The increase resulted from lower grant income earned for the year ended December 31, 2020 and the level of research and development activity related to its grants from the California Energy Commission.
Interest (expense) income, net and Interest expense - related party
Interest expense, net increased by $0.1 million, or 5,850%, from $— million for the year ended December 31, 2019 to $0.1 million for the year ended December 31, 2020. This increase is a result of interest from one-year invoice securitization facility the Company entered into in January 2020.

Interest expense - related party decreased by $26.0 million from $49.7 million for the year ended December 31, 2019 to $23.7 million for the year ended December 31, 2020. Eos’s convertible notes issued during 2019 and 2020 included an embedded feature permitting holders to demand immediate repayment of all outstanding principal and interest resulting in the immediate accretion of interest expense. During the year ended December 31, 2019, proceeds allocated to the issuance of convertible notes were $19.3 million and Eos recorded $49.7 million of interest expense related to these convertible notes that included a demand feature that could require repayment of principal and interest during 2019. During the year ended December 31, 2020, proceeds allocated to the issuance of convertible notes were $9.0 million, and Eos recorded $23.7 million of interest expense related to these convertible notes.
Loss on extinguishment of convertible notes — related party
The loss on extinguishment of convertible notes of $6.1 million in 2019 was the result of the modification in April 2019 of convertible notes issued during 2018 and January 2019.
Change in fair value, embedded derivative
The change in fair value of $2.1 million and $(0.7) million for the years ended December 31, 2020 and December 31, 2019, respectively, reflected the change in fair value of the embedded derivative feature on our convertible notes that was recorded through earnings.
Change in fair value, warrants liability - related party
The change in fair value of $(2.1) million for the year ended December 31, 2020 reflected the change in fair value of the Private Placement Warrants classified as liability as of the Merger Date through December 31, 2020.
Change in fair value, Sponsor Earnout Shares
The change in fair value of $(8.2) million for the year ended December 31, 2020 reflected the change in fair value of the Sponsor Earnout Shares classified as liability as of the Merger Date through the date they were released from restriction and reclassified into equity on December 16, 2020.
Income (loss) from equity in unconsolidated joint venture
The income (loss) on equity in unconsolidated joint venture results from our portion of HI-POWER LLC’s income and loss incurred. The joint venture was established in August 2019 and incurred initial losses in 2019. The joint venture turned a profit for the year ended December 31, 2020.
Sale of state tax attributes
We recognized income of $— million and $4.1 million during the years ended December 31, 2020 and 2019, respectively, related to the sale of our state net operating losses and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.

Liquidity and Capital Resources
The Company is in the early commercialization stage of its lifecycle and, as such, has limited revenue generating activities. Accordingly, the Company has incurred significant recurring losses, and net operating cash outflows from operations since inception, which is attributable to its higher operating costs relative to its revenue base. The Company continues to invest heavily in research and development to optimize our battery technology system not only for the current generation product but for future generation products and services. In addition, we continue to invest in capital to expand manufacturing capacity to meet current customer commitments and fulfill orders from current backlog and anticipated future orders. We are also investing in sales and marketing activities and other costs associated with implementing the infrastructure to support our growth strategy. While management and the Company’s Board of Directors anticipate the Company will eventually reach a scale of profitability through the sale of battery energy storage systems and other complimentary products and services, the Company believes the current stage of its lifecycle justifies continued investment in the development and launch of product at the expense of short-term profitability. Accordingly, we expect to continue to incur significant losses and net operating cash outflows from operations for the foreseeable future. As of December 31, 2021, based on the factors described above, management concluded that there was substantial doubt about the Company's ability to continue to operate as a going concern for the 12 months following the issuance of our consolidated financial statements.
The ability of the Company to continue as a going concern is dependent upon the Company’s ability to access additional sources of capital, including, but not limited to, equity and/or debt financings, licensing revenue, and government loans or grants. For example, the Company has passed Part I of the application under the U.S. Department of Energy’s Loan Guarantee Solicitation for Applications for Renewable Energy Projects and Efficient Energy Projects (the “DOE Loan Program”). There can be no assurance that we will successfully complete Part II of the DOE Loan Program or otherwise be able to obtain this new funding on terms acceptable to us, on a timely basis, or at all. Our inability to obtain significant additional funding on acceptable terms could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned research and development and manufacturing activities, to conserve our cash and cash equivalents. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development and manufacturing timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. Therefore, we will need to secure additional capital or financing and/or delay, defer or reduce our cash expenditures by later in the second half of 2022 if adequate funding is not secured. There can be no assurance that we will be able to obtain additional capital or financing, including DOE Loan Program funding, on terms acceptable to us, on a timely basis or at all.
As of December 31, 2021, we had cash and cash equivalents of $104.8 million. Since our inception, we have financed our operations primarily through funding received from the Private Placement of convertible notes and the issuance of common and preferred units. In November 2020, we received $142.3 million in connection with the consummation of the Merger and the Private Placement upon the Closing. In July 2021, we received $100.0 million in proceeds from the issuance of 2021 Convertible Notes to Koch (refer to Note 15 in our consolidated financial statements). In September 2021, the Company entered into a $25.0 million Equipment Financing Agreement with Trinity, the proceeds of which will be used to acquire certain equipment and other property, subject to Trinity's approval. As of December 31, 2021, the Company drew $7.0 million from the financing agreement.
We expect capital expenditures and working capital requirements to increase as we seek to execute on our growth strategy. We currently anticipate that total capital expenditures for fiscal 2022 will be approximately $25 million to $35 million which will be used primarily for additional equipment, automation, and implementation to increase our capacity and efficiency to meet our customer’s needs. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of existing equipment, our sales pipeline, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events.

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Fiscal Year Ended
($ in thousands)	2021	2020	2019
Net cash used in operating activities	$(116,147)	$(26,559)	$(23,834)
Net cash used in investing activities	(23,336)	(6,625)	(2,900)
Net cash provided by financing activities	123,322	154,175	22,098
Cash flows from operating activities:
Our cash flows used in operating activities to date have been primarily composed of costs related to research and development, manufacturing of our initial energy storage products, and other selling, general and administrative activities. As we continue to expand commercial production, we expect our expenses related to personnel, manufacturing, research and development and selling, general and administrative activities to increase.
Net cash used in operating activities was $116.1 million for the year ended December 31, 2021, which was composed of our net loss of $124.2 million, adjusted for non-cash interest expense on convertible debt of $1.5 million and other non-cash charges that include stock-based compensation of $15.1 million, depreciation and amortization of $2.6 million, debt cost amortization of $1.4 million, change in fair value of embedded derivative of $17.5 million, change in fair value of warrants liability - related party of $1.8 million, and loss from remeasurement of equity investment of $7.5 million. The net cash outflow from changes in operating assets and liabilities was $2.9 million for the year ended December 31, 2021, primarily driven by an increase in notes payable of $18.7 million and an increase in accounts payable and accrued expenses of $7.1 million, offset by an increase in inventory of $10.1 million, a decrease of provision for firm purchase commitment of $5.5 million, an increase in accounts receivable of $1.9 million, and an increase in vendor deposits of $7.4 million. The cash used in operating activities includes $15.1 million of payments made to Holtec in connection with the termination of the JV agreements. In addition, a significant amount of cash was spent on materials to refine and improve our manufacturing process as well as research and development activities to improve quality consistency.
Net cash used in operating activities was $26.6 million for the year ended December 31, 2020, which was composed of our net loss of $70.6 million, adjusted for non-cash interest expense on convertible debt of $23.7 million and other non-cash charges that include stock-based compensation of $5.1 million, depreciation and amortization of $1.6 million, change in fair value of embedded derivative of $2.1 million, change in fair value of Sponsor Earnout Shares of $8.2 million, and change in fair value of warrants liability - related party of $2.1 million. The net cash inflow from changes in operating assets and liabilities was $5.6 million for the year ended December 31, 2020, primarily driven by a decrease in receivable from the sale of state tax attributes of $4.1 million and an increase in accounts payable and accrued expenses of $2.6 million, partially offset by the increase of prepaid expense of $2.0 million.
Net cash used in operating activities was $23.8 million for the year ended December 31, 2019, which was composed of our net loss of $79.5 million, adjusted for non-cash interest expense on convertible debt of $49.7 million and other non-cash charges that include depreciation and amortization of $2.1 million, change in fair value of embedded derivative of $0.7 million, impairment of property and equipment of $1.6 million, loss on extinguishment of convertible notes — related party of $6.1 million. The net cash outflow from changes in operating assets and liabilities was $4.9 million for the year ended December 31, 2019 primarily related to an increase in receivable from the sale of state tax attributes of $4.1 million and a decrease in accounts payable and accrued expenses of $1.1 million.

Cash flows from investing activities:
Our cash flows used in investing activities for the year ended December 31, 2021 are primarily composed of purchases of property and equipment of $15.6 million, investment in joint venture of $4.0 million, notes receivable advanced to customer of $4.9 million, notes receivable proceeds of $1.3 million, and payments made for the Hi-Power acquisition of $0.2 million.
Our cash flows used in investing activities are composed primarily of purchases of property and equipment of $3.6 million and $2.3 million for the years ended December 31, 2020 and December 31, 2019, respectively, as well as investments in our joint venture.
In August 2019, we began to make investments in the Hi-Power joint venture, which provided us the exclusive rights to manufacture our battery storage systems in North America, subject to meeting certain performance targets. Our initial financial commitment to this joint venture was $4.1 million in the form of cash and special purpose manufacturing equipment. The special purpose manufacturing equipment continues to be classified as property and equipment on our balance sheet until it is fully commissioned and operational and has produced the first 10 megawatts per hour of commercial product. During the latter half of 2019, the Company made cash contributions of $0.6 million to Hi-Power. In the year ended December 31, 2020, the Company made additional contributions of $3.0 million. The increase of the contribution was a result of the shorter period of time for Hi-Power's operation in 2019, which only included four months, compared to a full year of operation in 2020, as well as increasing production at the JV.
Cash flows from financing activities:
Net cash provided by financing activities was $123.3 million in the year ended December 31, 2021, primarily due to the proceeds received from issuance of 2021 Convertible Notes of $100.0 million, equipment financing of $7.0 million, warrants exercised of $20.1 million, and options exercised of $1.1 million, partially offset by debt issuance costs associated with the 2021 Convertible Notes and the Equipment Financing facility of $4.4 million.
Net cash provided by financing activities was $154.2 million for the year ended December 31, 2020 and included $142.3 million in proceeds from the Merger with BMRG, with $10.3 million paid for direct incremental transaction cost, and proceeds from a Paycheck Protection Program loan of $1.3 million. Prior to the Merger, the Company also received $11.8 million from issuance of contingent redeemable preferred units and $9.0 million from issuance of convertible notes.
Net cash provided by financing activities was $22.1 million for the year ended December 31, 2019 and included proceeds from the issuance of convertible notes payable — related party of $21.1 million and proceeds of $2.0 million attributable to the issuance of contingently redeemable preferred units. These proceeds were partially offset by a cash outflow related to the repayment of short-term notes payable of $1.0 million.
We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments at December 31, 2021. See Note 10, Note 15, Note 16, Note 17, and Note 21 of the consolidated financial statements for further information of these obligations and commitments.

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2021 Convertible Notes, including interest[1]	$127,186	2,650	10,600	113,936	—
Notes Payable, including interest	$20,000	5,000	10,000	5,000	—
Operating and capital lease	$4,600	1,222	1,782	1,596	—
Firm purchase commitment	$5,370	5,370	—	—	—
Equipment financing, including interest	$8,042	2,453	4,906	683	—
Total	$165,198	16,695	27,288	121,215	—
Critical Accounting Estimates
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
Product Warranty
The Company generally provides a standard warranty for a period of two years and an optional 20-year degradation guarantee, commencing upon commissioning. We also provide extended warranties, which are identified as separate performance obligations in the Company's contracts with customers. We accrue warranty reserves at the time of recording the sale. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, which is based on various factors including actual claim data to date, results of lab testing, factory quality data, field monitoring, and data on industry averages for similar products. Due to limited claim experience, we have since commercialization, and the potential for variability in these underlying factors, the difference between our estimated costs and our actual costs could be material to our consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from our estimates, we may be required to revise our estimated warranty liability. We will also update actual warranty experience to determine warranty reserves as such experience becomes available. We review our reserves at least quarterly, seeking to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited at the early stage in the commercialization of our products and, the adjustments that we record may be material. Thus, it is likely that as we sell additional battery system, we will acquire additional information on the projected costs to repair or replace items under warranty and may need to make additional adjustments. As of December 31, 2021 and 2020, we had $2,112 and $— in warranty reserves, respectively. Adjustments to warranty reserves are recorded in cost of goods sold.

Contingently issuable common stock and Sponsor Earnout Shares
The Company estimated the original fair value of the contingently issuable common stock on the Merger date (refer to Note 2 of the consolidated financial statements) that is contingently issuable as well as the Sponsor Earnout Shares on the Closing date based on a Monte Carlo simulation pricing model. The assumption for the Monto Carlo Simulation include risk-free interest rate, and stock price volatility utilizing a peer group based on a five-year term. Changes to the inputs described above could have a material impact on the company's financial position and results of operations in any given period.
1 The methods of interest payments for the 2021 Convertible Notes are based on the Company's current intentions, which are subject to change. As of the date of this Annual Report on Form 10-K, the Company intends to repay the contractual interest due on June 30, 2022 in-kind and the remaining interest in cash.

2021 Convertible Notes - Related Party
The 2021 Convertible Notes were accounted for in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging. The 2021 Convertible Notes contain an interest make-whole payment provision that can be triggered only in connection with an induced conversion. Because this adjustment is calculated in a manner in which the make-whole payment may exceed the time value of the embedded conversion feature, the embedded conversion feature is precluded from being considered indexed to the Company’s own stock, and therefore, does not qualify for any of the available scope exceptions to derivative accounting. We were, therefore, required to account for the embedded conversion feature separately as a derivative instrument.
The Company estimates the fair value of the embedded conversion feature, using a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. Certain inputs involve unobservable inputs and are classified as level 3 of the fair value hierarchy. The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions.
Legacy Convertible Notes - Related Party
We record conventional convertible debt in accordance with ASC 470-20, Debt with Conversion and Other Options. The Legacy Convertible Notes issued contained an embedded derivative feature that could accelerate the repayment of the convertible notes upon either a qualified financing event or the note holders’ put exercise. The fair values of the derivative liabilities were determined using probability-weighted average of cash flows approach that incorporated a range of inputs that are both observable and unobservable in nature. The unobservable inputs used in the initial and subsequent fair value measurements for the embedded derivative predominantly relate to cash flow projection, a risk-adjusted discount rate and the probabilities of future events occurring and the date on which they may occur. The probabilities are determined based on all relevant internal and external information available and are reviewed and reassessed at each reporting date. The assumptions underlying the valuations represent the Company best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if the Company used significantly different assumptions or estimates, its interest expense for prior periods could have been materially different.
Business Combinations
We account for business combinations using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. Identifiable assets acquired and liabilities assumed are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. The Company used information available to make fair value determinations and engaged independent valuation specialists to assist management in the fair value determination for the acquisition of Hi-Power. The fair value is determined using the income approach, cost approach and/or market approach. Determining the fair value of purchase consideration, assets acquired, liabilities assumed, as well as the Joint Venture agreement the Company terminated in connection with the acquisition requires management’s judgment. The fair value determination of the Joint Venture agreement and of the consideration transferred in exchange for the Hi-Power business involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected cash flows and the discount rate. The Company believes the estimates applied to be based on reasonable assumptions, but which are inherently uncertain. As a result, actual results may differ from the assumptions and judgments used to determine fair value of the assets acquired, which could result in material impairment losses in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. Our exposure to liquidity risk is dependent on our ability to raise funds to meet our obligations and sustain operations. We manage liquidity risk by continuously monitoring our actual and forecasted working capital requirements to ensure there is capital to meet short-term and long-term obligations. As disclosed in Note 1 of the Company's consolidated financial statements, there is a substantial doubt about the Company's ability to continue as a going concern. We need to raise additional funds to implement our strategies. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if we are able to obtain additional financing, it may contain restrictions on our operations or cause substantial dilution for our shareholders.

Foreign Currency Risk
Our Company has two foreign domiciled subsidiaries, one in Italy and the other in India, which currently have minimal operating activity. We may in the future be impacted by foreign currency translation losses in these countries.
Our revenue contracts are made in U.S. dollars. We make purchases from certain vendors from other countries as well. However, all pricing and liabilities from the purchase are denominated in U.S. dollars and we are not exposed to the risk from exchange rate movements.

Equity Price Risk
Equity price risk arises from security price volatility. We are subject to this risk due to our Private Placement Warrants. The fair value of our warrants was $2.85 and $8.31 at December 31, 2021 and 2020, respectively, which was exposed to equity price risk. We estimate that a hypothetical 10% change in quoted security prices would impact our warrants liability by $93 and $270 at December 31, 2021 and 2020, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Please see our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, the CEO and CFO have concluded, as of December 31, 2021, that our disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting described in “Management’s Report on Internal Control Over Financial Reporting” below.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and our CFO, to allow timely decisions regarding required disclosure.
In light of the material weaknesses described below, we performed additional analyses, reconciliations, and other post-closing procedures to determine that our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management concluded that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can only provide reasonable assurance with respect to the preparation and fair presentation of financial statements.
Management, including our CEO and CFO, assessed the Company’s internal control over financial reporting and concluded that they were not effective as of December 31, 2021. In making this assessment, management used the criteria set forth by the COSO framework. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the material weaknesses resulting from our lack of a formalized internal control framework in accordance with COSO, inadequate segregation of duties in the financial reporting process, lack of review and approval of journal entries, and a lack of management review controls.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Management’s Remediation Plan
We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions have been identified and initiated as of December 31, 2021:

•    We hired several full-time accounting resources with appropriate levels of experience and reallocated responsibilities across the finance organization. This measure provides for segregation of duties to ensure the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review.

•    We engaged a professional accounting services firm to assist us in the design and documentation of our formal policies, processes and internal controls for complying with the Sarbanes-Oxley Act.

•    We developed a project plan for the implementation of internal controls over financial reporting across the organization and have begun executing on that plan. Specifically, we have designed certain controls across all of our business cycles and are currently integrating these controls into our processes.

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
While progress has been made to enhance our internal control over financial reporting, we are still in the process of designing, implementing, documenting, and testing the effectiveness of these processes, procedures and controls. Additional time is required to complete the implementation and to assess and ensure the sustainability of these procedures. We will continue to devote significant time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls are fully implemented, have operated for a sufficient period of time and management has concluded that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the actions taken as described in Management's Remediation Initiatives above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.
Codes of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, which is available on our website at https://investors.eose.com under "Governance Documents". We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics and by posting such information on the website address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item, including Securities Authorized for Issuance Under Equity Plans, is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) Financial statement. The consolidated financial statements and Reports of Independent Registered Accounting Firm are listed in the “Index to Financial Statements” beginning on page F-1.
(2) Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated as of September 7, 2020, by and among the Company, BMRG Merger Sub, LLC, BMRG Merger Sub II, LLC, Eos Energy Storage LLC, New Eos Energy LLC and AltEnergy Storage VI, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2020).	Form 8-K	File No. 001-39291	2.1	September 8, 2020

3.1	Third Amended and Restated Certificate of Incorporation of the Company	Form 8-K	File No. 001-39291	3.1	November 20, 2020

3.2	Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.2	November 20, 2020

4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-39291	4.1	November 20, 2020

4.2	Specimen Warrant Certificate	Form 8-K	File No. 001-39291	4.2	November 20, 2020

4.3	Eos Energy Enterprises, Inc. 5%/6% Convertible Senior PIK Toggle Note due 2026	Form 8-K	File No. 001-39291	4.1	July 7, 2021

4.4	Warrant Agreement, dated May 19, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company	Form 8-K	File No. 001-39291	4.1	May 22, 2020

4.5 *	Description of Securities

10.1	Sponsor Earnout Letter	Form 8-K	File No. 001-39291	10.8	November 20, 2020

10.2	Eos Energy Enterprises, Inc. 2020 Incentive Plan	Form 8-K	File No. 001-39291	10.10	November 20, 2020

10.3	Employment Agreement, dated June 22, 2020, by and between the Company and Joseph Mastrangelo	Form 8-K	File No. 001-39291	10.11	November 20, 2020

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date

10.4	Employment Agreement, dated June 1, 2020, by and between the Company and Mack Treece	Form 8-K	File No. 001-39291	10.12	November 20, 2020

10.5	Form of Indemnity Agreement	Form 8-K	File No. 001-39291	10.13	November 20, 2020

10.6	Offer Letter, dated February 19, 2021, by and between the Company and Jody Markopoulos	Form 8-K	File No. 001-39291	10.1	March 12, 2021

10.7	Employment Agreement, dated March 25, 2021, by and between the Company and Sagar Kurada	Form 8-K	File No. 001-39291	10.1	March 31, 2021

10.8	Unit Purchase Agreement, dated April 8, 2021	Form 8-K	File No. 001-39291	10.1	April 14, 2021

10.9	Form of Transition Services Agreement (Included in Exhibit 10.08)	Form 8-K	File No. 001-39291	10.2	April 14, 2021

10.10	Amended and Restated Registration Rights Agreement, dated May 10, 2021, by and between the Registrant, B. Riley Principal Sponsor Co. II, LLC and the other parties thereto	Form 8-K	File No. 001-39291	4.01	May 10, 2021

10.11	Amended and Restated Registration Rights Agreement, dated May 10, 2021, by and among the Company and the security holders party thereto	Form 8-K	File No. 001-39291	4.02	May 10, 2021

10.12	Investment Agreement, dated as of July 6, 2021, by and among Eos Energy Enterprises, Inc. and Spring Greek Capital, LLC	Form 8-K	File No. 001-39291	10.1	July 7, 2021

10.13	Master Equipment Financing Agreement, dated September 30, 2021	Form 8-K	File No. 001-39291	10.1	October 5, 2021

10.14	Guaranty Agreement, dated September 30, 2021	Form 8-K	File No. 001-39291	10.2	October 5, 2021

10.15	Separation Agreement, dated December 13, 2021, by and between the Company and Sagar Kurada	Form 8-K	File No. 001-39291	10.01	December 14, 2021

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date

10.16	Employment Agreement, dated December 13, 2021, by and between the Company and Randall B. Gonzales	Form 8-K	File No. 001-39291	10.02	December 14, 2021

21.1*	Subsidiaries of the Company

24.1*	Power of Attorney (included on the signature page herein)

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith.
+	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

EOS ENERGY ENTERPRISES, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of EOS Energy Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EOS Energy Enterprises, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Notes Payable - Refer to Note 15 to the financial statements

Critical Audit Matter Description

The Company’s 2021 Convertible Notes contain an embedded conversion feature that is required to be bifurcated from the 2021 Convertible Notes and measured at fair value at each reporting period. The Company estimates the fair value of the embedded conversion feature using a binomial lattice model at the inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield, and expected volatility. The effective debt yield and the expected volatility involve unobservable inputs.

Unlike the fair value of financial instruments that are readily observable and therefore more easily independently corroborated, the valuation of the embedded conversion feature is inherently subjective and involves the use of complex modeling tools. Auditing the embedded conversion feature fair value requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the embedded conversion feature in the 2021 Convertible Notes included the following, among others:
•We tested the effectiveness of controls over the Company’s determination of fair value of the embedded conversion feature.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s valuation methodology and the significant assumptions used in determining the fair value of the embedded conversion feature by:
◦Testing the source information underlying the fair value of the embedded conversion feature and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and compared those to the fair value of the embedded conversion feature.
•We evaluated the competency and objectivity of management’s expert engaged by the Company to perform the valuation of the embedded conversion feature.

/s/ Deloitte & Touche LLP

New York, NY
February 25, 2022

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Eos Energy Enterprises, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Eos Energy Enterprises, Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: deficiencies resulting from a lack of a formalized internal control framework in accordance with COSO, inadequate segregation of duties in the financial reporting process, a lack of review and approval of journal entries, and a lack of management review controls. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

New York, NY
February 25, 2022

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

As of December 31, 2021 and 2020

	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$104,831	$121,853
Restricted cash	861	—
Accounts receivable, net	1,916	—
Inventory, net	12,976	214
Vendor deposits	16,653	2,390
Notes receivable, net	103	—
Prepaid expenses	2,595	2,274
Other current assets	2,637	636
Total current assets	142,572	127,367

Property and equipment, net	12,890	5,653
Intangible assets, net	280	320
Goodwill	4,331	—
Investment in joint venture	—	3,736
Security deposits, net	1,239	825
Notes receivable, long-term, net	3,547	100
Operating lease right-of-use asset, net	3,468	—
Other assets, net	848	263
Total assets	$169,175	$138,264

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,531	$3,378
Accrued expenses	7,674	5,093
Accounts payable and accrued expenses - related parties	1,200	2,517
Provision for firm purchase commitments - related parties	—	1,585
Operating lease liability, current portion	1,084	—
Notes payable, current portion	4,926	—
Long-term debt, current portion	1,644	924
Other current liabilities	858	88
Total current liabilities	29,917	13,585

Long-term liabilities
Operating lease liability, long-term	3,224	—
Notes payable	13,769	—
Long-term debt	4,727	427
Convertible notes payable - related party	84,148	—
Warrants liability - related party	926	2,701
Other liabilities	17	766
Total long-term liabilities	106,811	3,894

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

As of December 31, 2021 and 2020

	2021	2020
Total liabilities	136,728	17,479

COMMITMENTS AND CONTINGENCIES (NOTE 10)	—	—
SHAREHOLDERS' EQUITY
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 53,786,632 and 48,943,082 shares outstanding at December 31, 2021 and 2020, respectively	5	5
Contingently Issuable Common Stock	—	17,600
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding at December 31, 2021 and 2020	—	—
Additional paid in capital	448,969	395,491
Accumulated deficit	(416,527)	(292,311)
Total shareholders' equity	32,447	120,785
Total liabilities and shareholders’ equity	$169,175	$138,264
The accompanying notes are an integral part of these consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

For the years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Revenue
Total revenue	$4,598	$219	$496

Costs and expenses
Cost of goods sold	46,494	5,509	8,332
Research and development expenses	19,193	13,593	11,755
Selling, general and administrative expenses	42,998	17,621	6,589
Loss on pre-existing agreement	30,368	1,262	1,121
Grant expense (income), net	269	913	(469)
Total costs and expenses	139,322	38,898	27,328

Operating loss	(134,724)	(38,679)	(26,832)

Other income (expense)
Interest income (expense), net	(604)	(115)	2
Interest expense – related party	(4,597)	(23,706)	(49,708)
Remeasurement of equity method investment	(7,480)	—	—
Loss on extinguishment of convertible notes - related party	—	—	(6,111)
Change in fair value, embedded derivative	17,507	2,092	(716)
Change in fair value, warrants liability - related party	1,775	(2,142)	—
Change in fair value, Sponsor Earnout Shares	—	(8,220)	—
Income (loss) from equity in unconsolidated joint venture	440	127	(178)
Gain on debt forgiveness	1,273	—	—
Sale of state tax attributes	2,194	—	4,060
Net loss	$(124,216)	$(70,643)	$(79,483)

Basic and diluted loss per share attributable to common shareholders
Basic	$(2.36)	$(7.51)	$(20.22)
Diluted	$(2.36)	$(7.51)	$(20.22)

Weighted average shares of Common Stock
Basic	52,664,349	9,408,841	3,930,336
Diluted	52,664,349	9,408,841	3,930,336

The accompanying notes are an integral part of these consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except share and per share amounts)

For the years ended December 31, 2021, 2020 and 2019

	Common Stock		Additional	Contingently	Accumulated	Total
	Shares	Amount	Paid in capital	Issuable Common Stock	Deficit
Balance, December 31, 2018	3,930,336	$—	$20,211	$—	$(124,585)	$(104,374)
Stock-based compensation		—	135	—	—	135
Net loss	—	—	—	—	(79,483)	(79,483)
Balance, December 31, 2019	3,930,336	$—	$20,346	$—	$(204,068)	$(183,722)
Conversion of contingently redeemable preferred units	14,727,844	2	121,123	—	—	121,125
Conversion of convertible notes payable	10,886,336	1	108,862	—	—	108,863
Net equity infusion from the Merger	18,364,805	2	125,680	—	—	125,682
Contingently Issuable Common Stock	—	—	—	17,600	(17,600)	—
Transaction cost incurred in the Merger	—	—	(10,274)	—	—	(10,274)
Capital contribution - disgorgement of short swing profits	—	—	432	—	—	432
Shares issued to restricted stock units holders	174,761	—	—	—	—	—
Stock-based compensation	—	—	5,081	—	—	5,081
Release of Block A Sponsor Earnout Shares from restriction	859,000	—	12,559	—	—	12,559
Reclassification of Block B Sponsor earnout shares	—	—	11,682	—	—	11,682
Net loss	—	—	—	—	(70,643)	(70,643)
Balance, December 31, 2020	48,943,082	$5	$395,491	$17,600	$(292,311)	$120,785
Release of Sponsor earnout shares from restriction	859,000	—	—	—	—	—
Issuance of earnout shares	1,999,185	—	17,600	(17,600)	—	—
Stock-based compensation	—	—	15,058	—	—	15,058
Exercise of options	123,837	—	1,074	—	—	1,074
Exercise of warrants	1,747,746	—	20,099	—	—	20,099
Release of restricted stock units	154,600	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(40,818)	—	(353)	—	—	(353)
Net loss	—	—	—	—	(124,216)	(124,216)
Balance, December 31, 2021	53,786,632	$5	$448,969	$—	$(416,527)	$32,447

The accompanying notes are an integral part of these consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

For the years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities
Net loss	$(124,216)	$(70,643)	$(79,483)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	15,058	5,081	135
Depreciation and amortization	2,613	1,558	2,123
Impairment of property and equipment	—	—	1,590
Non-cash lease expense	924	—	—
Remeasurement of equity method investment	7,480	—	—
Loss (Income) from equity in unconsolidated joint venture	(440)	(127)	178
Accreted interest on convertible notes payable – related party	1,545	23,706	49,708
Amortization of debt issuance cost	1,405	—	—
Loss on extinguishment of convertible notes- related party	—	—	6,111
Gain on debt forgiveness	(1,273)	—	—
Change in fair value, embedded derivative	(17,507)	(2,092)	716
Change in fair value, warrants liability - related party	(1,775)	2,142	—
Change in fair value, Sponsor Earnout Shares	—	8,220	—
Other	2,950	31	(52)
Changes in operating assets and liabilities (net of assets and liabilities acquired)
Receivable on sale of state tax attributes	—	4,060	(4,060)
Prepaid expenses	(284)	(1,988)	(286)
Inventory	(10,096)	(214)	634
Accounts receivable	(1,916)	—	—
Vendor deposits	(7,419)	(593)	109
Security deposits	(414)	(17)	(64)
Accounts payable	5,823	(1,796)	(681)
Accrued expenses	2,581	3,115	(1,529)
Accounts payable and accrued expenses-related parties	(1,317)	1,323	1,140
Provision for firm purchase commitments	(5,475)	1,585	—
Operating lease liabilities	(846)	—	—
Notes payable	18,695	—	—
Other	(2,243)	90	(123)
Net cash used in operating activities	(116,147)	(26,559)	(23,834)
Cash flows from investing activities
Investment in notes receivable	(4,907)	—	—
Proceeds from notes receivable	1,320	—	—
Business acquisition, net of cash acquired	(160)	—	—
Investment in joint venture	(4,000)	(3,020)	(601)
Purchases of property and equipment	(15,589)	(3,605)	(2,299)
Net cash used in investing activities	(23,336)	(6,625)	(2,900)
Cash flows from financing activities
Principal payments on finance (capital) lease obligations	(11)	(15)	(72)
Proceeds from issuance of convertible notes payable – related party	100,000	9,009	19,346
Payment made for debt issuance cost	(4,370)	—	—
Proceeds from other financing	—	191	—
Repayment of other financing	(94)	(97)	(1,000)
Proceeds from Paycheck Protection Program loan	—	1,257	—

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

For the years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Proceeds attributable to beneficial conversion features of convertible notes payable – related party	—	—	1,793
Proceeds from equipment financing facility	7,000	—	—
Repayment of equipment financing facility	(455)	—	—
Proceeds from capital infusion in reverse recapitalization	—	142,345	—
Proceeds from exercise of stock options	1,074	—	—
Proceeds from exercise of public warrants	20,099	—	—
Repurchase of shares from employees for income tax withholding purposes	(353)	—	—
Transaction cost for the reverse recapitalization	—	(10,274)	—
Issuance of contingently redeemable preferred units	—	11,759	2,031
Other	432	—	—
Net cash provided by financing activities	123,322	154,175	22,098

Net increase (decrease) in cash, cash equivalents and restricted cash	(16,161)	120,991	(4,636)
Cash, cash equivalents and restricted cash, beginning of year	121,853	862	5,498
Cash, cash equivalents and restricted cash, end of year	$105,692	$121,853	$862

Non-cash Investing and Financing Activities
Fixed assets acquired with finance lease	$21	$—	$—
Right-of-use operating lease assets in exchange for lease liabilities	4,351	—	—
Contribution of inventory to joint venture	—	—	167
Accrued and unpaid capital expenditures	576	374	93
Issuance of convertible notes for interest paid-in-kind	2,900	—	—
Conversion of convertible notes to common stock in connection with merger	—	108,863	—
Conversion of contingently redeemable preferred stock to common stock in connection with merger	—	121,125	—
Receivable from disgorgement of short swing profits	$—	$432	$—

Supplemental disclosures
Cash paid for interest	$157	$118	$6

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets.

	December 31, 2021	December 31, 2020

Cash and cash equivalents	$104,831	$121,853
Restricted cash	861	—
Total cash, cash equivalents and restricted cash	$105,692	$121,853

The accompanying notes are an integral part of these consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
Eos Energy Enterprises, Inc. (f/k/a B. Riley Principal Merger Corp. II ("BMRG")) (the “Company” or "Eos") designs, develops, manufactures, and sells innovative energy storage solutions for electric utilities, and commercial and industrial (“C&I”) end users. Eos has developed and has received patents on an innovative battery design relying on a unique zinc oxidation/reduction cycle to generate output current and to recharge. The Battery Management System (“BMS”) software uses proprietary Eos-developed algorithms and includes ambient and battery temperature sensors, as well as voltage and current sensors for the strings and the system. Eos focuses on developing and selling safe, reliable, long-lasting low-cost turn-key alternating current (“AC”) integrated systems using Eos’s direct current (“DC”) Battery System. The Company has a manufacturing facility in Turtle Creek, Pennsylvania to manufacture the DC Battery Systems integrated with the BMS for DC Battery Systems. The Company’s primary markets focus on integrating battery storage solutions with (1) solar systems that are connected to the utility power grid (2) solar systems that are not connected to the utility power grid (3) storage systems utilized to relieve congestion and (4) storage systems to assist C&I customers in reducing their peak energy usage or participating in the utilities ancillary and demand response markets. The location of the Company’s major markets are seen in North America, Europe, Africa, and Asia.
Liquidity and Going Concern
The Company is in the early commercialization stage of its lifecycle and, as such, has limited revenue generating activities. Accordingly, the Company has incurred significant recurring losses, and net operating cash outflows from operations since inception, which is attributable to its higher operating costs relative to its revenue base. Operating expenses consist primarily of costs related to the Company’s sales of their product along with the associated research and development costs, as well as other recurring general and administrative expenses. While management and the Company’s Board of Directors anticipate the Company will eventually reach a scale of profitability through the sale of battery energy systems and other complimentary products and services, the Company believes the current stage of the Company’s lifecycle justifies continued investment in the development and launch of products with outside capital at the expense of short-term profitability. Accordingly, we expect to continue to incur significant losses, and net operating cash outflows from operations for the foreseeable future to fund its obligations as they become due, which includes necessary funding to scale up the Company’s operations to allow for the delivery of order backlog and additional order opportunities for its battery systems, and continued investment in research and development.
As of December 31, 2021, Eos had total assets of $169,175, which includes total cash and cash equivalents of $104,831, total liabilities of $136,728, which includes the total amounts owed on the Company’s outstanding convertible notes payable of $84,148 (see Note 15), notes payable of $13,769 and other long-term debt of $6,371 and a total accumulated deficit of $(416,527), which is primarily attributable to the significant recurring losses the Company has accumulated since inception. The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches a scale of profitability through its planned revenue generating activities. However, as of the date of the accompanying financial statements were issued, management concluded that the Company did not have sufficient capital to support its current cost structure for one year after the date the accompanying financial statements were issued.
Management believes these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital, the Company may have to significantly delay, scale back or discontinue the development or commercialization of its product. The Company has passed Part I of the application under the U.S. Department of Energy’s Loan Guarantee Solicitation for Applications for Renewable Energy Projects and Efficient Energy Projects (the “DOE Loan Program”). There can be no assurance that we will successfully complete Part II of the DOE Loan Program or otherwise be able to obtain this new funding, or any other new funding, on terms acceptable to us, on a timely basis, or at all.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
The accompanying consolidated financial statements have been prepared on the basis that we will continue to operate as a going-concern, which contemplates we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. The accompanying financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Reverse Recapitalization
The Company was incorporated as a Delaware corporation on June 3, 2019 as a publicly held special purpose acquisition company (“SPAC”) in order to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses. On November 16, 2020 (the "Merger Date"), the Company consummated a reverse recapitalization (the "Merger") pursuant to which B. Riley Principal Merger Corp. II ("BMRG") acquired Eos Energy Storage LLC pursuant to an agreement and plan for merger (the “Merger Agreement”) between the Company, BMRG Merger Sub, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub I”), BMRG Merger Sub II, LLC, our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub II”), Eos Energy Storage LLC, a Delaware limited liability company (“EES”), New Eos Energy LLC, a wholly-owned subsidiary of EES and a Delaware limited liability company (“Newco”) and AltEnergy Storage VI, LLC, a Delaware limited liability company (“AltEnergy”).
In connection with the Merger, (1) Merger Sub I merged with and into Newco (the “First Merger”), whereupon the separate existence of Merger Sub I ceased, and Newco continued as the surviving company (such company, in its capacity as the surviving company of the First Merger, is sometimes referred to as the “First Surviving Company”) and became our wholly-owned subsidiary; and (2) immediately following the First Merger and as part of the same overall transaction as the First Merger, the First Surviving Company merged with and into Merger Sub II, whereupon the separate existence of the First Surviving Company ceased, and Merger Sub II continued as the surviving company and our wholly-owned subsidiary. Upon the closing of the business combination (the “Closing”), the Company changed its name to “Eos Energy Enterprises, Inc.”
Since BMRG was a non-operating public shell company, the current shareholders of EES have a relative majority of the voting power of the combined entity, the operations of EES prior to the acquisition comprises the only ongoing operations of the combined entity, and senior management of EES comprises the majority of the senior management of the combined entity, the Mergers have been accounted for as a capital transaction rather than a business combination. According to ASC 805, Business Combinations, the transaction was accounted for as a reverse recapitalization consisting of the issuance of Common Stock by Eos for the net monetary assets of BMRG accompanied by a recapitalization. Accordingly, the net monetary assets received by EES as a result of the Mergers with B. Riley have been treated as a capital infusion on the closing date. No goodwill or other intangible assets were recorded during the Merger. The consolidated assets, liabilities and results of operations of the Company are the historical financial statements of EES and the BMRG assets, liabilities and results of operations are consolidated with the Company beginning on the acquisition date. In order to reflect the change in capitalization, the historical capitalization related to EES common units have been retroactively restated based on the exchange ratio as if shares of B. Riley Common Stock had been issued as of the later of (i) the issuance date of the shares, or (ii) the earliest period presented in the accompanying consolidated financial statements.
Upon consummation of the Mergers, the former EES convertible notes and redeemable preferred units were converted to common stock of the Company. Refer to Note 15 and Note 18 for further discussion.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
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
The most significant estimates in the consolidated financial statements include the warranty obligation, valuation of Contingently Issuable Common stock and Earnout shares, valuation of embedded derivatives, and fair value of consideration in business acquisition.
Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investments purchased with original maturities of three months or less.
Restricted cash
Restricted cash as of December 31, 2021 and December 31, 2020 was approximately $861 and $—, respectively, on the Company's consolidated balance sheets. All of the restricted cash on December 31, 2021 was held by the bank as collateral for the Company's corporate credit cards and subject to withdrawal restriction.
Concentration of Credit Risk
The Company maintains cash balances at FDIC-insured institutions. However, the FDIC limits may be exceeded at times. The Company has not experienced any losses on such accounts.
Accounts Receivable, net
The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for credit losses. The Company had $1,925 and $35 of accounts receivable as of December 31, 2021 and 2020, with $9 and $35 of allowances for credit loss recorded, respectively.
The total allowance for credit losses was included in Accounts Receivable, Net on the consolidated balance sheets. The activity in the allowance for credit losses was as follows:

	December 31, 2021	December 31, 2020
Beginning of Period	$35	$—
Credit Loss Expense	9	35
Write-offs	(35)	—
End of Period	$9	$35
Inventory, net
Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost which approximates actual cost on a first-in, first-out basis. The Company records inventory when it takes delivery and title to the product according to the terms of each supply contract.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
The Company evaluates its ending inventories for excess quantities and obsolescence. A valuation allowance is recorded for inventories that management considers excess or obsolete. Management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining excess and obsolescence and net realizable value adjustments. Once inventory is written down and a new cost basis is established, it is not written back up if demand increases.
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
Impairment of Long-Lived Assets
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
Business Combinations
The Company accounts for the acquisition of a business using the acquisition method of accounting and allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any excess recorded as goodwill. The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Additional information regarding the business acquisition can be found in Note 3.
Goodwill

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
The Company accounts for goodwill as the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. Goodwill is not subject to amortization; rather, the Company tests goodwill for impairment annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below the carrying amount. The Company has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If this is the case, the quantitative assessment is required. If it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the quantitative goodwill impairment test is not required. In performing a qualitative assessment, the Company first assesses relevant factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company identifies and considers the significance of relevant key factors, events, and circumstances that could affect the fair value of the reporting unit. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance.
The Company completed the annual goodwill impairment test as of November 30, 2021, using a qualitative assessment for the reporting unit. The Company concluded that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, and a quantitative goodwill impairment test was not necessary. As a result of the annual assessment, there were no impairment charges for the year ended December 31, 2021.
Revenue from Contracts with Customers
Revenue is earned from the sales, installation, and commissioning of energy storage systems and is derived from customer contracts. Revenue is recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer, when or as the Company’s performance obligations are satisfied. For product sales of energy storage systems, the Company’s performance obligations are satisfied at the point in time when the customer obtains control of the system, which is upon shipment or delivery of the goods at the customer’s designated location and varies by contracts. In addition, the corresponding installation and commissioning services related to the systems are performance obligations satisfied over time as the respective services are performed. Further, extended warranties, maintenance and monitoring, and degradation guarantees are offered by the Company and are identified as performance obligations that are satisfied over time, based on a time-lapsed measure of progress resulting in a ratable recognition of revenue over the respective performance period. Transaction price is allocated to the various performance obligations based on the relative stand-alone selling prices of the promised goods and services. Stand-alone selling prices are either determined based on cost plus a reasonable margin or an adjusted market approach. Payment terms generally include advance payments to reserve capacity and/or upon issuance of the customer’s purchase order, shipment readiness, with the remainder upon delivery and commissioning of the system. Shipping and handling costs are included in cost of goods sold. Sales tax collected from customers are recorded on a net basis and therefore, not included in revenue. Sales tax is recorded as a liability (payable) until remitted to governmental authorities.
Assessment of Estimates of Variable Consideration and Determination of Transaction Price
Many of the Company’s contracts with customers contain some component of variable consideration. The Company estimates variable consideration, such as refunds, penalties including liquidated damages, and the customer’s right to return, using the expected value method, and adjusts transaction price for its estimate of variable consideration. Throughout the year, we update our estimates of variable consideration on a monthly basis and adjust the transaction price accordingly by recording an adjustment to net revenue and refund liability with respect to variable consideration such as penalties, refunds, and credits to customers. The Company has concluded that its estimation of variable consideration results in an adjustment to the transaction price such that it is probable that a significant reversal of cumulative revenue would not occur in the future.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
Practical Expedients and Exemptions
As permitted by ASC 606, the Company elected to use certain practical expedients. The Company treats costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset recognized by the Company is one year or less. The election of the practical expedients results in accounting treatments that the Company believes are consistent with historical accounting policies and, therefore, the election of practical expedients does not have a material impact on the comparability of the financial statements.
Product Warranty
Warranty obligations are incurred in connection with the sale of the Company’s products. The Company generally provides a standard warranty for a period of two years and optional 20-year degradation guarantee, commencing upon commissioning. Costs to provide for warranty obligations are estimated and recorded as a liability at the time of recording the sale. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, which is based on various factors, including the use of actual claim data to date, results of lab testing, factory quality data, field monitoring, and data on industry averages for similar products. Extended warranties and degradation guarantee are identified as performance obligations in the Company’s contracts with customers and are discussed as part of revenue from contracts with customers. Costs incurred in satisfying the Company’s performance obligations with respect to extended warranties are recognized as expense when incurred.
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
Leases
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate the present value represents our incremental borrowing rate and is calculated based on the treasury yield curve that commensurate with the term of each lease, and a spread representative of our borrowing costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases may be classified as either operating leases or finance leases. We have made an accounting policy election to not include leases with an initial term of 12 months or less on the balance sheets.
Prior to the adoption of ASC 842, Leases, the Company recorded rent expense on a straight-line basis based on the total minimum lease payments over the term of the lease. Differences between cash paid for lease payments and rent expense were recorded as Deferred rent, which is included in other liabilities on the balance sheets.
See Note 21 for additional information.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
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
Income Taxes and Deferred Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, Income Taxes ("ASC 740"). Income taxes are computed under the asset and liability method reflecting both current and deferred taxes, which reflect the tax impact of all events included in the financial statements. The balance sheet approach (i) reflects a current tax liability or asset recognized for estimated taxes payable or refundable on tax returns for the current and prior years, (ii) reflects a deferred tax liability or asset recognized for the estimated future tax effects attributable to temporary differences and carryforwards, (iii) measures current and deferred tax liabilities and assets using the enacted tax rate of which the effects of future changes in tax laws or rates are not anticipated, and (iv) reduces deferred tax assets, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company recognizes deferred tax assets only to the extent that management concludes these assets are more-likely-than-not to be realized. Significant judgement is required in assessing and estimating the more-likely-than-not tax consequences of the events included in the financial statements. Management considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (i) management determines whether it is more-likely-than-not that the tax position will be sustained on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that the uncertain income tax positions included in the net operating loss at December 31, 2021 and December 31, 2020 that do not meet the more-likely-than-not threshold under ASC 740 are $348 and $322, respectively. See Note 12 for further information.
Earnings (loss) Per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. See Note 23 for further information.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
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
Fair Value of Financial Instruments
The carrying amounts for the Company’s financial instruments classified as current assets and liabilities, including cash and cash equivalents, restricted cash, trade accounts receivable and accrued expenses and accounts payable, approximate fair value due to their short maturities.
Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
Refer to Note 22 for additional information.
Recently Adopted Accounting Pronouncements
Under the Jumpstart Our Business Startups (“JOBS”) Act, the Company qualified as an emerging growth company (“EGC”) and as such, elected not to opt out of the extended transition period for complying with new or revised accounting pronouncements. During the extended transition period, the Company was not subject to new or revised accounting standards applicable to public companies.
Based on our public float calculation at June 30, 2021, the Company is deemed a Large Accelerated Filer under the U.S. Securities and Exchange Commission guidelines and ceased to qualify as an EGC effective December 31, 2021. The loss of EGC status resulted in losing the reporting exemptions noted above, and in particular requires our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2021 under Section 404(b) of the Sarbanes-Oxley Act and requires the adoption of ASU 2016-02 and ASU 2016-13 for the year ended December 31, 2021.
On January 1, 2021, the Company adopted ASU 2016-02, Leases ("Topic 842"), using the transition method introduced by ASU 2018-11, which does not require revisions to comparative periods. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of $3,662 and $4,465, respectively, as of January 1, 2021. The difference between the lease assets and lease liabilities primarily relates to deferred rent recorded in accordance with the previous leasing guidance. The new standard did not materially impact our consolidated statements of operations or statements of cash flows.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
On January 1, 2021, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), and the subsequent amendments. The standard sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. The adoption of this standard did not have a material impact on our consolidated financial statements.
On January 1, 2021, the Company adopted ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments by eliminating the cash conversion and beneficial conversion feature models used to separately account for embedded conversion features as a component of equity. Instead, the entity will account for the convertible debt or convertible preferred stock securities as a single unit of account, unless the conversion feature requires bifurcation and recognition as derivatives. Additionally, the guidance requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement for instruments that may be settled in cash or shares. The adoption of this standard did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12 – Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The Company has adopted this ASU in the first quarter of 2021. The adoption did not have an impact on our consolidated financial statements.

2. Merger Agreement and Reverse Recapitalization

Merger Agreement
As discussed in Note 1, on November 16, 2020, BMRG and EES entered into the Merger Agreement, which has been accounted for as a reverse recapitalization. Pursuant to the Merger Agreement, the closing cash shall be no less than $110,000 minus the transaction cost incurred by BMRG and EES.
On a special meeting of the shareholders of BMRG held on November 12, 2020, holders of 6,442,195 shares of BMRG’s common stock exercised their right to redeem those shares for cash at a price of $10.10 per share, for an aggregate of approximately $65,066. The per share redemption price of $10.10 for holders of Public Shares electing redemption was paid out of BMRG’s Trust Account, which, after taking into account the redemption but before payment of any transaction expenses, had a balance immediately prior to the Closing of approximately $111.6 million.
On November 16, 2020, immediately prior to the Closing, BMRG issued to a number of purchasers (each, a “PIPE Investor”) an aggregate of 4,000,000 shares of BMRG’s common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $40,000. In accounting for the reverse recapitalization, the total cash proceeds amounted to $142,345 and resulted in the issuance of 18,364,805 shares of Common Stock, as shown in the table below (dollars in thousands, except per share amounts).

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
2. Merger Agreement and Reverse Recapitalization (cont.)

	Total Shares	Available Cash
Balance, November 15, 2020	22,525,000	$167,411
Less redemption of BMRG shares prior to the Merger	6,442,195	$65,066
Less Sponsor Earnout Shares subject to restriction	1,718,000	$—
Issuance of PIPE Shares	4,000,000	$40,000
Balance issued upon Merger with BMRG	18,364,805	$142,345
The aggregate purchase price for EES as set forth in the Merger Agreement was $300 million. The Merger consideration was settled through the conversion of EES’ Common Units into shares of BMRG Common Stock at an issuance price of $10.00 per share. Each issued and outstanding share of the EES’ common units was automatically converted into the applicable portion of the Merger consideration with the number of shares computed based on the exchange ratio, which is one BMRG share issued to 17.35 common units of EES. As per the 2012 plan (as defined in Note 20), outstanding options to purchase shares of EES’s common units granted under the 2012 Plan automatically converted into stock options for shares of BMRG Common Stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Merger, after giving effect to the exchange ratio as defined above. All convertible notes and preferred units have been converted to common stock in connection with the Merger. Refer to Note 15 for further discussion of the convertible notes payable — related party and Note 18 for the discussion of the preferred units.
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
The Company estimated the original fair value of the Contingently Issuable Common Stock based on a Monte Carlo simulation option-pricing model considering stock price of the Company, a risk-free rate of 0.41% and volatility of 55% utilizing a peer group based on a five-year term. This estimate was initially recorded as a distribution to shareholders and was presented as Contingently Issuable Common Stock. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from Contingently Issuable Common Stock to common stock and Additional paid-in capital accounts.
The Company estimated the original fair value of the contingently issuable shares to be $17,944, which remained contingently issuable as of December 31, 2020. This balance was recorded as a distribution to shareholders and was presented as Contingently Issuable Common Stock. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from Contingently Issuable Common Stock to common stock and Additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of Earnout period will be cancelled.
On January 22, 2021, the Triggering Event for the issuance of the Earnout Shares occurred as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period during the Earnout Period.
Sponsor Earnout shares

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
2. Merger Agreement and Reverse Recapitalization (cont.)
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
Pursuant to the guidance under ASC 815, Derivatives and Hedging, the Sponsor Earnout Shares was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized as expense or income accordingly. The fair values of the Sponsor Earnout Shares on the Closing date were estimated using a Monte Carlo simulation based on stock price of the Company, a risk-free rate of 0.41% and volatility of 55% utilizing a peer group based on a five-year term. Sponsor Earnout Share was valued at $16,020 and recorded as a liability on our balance sheet on the Merger Date. On December 16, 2020, the Company's stock price exceeded $12.00 per share for 20 trading days within a consecutive 30-trading day period. On that date, the restrictions on all 859,000 shares of Block A Sponsor Earnout Shares were, therefore, lifted and the holders of these shares were no longer restricted from selling or transferring the shares under the Sponsor Earnout letter. Prior to transferring these Sponsor Earnout Shares to equity on that date, the associated liability was marked to market and the change in fair value was recorded in our consolidated statements of operations. The fair value of these shares was based on the closing share price of the Company’s publicly traded stock. In addition, Block B Sponsor Earnout Shares were also reclassified as equity instrument on that day due to the release of Block A Sponsor Earnout Shares from restriction. The fair value of the Block B Sponsor Earnout Shares was estimated using a Monte Carlo simulation based on the stock price of the Company, a risk free rate of 0.36% and volatility of 55% utilizing a peer group based on a five-year term. For the year ended December 31, 2020, $8,220 was recorded as loss from change in fair value of Sponsor Earnout Shares in our consolidated statements of operations.
On January 22, 2021, as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period, Block B Sponsor Earnout Shares was released from restriction.
3. Acquisition
On April 8, 2021, the Company entered into a unit purchase agreement (the “Purchase Agreement”) with Holtec Power, Inc. (“Holtec”), in accordance with the terms and conditions of which the Company purchased from Holtec the remaining 51% percent interest in HI-POWER, LLC (“Hi-Power”) that was not already owned by the Company. Hi-Power was incorporated as a joint venture between the Company and Holtec in 2019 (refer to Note 8). In connection with the transaction, the Company also entered into a transition services agreement and a sublease with Holtec. The transaction closed on April 9, 2021 (“Acquisition Date”). Following the consummation of the transactions set forth in the Purchase Agreement (the “Transactions”), Hi-Power became a 100% indirect, wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Acquisition (cont.)
The obligations and rights of both parties under the pre-existing Joint Venture Agreement were terminated at the time of acquisition and $32,750 of the fair value of the consideration transferred was allocated to the termination of such agreement, which resulted in a loss on the pre-existing agreement of $30,368 for the year ended December 31, 2021. As of December 31, 2021, the Company had paid $10,283 on the date of closing and $5,000 notes payable due on May 31, 2021. The present value of the remaining payments was recorded as debt, which as of December 31, 2021 includes a current portion of $4,926 and a long-term portion of $13,769.
Prior to the acquisition of the remaining 51% ownership interest in Hi-Power, we accounted for our initial 49% ownership interest in Hi-Power as an unconsolidated joint venture under the equity method of accounting (refer to Note 8). In connection with the acquisition of the remaining 51% ownership interest in Hi-Power, our consolidated financial statements now include all of the accounts of Hi-Power, and all intercompany balances and transactions have been eliminated in consolidation. The results of operations of Hi-Power have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of Hi-Power did not have a material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the Acquisition Date:

Amount
Inventory	$2,666
Vendor deposits	818
Property and equipment, net	74
Goodwill	4,331
Accounts payable and accrued expenses	(3,634)
Provision for firm purchase commitments	(3,890)
Net assets acquired, net of cash and cash equivalents of $53 [2]	$365

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
The Company expects the goodwill recognized as part of the acquisition will be deductible for U.S. income tax purposes. The Company also incurred insignificant non-consideration acquisition expenses including legal and accounting services related to the acquisition, which are recorded in selling, general and administrative expenses on the Company’s consolidated statements of operations.
2 Net assets acquired exclude the intercompany balance between Eos and Hi-Power and cash acquired.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation and commissioning, as well as extended warranty services. Product revenues, which were recognized at a point in time, were $4,562, $184 and $496 for the years ended December 31, 2021, 2020 and 2019, respectively and service revenues, which were recognized over time, were $36, $35 and $— for the years ended December 31, 2021, 2020 and 2019, respectively.
For the year ended December 31, 2021, we had two customers who accounted for 36.8% and 21.4% of the total revenue, respectively. For the year ended December 31, 2020, we only had two customers, who accounted for 84.1% and 15.9% of our revenue. For the year ended December 31, 2019, we had three customers who accounted for 36.3%, 31.4% and 26.1% of the total revenue.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers, which are included in other current assets and other current liabilities on the consolidated balance sheets, respectively.

	December 31, 2021	December 31, 2020
Contract assets	$1,369	$—
Contract liabilities	$849	$77
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
Contract assets increased by $1,369 during the year ended December 31, 2021. Contract liabilities increased by $772 during the year ended December 31, 2021. The Company recognized $77 of revenue during the year ended December 31, 2021 that was included in the contract liability balance at the beginning of the period.
Contract liabilities decreased by $223 during the year ended December 31, 2020. The Company recognized $184 and $58 of revenue during the years ended December 31, 2020 and 2019 that was included in the contract liability balance at the beginning of the period, respectively.
Transaction Price Allocated to Remaining Performance Obligations
Contract liabilities of $849 as of December 31, 2021 are expected to be recognized within the next twelve months.
5. Inventory
The following table provides information about inventory balances:

	December 31, 2021	December 31, 2020
Raw materials	$11,898	$—
Work-in-process	43	—
Finished goods	1,035	214
Total Inventory, net	$12,976	$214

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

6. Property and Equipment, Net
As of December 31, 2021 and 2020, property and equipment, net consisted of the following:

	2021	2020	Useful lives
Equipment	$13,489	$7,055	5	—	10 years
Finance lease	226	201	5 years
Furniture	808	211	5	—	10 years
Leasehold Improvements	2,933	2,732	Lesser of useful life/remaining lease
Tooling	3,053	523	2	—	3 years
Total	20,509	10,722
Less: Accumulated Depreciation and Amortization	(7,619)	(5,069)
	$12,890	$5,653
Depreciation and amortization expense related to property and equipment was $2,573, $1,518 and $2,083, during the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020, and 2019, impairment loss charged to the consolidated statements of operations was $—, $—, and $1,590, respectively, primarily related to obsolete equipment relating to the prior generation battery. These expenses are reflected in cost of goods sold, research and development expenses and selling, general and administrative expenses in the consolidated statements of operations.
7. Intangible Assets
Intangible assets consisted of various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. During the years ended December 31, 2021, 2020, and 2019, the Company recorded amortization expenses of $40, $40, and $40 respectively, related to patents.
Estimated future amortization expense of intangible assets as of December 31, 2021 are as follows:

2022	$40
2023	40
2024	40
2025	40
2026	40
Thereafter	80
$280

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8. Investment in Unconsolidated Joint Venture
In August 2019, the Company entered into an agreement with Holtec Power, Inc (“Holtec”) to form the unconsolidated joint venture HI-POWER LLC (“Hi-Power” or “JV”). The JV was formed in order to manufacture the products for all of the Company’s projects in North America. Accordingly, the Company will purchase battery storage systems and spare parts from the JV. The joint venture was in Turtle Creek, Pennsylvania. The Company’s financial commitment was $4,100 in the form of a combination of cash and special purpose manufacturing equipment. Eos’s initial ownership interest was 49%. Both the Company and Holtec sell the products manufactured by Hi-Power. On April 9, 2021, the Company acquired the remaining 51% ownership interest and Hi-Power became a wholly-owned subsidiary thereafter. Refer to Note 3 for the acquisition details.
The joint venture commenced manufacturing activities in the fourth quarter of 2020. For the years ended December 31, 2021, 2020, and 2019, contributions made to the JV were $4,000, $3,020, and $768, respectively. The investment income (loss) recognized from the unconsolidated joint venture under the equity method of accounting was $440, $127, and $(178) for the years ended December 31, 2021, 2020, and 2019, respectively. Our investment in the unconsolidated joint venture as of December 31, 2021 and 2020 was $— and $3,736, respectively.

9. Notes Receivable, net and Variable interest entities (“VIEs”) Consideration
Notes receivable consist primarily of amounts due to us related to the financing we offered to customers. We report notes receivable at the principal balance outstanding less an allowance for losses. We monitor the financial condition of the notes receivable and record provisions for estimated credit losses based on the credit quality of the borrowers, current conditions as well as other reasonable and supportable forecasts about the future. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance.
The Company had notes receivable of $3,650 and $100 outstanding as of December 31, 2021 and 2020, respectively. Current expected credit loss was estimated for notes receivable under ASU No. 2016-13, Financial Instruments-Credit Losses. As of December 31, 2021 and 2020, the Company recorded an allowance for notes receivable of $6 and $—, respectively.
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
10. Commitments and Contingencies
Firm Purchase Commitments
To ensure adequate and timely supply of raw material for production, the Company, from time to time, enters into non-cancellable purchase contracts with vendors. At the end of each reporting period, the Company evaluates its non-cancellable firm purchase commitments and records a loss, if any, using the lower of cost or market approach used for inventory obsolescence. In assessing the potential loss provision, we use the stated contract price and expected production volume under the relevant sales contract. The Company records a purchase commitment loss if the net realizable value of the inventory is less than the cost. As of December 31, 2021, the Company had open purchase commitments of $5,370 under these contracts.
Lease commitments
The Company has lease commitments under lease agreements. Refer to Note 21 for discussion.
Probable legal proceeding

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Commitments and Contingencies (cont.)
As of December 31, 2021, the Company is under investigation by U.S. Department of Justice (“DOJ”) for underpayment of certain custom duties from the past years for the imports of supplies from oversea vendors. As of the date of this report, no complaint has been filed against the Company. The Company accrued $382 for the probable loss included in accrued expenses on the consolidated balance sheets as of December 31, 2021.
11. Grant Expense, Net
The Company was approved for two grants by the California Energy Commission (CEC) totaling approximately $7,000. In accordance with the grant agreements, we are responsible for conducting studies to demonstrate the benefits of certain energy-saving technologies to utility companies and consumers in the State of California and is entitled to receive portions of the grants based upon expenses incurred by the Company.
During the years ended December 31, 2021, 2020, and 2019, we recorded grant expense (income), net of $269, $913, and ($469), which comprised of grant income of $2,025, $381, and $984 and grant costs of $2,294, $1,294, and $515, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company received payments totaling $— , $1,531 and $3,209, respectively.
As of December 31, 2021 and 2020, the Company had $— and $1,136 deferred grant income, respectively, which was recorded in accrued expense on the consolidated balance sheets, as well as a grant receivable, which was included in other current assets on the consolidated balance sheets, in the amount of $1,020 and $131, respectively. The expenses incurred by the Company related to the performance of studies in accordance with the respective grant agreements are offset, against the grants revenue received or receivable from the CEC for which the grant is intended to compensate the Company.
12. Income Taxes
The Company is subject to regulation under U.S. federal and U.S. state tax laws, regulations and policies. Changes to these laws or regulations may affect the Company’s tax liability, return on investments and business operations.
Earnings before income taxes
Net losses before income taxes for domestic operations for the years ended December 31, 2021, 2020, and 2019 were $(124,216), $(70,643), and $(79,483) respectively.
Income expense (benefit)
Income tax expense (benefit) for the years ended December 31, 2021, 2020, and 2019 was as follows:

	2021	2020	2019
Current expense (benefit):
U.S. federal	$—	$—	$—
U.S. state and local	—	—	—
Total current income tax (benefit) provision	—	—	—
Deferred expense (benefit):
U.S. federal	$—	$—	$—
U.S. state and local	—	—	—
Total deferred income tax (benefit) provision	—	—	—
Total income tax (benefit) provision	$—	$—	$—

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Income Taxes (cont.)
The Company has no tax provision (benefit) for the periods ended December 31, 2021, 2020, and 2019 due the generation of taxable losses offset by a valuation allowance, discussed below, on the deferred tax assets.
Reconciliation of US Federal Statutory income tax rate to actual income tax rate
The reconciliation from the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	2021	2020	2019
Income (loss) before income taxes	$(124,216)	(70,643)	$(79,483)
Statutory U.S. federal income tax (21%)	(26,085)	(14,835)	(16,691)
State and local income tax	(6,592)	(3,123)	1,548
Non-deductible convertible debt	(3,676)	4,563	11,903
Non-deductible transaction cost	—	66	—
Non-deductible equity cost	—	1,726	—
Non-deductible warrant cost	(373)	450	—
Federal R&D Credit	—	3,660	(1,002)
Uncertain Tax Position	—	322	—
Valuation Allowance	36,541	7,253	4,215
Other	185	(82)	27
Total income tax expense	$—	$—	$—
Effective tax rate	—	—	—

The reported income tax provision differs from the amount computed by applying the statutory US federal income tax rate of 21% to the income before income taxes primarily due to pretax losses for which no tax benefit has been provided, and non-deductible convertible debt. On September 8, 2021, the Small Business Administration authorized full forgiveness of $1,273 to the Company for the Paycheck Protection Program (PPP) Loan under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). For tax purposes, this amount is excludable in taxable income and included in “Other” in the reconciliation above.
Deferred Income Taxes
The Company records deferred income taxes to reflect the net tax effects of temporary differences, if any, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2021 and 2020 were as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Income Taxes (cont.)

	2021	2020
Deferred tax assets:
NOL carryforwards	$63,203	$40,278
Capital loss carryforwards	710	—
Tax credit carryforwards	65	1,204
Goodwill	8,471	—
Employee compensation	4,455	1,478
Accruals and reserves	1,586	1,744
Organizational costs	162	179
Lease Liability	1,185	—
Interest Limitation	1,430	—
Inventory	1,448	—
Transaction costs	301	324
Deferred tax assets, gross	$83,016	$45,207
Valuation allowance	(80,415)	(43,788)
Total deferred tax assets, net	$2,601	$1,419
Deferred tax liabilities:
Fixed assets	(1,073)	(1,358)
Investment in partnership	—	(61)
Right of Use Asset	(954)	—
Note payable	(497)	—
Intangibles	(77)	—
Deferred tax liabilities	(2,601)	(1,419)
Total deferred tax asset (liability)	$—	$—

The Company’s net deferred tax balances consist primarily of federal and state net operating losses (“NOLs”) available for carry forward, and research and development credits for the years ended December 31, 2021 and 2020.
During 2021, the Company participated in a tax certificate transfer program with the state of New Jersey and sold a portion of its available prior year New Jersey state NOLs, in varying amounts from tax years 2017 through 2019. The deferred tax balances and related disclosures above reflect the adjusted attribute carryforwards and associated deferred tax assets post-sale of the prior years’ attributes. The Company anticipates participating in the program for the tax year 2020, but as of the balance sheet date, no 2020 attributes had been sold.
The Company maintains a valuation allowance where it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. Changes in the valuation allowance are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is required, the Company evaluates factors such as prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry back and carry forward periods and tax planning strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. Management has determined that it is more-likely-than not that the Company will not be able to utilize its deferred tax assets at December 31, 2021 and 2020 due to a history of cumulative losses. As such, the Company has a valuation allowance against its net deferred tax assets.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Income Taxes (cont.)
The valuation allowance increased by $36,627 between December 31, 2021 and 2020. The increase was primarily attributable to an increase in NOL carryforwards and tax deductible goodwill in excess of financial statement goodwill. At December 31, 2021, the valuation allowance is $80,415, of which $1,762 will be allocated to additional paid-in capital when released. The remaining valuation allowance of $78,653 will be released through continuing operations.
On April 8, 2021, the Company entered into a unit purchase agreement with Holtec Power Inc. in which the Company purchased the remaining 51% interest in HI-POWER, LLC that was not already owned by the Company. Please refer to Note 3 for additional background on the acquisition. For U.S. tax purposes, the Company will recognize amortizable goodwill in the amount of $36,768 equal to the excess in consideration paid over the fair value of the acquisition.
Net Operating Losses & Tax Credits
As of December 31, 2021 and 2020, the Company has federal research and development tax credits (“R&D credit”) of approximately $3,733 and $4,603, which begin to expire in varying amounts from 2031 – 2038 and 2031 – 2040, respectively, subject to the annual limitation described below. In addition, the Company has state R&D credits of approximately $65 for the year ended December 31, 2021, which will expire in 2024, and $1,131 for the year ended December 31, 2020, which will expire in varying amounts between 2022 and 2026.
The Company has NOL carryforwards for tax purposes and other deferred tax assets that are available to offset future taxable income, subject to the annual limitation described below.
As of December 31, 2021 and 2020, the Company has gross federal NOL carryforwards of approximately $263,270 and $173,868. As of December 31, 2021, the Company has state NOL carryforwards of $125,855. Regarding the federal NOL for the year ended December 31, 2021, $89,051 begins to expire in varying amounts from 2032 through 2036, while $174,219 has an indefinite carryforward period. The state NOL carryforwards begin to expire in varying amounts from 2039 through 2041. The US (federal and state) operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The Company determined that the merger transaction (described further in Note 2), constitutes a change of ownership as defined under Internal Revenue Code Section 382 and Section 383. Based on management’s Section 382 Limitation Analysis, it is expected that all NOL carryforwards that existed as of the transaction date will be allowable under Section 382, however, the deferred tax asset on the Company’s NOL carryforward is offset by a full valuation allowance at December 31, 2020. Based on management’s Section 383 Limitation Analysis, it is expected that as of December 31, 2021 and December 31, 2020, $3,733 and $4,603, respectively, of federal R&D credits will expire unused. As such, these credits have been written off as of December 31, 2021 and December 31, 2020.
In March and December, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act of 2021 (the “CAA”) were signed into law in response to the Covid-19 pandemic. The CARES Act and the CAA provided several forms of tax law changes, though the Company does not anticipate that any will have a material impact on the financial statements.
Unrecognized Tax Benefits
The Company is subject to income taxes in the United States (federal and state). Significant judgment is required in evaluating the Company’s tax positions and determining the Company’s provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. The Company records a liability for uncertain tax positions on the basis of a two-step process in which (i) management determines whether it is more-likely-than-not that the tax position will be sustained on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
The Company has unrecognized tax benefits associated with uncertain tax positions as of December 31, 2021, 2020, and 2019 as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Income Taxes (cont.)

	2021	2020	2019
Gross unrecognized tax benefits as of January 1	$722	$—	$—
Additions:
Current year tax positions	—	722	—
Prior year tax positions	—	—	—
Rate change	(3)	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Gross unrecognized tax benefits as of December 31	$719	$722	$—

The total amount of gross unrecognized tax benefits was $719, $722 and $— for the year ended December 31, 2021, 2020 and 2019, respectively. The decrease in gross unrecognized tax benefits in 2021 was due to a change in state deferred tax rate
Included in the balance of unrecognized tax benefits at December 31, 2021 are potential benefits of nil that, if recognized, would affect the effective tax rate on income from continuing operations. The open tax years for federal and state tax returns are generally 2018 and forward. Net operating losses and R&D credits generated in closed years and utilized in open years are subject to adjustment by the tax authorities. The Company is not currently under examination by any taxing jurisdiction.
The Company regularly assesses the adequacy of its provision for income tax contingencies in accordance with ASC 740, Income Taxes. As a result, the Company may adjust the reserves for unrecognized tax benefits for the impact of new facts and developments, such as changes to interpretation of relevant tax law, assessments from taxing authorities, settlements with tax authorities and lapses of statute of limitations.
13. Related Party Transactions
Convertible Notes
During the year ended December 31, 2021, the Company issued $100,000 aggregate principal amount of convertible notes to Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc (the “2021 Convertible Notes” or the “Notes”). In connection with the 2021 Convertible Notes, the Company paid $3,000 to B. Riley Securities, Inc., a related party, who acted as a placement agent. During the year ended December 31, 2021, the Company intends to repay the contractual interest due on December 30, 2021 in-kind as an increase to the principal amount. $2,900 of interest from the 2021 Convertible Notes was recorded as convertible notes - related party on the consolidated balance sheets. Refer to Note 15 for more information.
During the years ended December 31, 2020 and 2019, the Company issued convertible notes payable (the “Legacy Convertible Notes”) to certain members. Refer to Note 15 for further discussion.
Management fee arrangement
During the years ended December 31, 2020 and 2019, the Company incurred monthly management fees to an entity owned by a board member in relation to the use of a New York City office. Total costs incurred during the year amounted to $69 and $19, respectively, which were included in selling, general and administrative expenses in the consolidated statements of operations.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

13. Related Party Transactions (cont.)
Accounts Payable and Accrued Expenses - Related Parties
Accounts payable and accrued expenses - related parties as of December 31, 2020 contains $138 consultant fee payable to an affiliate. Additionally, amount payable to Holtec under the Joint Venture agreement was $2,382 as of December 31, 2020, which was paid off in connection with the acquisition of Hi-Power. During the years ended December 31, 2021, 2020, and 2019, $30,368, $1,262, and $1,121 was charged to loss on pre-existing agreement, respectively. Refer to Note 3 for the acquisition details.
Receivable from disgorgement of short swing profits
As of December 31, 2020, the Company had a receivable of $432 from its affiliated company B. Riley Securities, Inc resulting from disgorgement of short swing profits under Section 16 (b) of the Exchange Act, which was included in Other current assets. This amount was recognized as an increase to Additional Paid in Capital as capital contribution from stockholder. The Company received the full payment in January 2021.
Vendor deposits
As of December 31, 2020, vendor deposits included a balance of $278 deposits made to Hi-Power.
Provision for firm purchase commitments
As of December 31, 2020, the Company recorded a provision for firm purchase commitments with Hi-Power of $1,585. The related expense has been included as a component of cost of goods sold in the consolidated statements of operations.
Warrants liability
The Company has private warrants issued to affiliated company owned by B. Riley Securities, Inc. as of December 31, 2021 and 2020. Refer to Note 19 for details.
Settlement Agreement
As disclosed at the time of the Merger Agreement, prior to the execution and delivery of the Merger Agreement, certain unitholders of EES (“Hellman parties”) asserted claims (“Threatened Claims”) against another director and affiliated investors, including AltEnergy Storage VI, LLC (the "Securityholder Representative"), questioning the dilutive effect of certain historical security issuance on the former EES common unitholders.
Under the Merger Agreement, the Securityholder Representative had the obligation and duty to vigorously defend against the Threatened Claims, and the Company had the obligation to advance or cause to be advanced to the Securityholder Representative up to $5,000 of defense costs, subject to a deductible of $2,000 (the "Deductible"), in connection with the investigation, defense, or settlement of any Threatened Claims. The Deductible was to be borne by the company, and any additional amounts advanced were reimbursable by the former unitholders of EES.
On December 1, 2021, a Settlement Agreement was entered into between Hellman Parties and the Securityholder Representative pursuant to which, 300,000 Eos Shares (“Settlement Shares”) would be transferred to the Hellman parties from the EES unitholders at the time of merger.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

13. Related Party Transactions (cont.)
On December 28, 2021, the independent members of the Board approved a contribution of $1,200 towards the Settlement. Such determination was based on the independent members of the Board’s business judgment that, among other reasons, such a contribution (i) would ensure that the Company would not have to spend the entire $2,000 Deductible towards the costs of defense of any litigation, (ii) would avoid the additional cost, distraction, uncertainty, and overhang of litigation relating to the Mergers, (iii) would benefit the Company’s future relationships with its long-term investors, and (iv) would generate future goodwill with such investors during an important growth stage of the Company. As the Company’s contribution benefits certain Eos shareholders at the time of the Merger Agreement, including AltEnergy LLC and B. Riley Financial Inc, who are considered as related parties owning more than 5% of the equity interest in the Company, this transaction is considered a related party transaction. On December 29, 2021, an amendment to the Settlement Agreement between the Hellman Parties and the Securityholder Representative was entered into, pursuant to which, $1,200 of the value represented by the Settlement Shares was to be paid in cash, representing the equivalent of 140,023 of the Settlement Shares.
The Company accrued $1,200 in accounts payable and accrued expenses - related party on December 31, 2021, which has been paid on January 4, 2022. The remaining 159,977 in Settlement Shares were transferred to the Hellman parties from the former EES unitholders, on a pro rata basis, on December 29, 2021.
14. Accrued Expenses
As of December 31, 2021 and 2020, accrued expenses consisted of the following:

	December 31, 2021	December 31, 2020
Accrued payroll	$3,069	$2,146
Warranty accrual	2,112	—
Accrued legal and professional fees	826	1,023
Other	1,667	1,924
Total	$7,674	$5,093
The following table summarizes product warranty activity for the year ended December 31, 2021.

December 31, 2021
Accrued warranty - beginning of period	$—
Additions for current year deliveries	2,343
Warranty costs incurred	(231)
Accrued warranty - end of period	$2,112

15. Convertible Notes Payable
2021 Convertible Notes
On July 6, 2021, the Company entered into an investment agreement (the “Investment Agreement”) with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch relating to the issuance and sale to Koch of the 2021 Convertible Notes in the aggregate principal amount of $100,000. The transactions contemplated by the Investment Agreement closed on July 7, 2021 (the “Issue Date”). The Maturity Date of the 2021 Convertible Notes is June 30, 2026, subject to earlier conversion, redemption, or repurchase. Right after the issuance, Koch beneficially owned approximately 14% of the Company’s outstanding common stock.
The 2021 Convertible Notes are senior unsecured obligations of the Company and rank equal in right of payment to all senior unsecured indebtedness of the Company, and will rank senior in right of payment to any indebtedness that is contractually subordinated to the 2021 Convertible Notes.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Convertible Notes Payable (cont.)
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
Conversion Rights - The 2021 Convertible Notes are convertible at the option of the Holder at any time prior to the maturity date at an initial conversion rate of 49.9910 shares of the Company’s common stock per $1,000 of capitalized principal (the “Holder’s Conversion Rights”). The effective conversion price is approximately $20.00 per share. The conversion rate is subject to adjustment upon the occurrence of certain dilutive events such as stock splits and combinations, stock dividends, mergers and spin-off. For the year ended December 31, 2021, there were no adjustments to conversion rate. As of December 31, 2021, 5,144,074 shares of the Company’s common stock were issuable upon conversion of the 2021 Convertible Notes including the principal and interest payment in-kind. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof.
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
The initial fair value of the embedded conversion feature was estimated to be $29,866, which the Company bifurcated from the 2021 Convertible Notes and accounts for separately. The embedded conversion feature is presented on the consolidated balance sheets as a component of the 2021 Convertible Notes. The Company estimated the fair value of the embedded conversion feature using a binomial lattice model at the inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy. The assumptions used to determine the fair value of the embedded conversion feature as of July 7, 2021 (the inception) and December 31, 2021 and are as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Convertible Notes Payable (cont.)

	July 7, 2021	December 31, 2021
Term	5 years	4.50 years
Dividend yield	—%	—%
Risk-free interest rate	0.8%	1.2%
Volatility	55.0%	60.0%
Effective debt yield	13.7%	19.0%

As of December 31, 2021, the fair value of the embedded conversion feature was $12,359. The Company recognized a gain of $17,507 attributable to the change in fair value of the embedded conversion feature during the year ended December 31, 2021.
Debt Issuance Costs - The Company incurred $4,194 of placement, advisory and legal fees in connection with the issuance of the 2021 Convertible Notes, including $3,000 paid to B. Riley Securities, Inc., a related party of the Company. The debt issuance costs were allocated to the 2021 Convertible Notes and the embedded conversion feature in proportion to the allocation of proceeds resulting from the bifurcation of the embedded conversion feature. $2,942 of the issuance costs were allocated to the 2021 Convertible Notes. These costs were accounted for as debt issuance costs and recorded as a reduction to the carrying value of the 2021 Convertible Notes. The remaining $1,252 was allocated to the embedded conversion feature. Because the embedded conversion feature is carried at fair value, these costs were expensed as incurred and included in the interest expense line item on the consolidated statements of operations.
The following table summarizes interest expense recognized for the year ended December 31, 2021:

For the year ended December 31, 2021
Contractual interest expense	$2,900
Amortization of debt discount	1,545
Amortization of debt issuance costs	152
Total	$4,597

The 2021 Convertible Notes as of December 31, 2021 are comprised of the following:

December 31, 2021
Principal	$102,900
Unamortized debt discount	(28,321)
Unamortized debt issuance costs	(2,790)
Embedded conversion feature	12,359
Aggregate carrying value	$84,148
The Company elected to repay the contractual interest due on December 30, 2021 in-kind as an increase to the principal amount. Therefore, $2,900 of contractual interest attributable to the 2021 Convertible Notes was recorded as addition to the convertible notes payable on the consolidated balance sheets.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Convertible Notes Payable (cont.)
Legacy Convertible Notes
During the years ended December 31, 2020 and 2019, the Company issued convertible notes payable with aggregate principals of $5,469 and $19,524, respectively (the “Legacy Convertible Notes”). The Legacy Convertible Notes are secured by all assets and intellectual property of the Company. AltEnergy Storage Bridge, LLC (“AltEnergy”) and its affiliates have combined beneficial ownership in the Company exceeding 10% and therefore constitute a related party of the Company, pursuant to ASC 850, Related Parties. As of December 31, 2020, AltEnergy owned approximately 14% of the Company's Common Stock and as of December 31, 2019, AltEnergy owned approximately 20% of the EES Common and Preferred Units.
The remaining note holders do not meet the definition of a related party under ASC 850. However, the Legacy Convertible Notes were issued to each of the note holders under identical terms, and AltEnergy serves as the administrative agent of all note holders under the Convertible Note agreements. Therefore, the disclosures within this section encompass the Legacy Convertible Notes.
Phase I Convertible Notes Payable -related party
The Legacy Convertible Notes were issued on various dates through two phases. The first phase with aggregate principal of $13,529 was issued from February 2019 to May 2019 (the “Phase I Notes”), of which $4,137 was issued to AltEnergy.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Convertible Notes Payable (cont.)
In conjunction with the Phase II Note issuance (discussed below), the Phase I maturity date was extended to October 31, 2019. The term extension was considered a troubled debt restructuring and did not result in a substantial modification and was accounted for as a continuation of the existing Phase I Notes. An extinguishment charge was not recognized.

2019 Phase II Convertible Notes Payable -Related party
Legacy Convertible Notes with aggregate principal of $5,995 were issued from June 2019 to December 2019 (the “2019 Phase II Notes”), of which $2,017 was issued to AltEnergy.
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
Concurrent to issuance of the Phase II Notes, the Company entered into subscription agreements to sell Preferred Units to the Holders equal to the principal balance of the 2019 Phase II Notes at a price of $0.50 per unit. Phase II cash proceeds totaled $11,991. The proceeds were allocated to the Phase II Notes and EES Preferred Units based on their relative fair values at the date of issuance. The Company recognized $2,031 attributable to the 2019 Phase II Preferred Units, which was recorded as a discount against the 2019 Phase II Notes. Refer to Note 18 for further discussion regarding the EES Preferred Units.
2020 Phase II Convertible Notes Payable - Related party
During the year up to the Closing date, the Company issued Legacy Convertible Notes (the “2020 Phase II Notes”) concurrently with EES Preferred Units to certain investors for aggregate cash proceeds of $10,768, including 2020 Phase II Notes of $10,598 with terms identical to the 2019 Phase II Notes, and $170 of Phase I Notes.
The proceeds were allocated to the 2020 Phase II Notes and EES Preferred Units based on their relative fair values at the date of issuance. The Company recognized $1,759 attributable to the 2020 Phase II EES Preferred Units, which was recorded as a discount against the 2020 Phase II Notes. $1,075 of the 2020 Phase II Notes were issued to AltEnergy. Refer to Note 18 for further discussion regarding the EES Preferred Units.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Convertible Notes Payable (cont.)
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
In the event of a Qualified Financing occurring prior to July 31, 2019, the Phase I notes can be repaid at a 1.5x or 2.0x Liquidation Amount, thereby resulting in an embedded derivative at issuance. The fair value of both the Company’s Legacy Convertible Notes and the embedded derivative liability are classified within Level 3 of the fair value hierarchy. For the year ended December 31, 2020, embedded derivative liabilities with initial fair value of $411 was recognized. Embedded derivative assets with the initial fair value of $181 and the embedded derivative liabilities with initial fair value of $1,145 were recognized during 2019. These amounts were recorded as discounts on the Convertible Notes. As of December 31, 2019, the embedded derivatives were classified as current liabilities on the consolidated balance sheets and had fair values of $1,681. The embedded derivatives were fair valued through the Merger date. During the years ended December 31, 2020 and 2019, a change in fair value of the embedded derivative resulted in a gain of $2,092 and a loss of $716, respectively. The fair value of the embedded derivative was zero as of December 31, 2020 as a result of the conversion of the notes in connection of the Merger.
The Company accounted for the 2019 Convertible Notes as deeply discounted zero coupon debt instruments. The balances payable at maturity reflect liquidation multiples of 3.0 and 6.0 times the stated face value of the Phase I and 2019 Phase II Notes, respectively. The following balances were recognized upon issuance of the Convertible Notes during the years ended December 31, 2020, and 2019:

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
Subsequent Measurement
With respect to the Phase I Notes, the holders’ put option was immediately exercisable at the 1.5 times the principal amount of the Notes. Pursuant to ASC 470-10, which states that notes with demand features should be stated at or near the amount of cash that could be required to satisfy the obligation, therefore, a corresponding portion of the discount was amortized into interest expense immediately following issuance. Additionally, the discount attributable to the BCF was immediately amortized into interest expense at issuance. The remaining discount on the Phase I Notes was amortized into interest expense using the effective interest method through July 31, 2019, the date at which the note becomes payable at 3.0 times the outstanding principal amount.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Convertible Notes Payable (cont.)
Discounts on the Phase II Notes were amortized into interest expense using the effective interest method through the stated maturity date of October 31, 2019. On October 31, 2019, the Company defaulted under the Phase II note agreements, at which time the note holders’ put option became exercisable. Accordingly, discounts on Phase II Notes issued subsequent to October 31, 2019 were immediately amortized into interest expense upon issuance.
At issuance, the annual effective interest rates on the Phase I Notes were in excess of 400%. The Phase II Notes were issued with annual effective interest rates in excess of 1,200%. During the years ended December 31, 2020, and 2019, the Company recognized interest expense of $23,706 and $49,708 related to the Convertible Notes, respectively.
In connection with the business combination discussed in Note 2, the Legacy Convertible Notes were then exchanged for the common stock of the Company per the “Conversion upon Qualified Financing” term discussed above. 10,886,300 shares of common stock were issued to the notes holders based on the liquidation amount of $108.9 million as of the Merger date and purchase price of $10 per shares agreed upon in the Merger agreement. The balances attributable to the Convertible Notes immediately prior to the Merger were as follows:

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

16. Notes Payable
In connection with the Hi-Power acquisition (Refer to Note 3), the Company agreed to pay an aggregate purchase price of $25,000. $5,000 of the $25,000 purchase price was paid in May 2021. The fair value of the notes payable was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which were Level 2 inputs. Based on the analysis performed, the carrying value of the remaining payments of the notes payable was recorded as debt, which includes a current portion of $4,926 and a long-term portion of $13,769 as of December 31, 2021.

17. Long-term Debt
The following is a summary of the Company’s long-term indebtedness:

	December 31, 2021	December 31, 2020
Paycheck Protection Program loan payable	$—	$1,257
Equipment financing facility	6,371	—
Other	—	94
Total	6,371	1,351
Less: long-term debt, current portion	(1,644)	(924)
Long-term debt	$4,727	$427

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

17. Long-term Debt (cont.)
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
The Lender is participating in the Paycheck Protection Program to help businesses impacted by the economic impact from Covid-19. Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness under the Small Business Administration’s (the “SBA”) requirements. To obtain forgiveness, the Company must certify that the loan was used in accordance with the requirements and provide supporting documentation. The Company used all proceeds from the PPP Loan to retain our employees, maintain payroll, lease and utility obligations and pay other operational expenses to support business continuity throughout the Covid-19 pandemic. During the third quarter of 2021, the Company was approved for loan forgiveness by the SBA. Consequently, during the year ended December 31, 2021, the Company recorded a gain on debt forgiveness of $1,273 on the consolidated statements of operations.
Equipment Financing Facility
On September 30, 2021, the Company entered into an agreement (the “Equipment Financing Agreement”) with Trinity Capital Inc. ("Trinity") for a $25,000 equipment financing facility (the "Equipment Financing Facility"), the proceeds of which will be used to acquire certain manufacturing equipment, subject to Trinity's approval. Upon execution of the Equipment Financing Agreement, the Company borrowed $7,000 (the “Initial Draw”) against the $25,000 commitment. The remaining commitment of $18,000 is fundable upon the Company's request no later than September 30, 2022, in increments of not less than $500, (each a “Draw”). $188 of commitment fee was paid at the closing, with $53 recorded as debt issuance cost for the Initial Draw and $135 recorded as prepaid expenses. On September 30, 2022, any unused portion of the remaining commitment will be subject to a non-utilization fee equal to 3% of the unused amount.
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
Debt issuance costs of $175 were withheld by Trinity from the Initial Draw. The Initial Draw is payable in monthly installments of $204 ending March 31, 2025, along with an end-of-term fee of $70 due on March 31, 2025. The effective interest rate is 14.3%. The Company may repay the Initial Draw prior to March 31, 2025 by terminating the Equipment Financing Agreement. On the proposed termination date, the Company is required to pay Trinity an amount equal to the sum of all monthly installments that would have otherwise become payable through the maturity date, the end-of-term payment, and, if applicable, the non-utilization fee.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

17. Long-term Debt (cont.)
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
As of December 31, 2021, $1,644 of the principal was recorded as a current liability on the consolidated balance sheets. For the year ended December 31, 2021, the Company recognize $157 as interest expense attributable to the Equipment Financing Agreement.
18. Contingently Redeemable Preferred Units
For the year ended December 31, 2020, and 2019, the Company had Series C, Series D, and 2019 Bridge Preferred Units ("EES Preferred Units) issued at $1.10, $1.75, and $0.50 per unit, respectively.
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
The following actions require a majority vote of the Preferred Members:
•Pay any dividend on any EES Units;
•Agree or enter into a merger, sale of a material portion of the Assets, or other corporate reorganization or acquisition or any other transaction resulting in a change of control of EES;
•Create or authorize the creation of any debt security, guarantee, or instrument with similar effect in excess of $1,000,000, outside the normal course of business;
•Enter new lines of business or exit the current line of business;
•Enter into an exclusive agreement or arrangement to manufacture or sell EES’s technology;
•Sell, assign, transfer, pledge, or encumber material technology or material intellectual property; and
•Take any action which deviates from the current budget approved by the Board of Directors by more than 15%.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Contingently Redeemable Preferred Units (cont.)

The occurrence of a Company Sale requires the approval of both the Board of Directors and Preferred Members. Therefore, the liquidation provisions are considered contingent redemption provisions as there are certain elements that are not solely within the control of the Company. Accordingly, the Preferred Units have been presented in the mezzanine section of the consolidated balance sheets.
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
Bridge Preferred Units
As discussed at Note 15, the Company entered into subscription agreements to sell EES Preferred Units to the Holders at a price of $0.50 per unit concurrently with the issuance of the 2019 Phase II Notes, which resulted in the issuance of approximately 12,000,000 EES Preferred Units (the “2019 EES Bridge Preferred Units”). The Company recognized $2,031 attributable to the 2019 EES Bridge Preferred Units based on the allocated fair value of cash proceeds.
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
As of December 31, 2019, the Preferred Units were convertible into approximately 224,900,000 EES common units. Refer to Note 15 for further discussion regarding the fair value allocated to the EES Preferred Units. During the years ended December 31, 2020 and 2019, activities attributable to the EES Preferred Units was as follows:

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

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Warrants Liability - Related Party
The Company’s outstanding warrants were issued by BMRG in connection with its initial public offering (the “Public Warrants”) and concurrent private placement (the “Private Warrants” and, together with the Public Warrants, the “Warrants”) on May 22, 2020. Upon consummation of the Merger on November 16, 2020, the Public Warrants and Private Placement Warrants were set to become exercisable on May 22, 2021 for shares of the Company’s common stock with the same terms and exercise provisions prior to the Merger. The Private Placement Warrants meet the definition of a derivative. On the basis of the SEC Division of Corporation Finance’s April 12, 2021 Public Statement-Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACS”), the Private Placement Warrants do not meet the scope exception as prescribed by ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Accordingly, the Company recognized the Private Placement Warrants as of the Merger Date on November 16, 2020 at fair value and classified them as a liability in the Company’s consolidated balance sheets. Thereafter, changes in fair value are recognized in earnings as a derivative gain (loss) in the Company’s consolidated statements of operations.
The Private Placement Warrants are classified as Level 2 financial instruments in the fair value hierarchy. They are valued on the basis of the quoted price of the Public Warrants, adjusted for insignificant differences between the Public Warrants and Private Placement Warrants. 325,000 Private Placement Warrants were outstanding with a fair value of $926 and $2,701 as of December 31, 2021 and 2020, respectively. The change in fair value for the years ended December 31, 2021, 2020 and 2019 amounted to $1,775, $(2,142), and $—, respectively, which has been recognized in Change in fair value, warrants liability - related party in the Company’s consolidated statements of operations.
20. Stock-Based Compensation
Since 2012, the Company has issued stock options to employees and certain service providers under the 2012 Eos Equity Incentive Plan (“2012 Plan”). In addition to stock options, the 2012 Plan provides for the issuance of other forms of stock-based compensation, including profit interests, unit appreciation rights and restricted stock units. Subsequent to the closing of the Merger, the Company approved the 2020 Equity Incentive Plan (the “2020 Incentive Plan”) and reserved 6,000,000 shares of common stock for issuance thereunder. In 2021, the Company reserved an additional 498,021 shares for the 2020 Incentive Plan. The 2020 Incentive Plan became effective immediately upon the Closing of the Merger and all equity granted under the 2012 Plan was converted into equivalent equity under the 2020 Incentive Plan. As of December 31, 2021 and 2020, the Company has stock options and restricted stock units issued under the 2020 Incentive Plan.
Stock-based compensation expense included in the consolidated statements of operations was as follows:

	For the years ended December 31
	2021	2020	2019
Stock options	$3,809	$4,104	$131
Restricted stock units	11,249	977	4
Total	$15,058	$5,081	$135
The stock compensation has been recorded in cost of goods sold, research and development expenses and selling, general and administrative expenses in the consolidated statements of operations.
The following table summarizes stock option activity during the years ended December 31, 2021, 2020, and 2019. All stock option activity was retroactively restated to reflect the converted options. See Note 2 for the conversion in connection with the Merger.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Stock-Based Compensation (cont.)

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2018	303,028	$26.20	2.8
Granted	254,882	$9.54
Cancelled/Forfeited	(165,072)	$27.24
Options Outstanding at December 31, 2019	392,838	$15.09	5.4
Granted	1,972,679	$9.07
Cancelled/Forfeited	(221,881)	$18.57
Options Outstanding at December 31, 2020	2,143,636	$9.19	9.5
Granted	114,429	$18.07
Cancelled/Forfeited	(110,768)	$13.02
Exercised	(123,837)	$8.67
Options Outstanding at December 31, 2021	2,023,460	$9.51	6.3
Options Exercisable at December 31, 2021	1,124,199	$9.55	7.0

A summary of restricted stock units (RSU) activity for the year ended December 31, 2021 under our 2020 Incentive Plan is as follows:

	Units	Weighted-Average Grant-Date Fair Value
RSU Outstanding at January 1, 2020	42,318	$13.46
Granted	2,580,670	$16.62
Cancelled/Forfeited	(273,632)	$14.98
Vested	(154,600)	$16.50
RSU Outstanding at December 31, 2021	2,194,756	$16.36

As of December 31, 2021 and 2020, 2,282,906 and 3,825,176 shares remain for future issuance, respectively. Options vest generally over three to five years and have a term of five to ten years. During the year ended December 31, 2021, the Company granted stock options with both service and performance conditions. Stock compensation is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For awards with performance conditions, compensation expense is recognized using an accelerated attribution method over the vesting period. The performance conditions primarily relate to the completion of project milestones, achievement of operational certifications, and the Company’s closing of financing rounds. As of December 31, 2021, within the total options outstanding, there were 51,873 performance-based stock options, all of which are expected to vest in the next four years.
Unrecognized stock compensation expenses amounted to $31,487 and included $27,980 attributable to RSUs, and $3,507 attributable to stock options, which are both expected to be recognized over the next four years.
The weighted average assumptions used to determine the fair value of options granted in 2021, 2020 and 2019 are as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Stock-Based Compensation (cont.)

	2021	2020	2019
Volatility	58.86%	52.99%	58.20%
Risk free interest rate	0.67%	0.39%	1.89%
Expected life (years)	4.18	5.19	6.25
Dividend yield	0%	0%	0%
The RSUs issued were valued at the stock prices of the Company on the grant date.
The weighted average grant date fair value of all options granted was $8.08, $5.38, and $1.21 per option for the years ended December 31, 2021, 2020, and 2019 respectively.

21. Leases
Adoption of ASU 2016-02
As discussed in Note 1, on January 1, 2021, the Company adopted ASU 2016-02, "Leases (Topic 842)," and the related amendments (collectively "ASC 842"). The Company elected the modified retrospective approach, under which results and disclosures for periods before January 1, 2021 were not adjusted for the new standard and the cumulative effect of the change in accounting, is recognized through accumulated deficit at the date of adoption. The Standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheets for all leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations.
The Standard provides entities with several practical expedient elections. Among them, the Company elected the package of practical expedients that permits the Company to not reassess prior conclusions related to its leasing arrangements, lease classifications and initial direct costs. In addition, the Company has elected the practical expedients to not separate lease and non-lease components, to use hindsight in determining the lease terms and impairment of ROU assets, and to not apply the Standard’s recognition requirements to short-term leases with a term of 12 months or less.
Lessee
The adoption of the Standard did not have a material effect on the Company’s consolidated statements of operations or consolidated statements of cash flows. Upon adoption, the Company recorded a $3,662 operating lease ROU asset and a $4,465 operating lease liability. The adoption of the New Lease Accounting Standard had no impact on accumulated deficit.
At December 31, 2021, finance leases, which were previously classified as capital leases under ASC 840, are included in Property and equipment, net. The adoption did not affect the balance sheet classification of the capital lease obligations (known as finance lease liabilities effective January 1, 2021).
The Company leases machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.
Lease assets and lease liabilities as of December 31, 2021 were as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

21. Leases (cont.)

Leases	Classification on Balance Sheet	As of December 31, 2021
Assets
ROU - operating lease assets	Operating lease right-of-use asset, net	$3,468
Finance lease assets	Property and equipment, net	28
Total lease assets		$3,496

	Classification on Balance Sheet	As of December 31, 2021
Liabilities
Current
Operating lease liability	Operating lease liability, current portion	$1,084
Finance lease liability	Other current liabilities	8
Non-Current
Operating lease liability	Operating lease liability, long-term	3,224
Finance lease liability	Other liabilities	17
Total lease liabilities		$4,333
Operating lease costs for the years ended December 31, 2021, 2020, and 2019 were $1,158, $959, and $1,291, respectively. As of December 31, 2021, the weighted average remaining term (in years) for the operating lease was 4.15 years and the weighted average discount rate was 3.3%. The weighted average remaining term (in years) for the finance lease was 3.47 years and the weighted average discount rate was 12.5%.
Future maturity of lease liability are as follows:

	Operating lease	Financing lease	Total
2022	$1,210	$12	$1,222
2023	850	8	858
2024	916	8	924
2025	986	8	994
2026	601	1	602
Later years	—	—	—
Total minimum lease payments	$4,563	$37	$4,600
Less amounts representing interest	255	12	267
Present value of minimum lease payments	$4,308	$25	$4,333
The future minimum lease payments from our 2020 Form 10-K as filed in accordance with Leases (Topic 840) in each of the next five years and thereafter are as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

21. Leases (cont.)

	Operating	Capital
2021	$685	$14
2022	755	4
2023	825	—
2024	895	—
2025	966	—
Later years	679	—
Total minimum lease payments	$4,805	$18
Less amounts representing interest		3
Present value of minimum lease payments		$15
Lessor
The Company leases energy storage systems to one customer with a 20-year term through sales-type leases. Leases offered by the Company include purchase options during the lease term with a bargain purchase option at the end of the term. At the time of accepting a lease that qualifies as a sales-type lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment and unearned finance income. The unearned finance income is recognized interest income over the lease term using the interest method.
For the year ended December 31, 2021, the Company recognized revenue of $353. Net sales-type lease receivables of $347, net of unearned finance income are recorded under other assets on the consolidated balance sheets.

22. Fair Value Measurement
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, the Public and Private Placement Warrants, accounts receivable, note receivable, accounts payable, and notes payable, convertible notes payable — related party and long-term debt.
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
The table below summarizes the fair values of certain liabilities that are included within our accompanying consolidated balance sheets, and their designations among the three fair value measurement categories:

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

22. Fair Value Measurement (cont.)

	December 31, 2021			December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Private Placement Warrants	$—	$926	$—	$—	$2,701	$—
Embedded derivative liability within the 2021 Convertible Notes	$—	$—	$12,359	$—	$—	$—

The following table presents a roll-forward of the activity of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
Balance at beginning of the period	$—	$1,681
Additions	29,866	411
Change in fair value included in earnings	(17,507)	(2,092)
Balance at end of the period	$12,359	$—

The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets was as follows:

	Level in fair value hierarchy	December 31, 2021		December 31, 2020
(in thousands)		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	3	$18,695	$14,607	$—	$—
Equipment financing facility	3	$6,370	$5,951	$—	$—
2021 Convertible Notes without embedded derivative liability	3	$71,789	$61,866	$—	$—
Paycheck Protection Program	2	$—	$—	$1,257	$1,222

23. Shareholder's Equity

Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 200,000,000 shares of common stock with $0.0001 par value. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 53,786,632 and 48,943,082 common stocks issued and outstanding.

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
23. Shareholder's Equity (cont.)
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
Treasury Stock
For the year ended December 31, 2021, the Company recorded treasury stock of $353 for shares withheld to pay the payroll tax liability of RSUs vested, which will be remitted in 2022. The treasury stock was immediately retired.
Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company's common stock in the public offering and the private placement on May 22, 2020. One warrant entitles the holder to purchase one whole share of common stock at a price of $11.50 per share. At December 31, 2020, there were 8,750,000 Public Warrants outstanding which became exercisable on May 22, 2021. For the year ended December 31, 2021, 1,747,746 Public Warrants were exercised. At December 31, 2021, there were 7,002,254 Public Warrants outstanding.
Earnings (loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. As we incurred a net loss for the years ended December 31, 2021 and 2020, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible redeemable notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the years ended December 31, 2021 and 2020. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

EOS ENERGY ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
23. Shareholder's Equity (cont.)

	For the years ended December 31
	2021	2020	2019
Stock options and restricted stock units	4,218,216	2,185,954	392,838
Warrants	7,327,254	9,075,000	—
Block B Sponsor Earnout Shares subject to restrictions	—	859,000	—
Contingently Issuable Common Stock	—	2,000,000	—
Convertible Notes (if converted)	5,144,074	—	7,655,908
Contingent redeemable preferred units	—	—	12,964,231
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

24. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Edison, State of New Jersey, on February 25, 2022.

EOS ENERGY ENTERPRISES, INC.

By: /s/ Randall Gonzales
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Mastrangelo and Randall Gonzales and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Joseph Mastrangelo	Chief Executive Officer and Director	February 25, 2022
Joseph Mastrangelo	(Principal Executive Officer)
/s/ Randall Gonzales	Chief Financial Officer	February 25, 2022
Randall Gonzales	(Principal Financial Officer)
/s/ John Tedone	Chief Accounting Officer	February 25, 2022
John Tedone	(Principal Accounting Officer)
/s/ Daniel Shribman	Director	February 25, 2022
Daniel Shribman
/s/ Alex Dimitrief	Director	February 25, 2022
Alex Dimitrief
/s/ Audrey Zibelman	Director	February 25, 2022
Audrey Zibelman
/s/ Claude Demby	Director	February 25, 2022
Claude Demby
/s/ Russell Stidolph	Director	February 25, 2022
Russell Stidolph
/s/ Marian "Mimi" Walters	Director	February 25, 2022
Marian "Mimi" Walters