Form 10-Q
period 2022-03-31
Eos Energy Enterprises, Inc.
filed 2022-05-09
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
The registrant had outstanding 54,445,725 shares of common stock as of May 4, 2022.

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets As Of March 31, 2022 (Unaudited) And December 31, 2021	2
	Condensed Consolidated Statements Of Operations For The Three Months Ended March 31, 2022 (Unaudited) And March 31, 2021 (Unaudited)	4
	Condensed Consolidated Statements Of Shareholders’ Equity (Deficit) For The Three Months Ended March 31, 2022 (Unaudited) And March 31, 2021 (Unaudited)	5
	Condensed Consolidated Statements Of Cash Flows For The Three Months Ended March 31, 2022 (Unaudited) And March 31, 2021 (Unaudited)	6
	Notes To Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations	25
Item 3.	Quantitative And Qualitative Disclosures About Market Risk	33
Item 4.	Controls And Procedures	33

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1a.	Risk Factors	33
Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
Signatures		37

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$55,361	$104,831
Restricted cash	1,255	861
Accounts receivable, net	2,684	1,916
Inventory, net	10,292	12,976
Vendor deposits	21,722	16,653
Notes receivable, net	104	103
Prepaid expenses	2,493	2,595
Other current assets	2,243	2,637
Total current assets	96,154	142,572

Property, plant and equipment, net	14,520	12,890
Intangible assets, net	270	280
Goodwill	4,331	4,331
Security deposits, net	1,228	1,239
Notes receivable, long-term, net	3,515	3,547
Operating lease right-of-use asset, net	4,989	3,468
Other assets, net	1,852	848
Total assets	$126,859	$169,175

LIABILITIES
Current liabilities:
Accounts payable	$11,660	$12,531
Accrued expenses	12,798	7,674
Accounts payable and accrued expenses - related parties	—	1,200
Operating lease liability, current portion	899	1,084
Note payable, current portion	4,970	4,926
Long-term debt, current portion	1,703	1,644
Contract liabilities, current portion	1,763	849
Other current liabilities	6	9
Total current liabilities	33,799	29,917

Long-term liabilities:
Operating lease liability, long-term	4,943	3,224
Note payable, excluding current portion	13,892	13,769
Long-term debt, excluding current portion	4,279	4,727
Convertible note payable - related party	77,083	84,148
Interest payable - related party	1,544	—
Contract liabilities, long-term	1,160	—
Warrants liability - related party	359	926
Other liabilities	20	17
Total long-term liabilities	103,280	106,811
Total liabilities	137,079	136,728

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.0001 par value, 200,000,000 shares authorized, 53,980,608 and 53,786,632 shares outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid in capital	452,093	448,969
Accumulated deficit	(462,318)	(416,527)
Total shareholders' equity (deficit)	(10,220)	32,447
Total liabilities and shareholders’ equity (deficit)	$126,859	$169,175
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
For the three months ended March 31, 2022 and 2021

	March 31, 2022	March 31, 2021
Revenue
Total revenue	$3,298	$164

Costs and expenses
Cost of goods sold	35,585	100
Research and development expenses	4,963	5,053
Selling, general and administrative expenses	14,279	8,802
Loss on pre-existing agreement	—	7,852
Grant expense, net	173	8
Total costs and expenses	55,000	21,815

Operating loss	(51,702)	(21,651)

Other income (expense)
Interest expense, net	(338)	(21)
Interest expense - related party	(2,174)	—
Change in fair value, embedded derivative - related party	7,695	—
Change in fair value, warrants liability - related party	567	(224)
Income from equity in unconsolidated joint venture	—	440
Other income	119	—
Loss before income taxes	$(45,833)	$(21,456)
Income tax benefit	42	—
Net loss	$(45,791)	$(21,456)

Basic and diluted loss per share attributable to common shareholders
Basic	$(0.85)	$(0.42)
Diluted	$(0.85)	$(0.42)

Weighted average shares of common stock
Basic	53,961,553	51,126,863
Diluted	53,961,553	51,126,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except share and per share amounts)
For the three months ended March 31, 2022 and 2021

	Common Stock		Additional	Contingently	Accumulated	Total
	Shares	Amount	Paid in capital	Issuable Common Stock	Deficit
Balance, December 31, 2020	48,943,082	$5	$395,491	$17,600	$(292,311)	$120,785
Stock-based compensation	—	—	2,478	—	—	2,478
Release of Block B Sponsor Earnout Shares from restriction	859,000	—	—	—	—	—
Issuance of Contingently Issuable Common Stock	1,999,185	—	17,600	(17,600)	—	—
Net loss	—	—	—	—	(21,456)	(21,456)
Balance, March 31, 2021	51,801,267	$5	$415,569	$—	$(313,767)	$101,807

Balance, December 31, 2021	53,786,632	$5	$448,969	$—	$(416,527)	$32,447
Stock-based compensation	—	—	3,943	—	—	3,943
Exercise of warrants	600	—	7	—	—	7
Release of restricted stock units	305,651	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(112,275)	—	(826)	—	—	(826)
Net loss	—	—	—	—	(45,791)	(45,791)
Balance, March 31, 2022	53,980,608	$5	$452,093	$—	$(462,318)	$(10,220)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
For the three months ended March 31, 2022 and 2021

	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net loss	$(45,791)	$(21,456)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,943	2,478
Depreciation and amortization	995	485
Non-cash lease expense	192	159
Income from equity in unconsolidated joint venture	—	(440)
Accreted interest on convertible note payable - related party	543	—
Amortization of debt issuance cost	87	—
Change in fair value, embedded derivative - related party	(7,695)	—
Change in fair value, warrants liability - related party	(567)	224
Changes in operating assets and liabilities:
Prepaid expenses	102	261
Inventory	2,684	122
Accounts receivable	(768)	(184)
Vendor deposits	(2,258)	(466)
Security deposits	11	20
Accounts payable	(1,172)	789
Accrued expenses	5,126	54
Accounts payable and accrued expenses - related parties	(1,200)	8,719
Provision for firm purchase commitments	—	(1,585)
Operating lease liabilities	(179)	(148)
Contract liabilities	2,074	750
Interest payable - related party	1,544	—
Note payable	167	—
Other	(570)	515
Net cash used in operating activities	(42,732)	(9,703)

Cash flows from investing activities
Investment in notes receivable	—	(2,870)
Investment in joint venture	—	(4,000)
Purchases of property, plant and equipment	(5,132)	(4,490)
Net cash used in investing activities	(5,132)	(11,360)

Cash flows from financing activities
Principal payments on finance (capital) lease obligations	(4)	(3)
Proceeds from exercise of public warrants	7	—
Repurchase of shares from employees for income tax withholding purposes	(826)	—
Repayment of other financing	—	(70)
Repayment of equipment financing facility	(389)	—
Net cash used in financing activities	(1,212)	(73)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
For the three months ended March 31, 2022 and 2021

	March 31, 2022	March 31, 2021
Net decrease in cash, cash equivalents and restricted cash	(49,076)	(21,136)
Cash, cash equivalents and restricted cash, beginning of the period	105,692	121,853
Cash, cash equivalents and restricted cash, end of the period	$56,616	$100,717

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$878	$—
Right-of-use operating lease assets in exchange for lease liabilities	$2,112	$3,662

Supplemental disclosures
Cash paid for interest	$224	$51

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	March 31, 2022	March 31, 2021

Cash and cash equivalents	$55,361	$100,717
Restricted cash	1,255	—
Total cash, cash equivalents and restricted cash	$56,616	$100,717
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Eos Energy Enterprises, Inc. (the “Company” or "Eos") designs, develops, manufactures, and sells innovative energy storage solutions for utility-scale microgrid, and commercial & industrial (“C&I”) applications. Eos has developed a broad range of intellectual property with multiple patents ranging from the unique battery chemistry, mechanical product design, energy block configuration and software operating system (battery management system). The Battery Management System (“BMS”) software uses proprietary Eos-developed algorithms and includes ambient and battery temperature sensors, as well as voltage and current sensors for the strings and the system. Eos focuses on developing and selling safe, reliable, long-lasting low-cost turn-key alternating current (“AC”) integrated systems using Eos’s direct current (“DC”) Battery System. The Company has a manufacturing facility in Turtle Creek, Pennsylvania to produce DC energy blocks with an integrated BMS. The Company’s primary markets focus on integrating battery storage solutions with (1) renewable energy systems that are connected to the utility power grid (2) renewable energy systems that are not connected to the utility power grid (3) renewable energy systems utilized to relieve congestion and (4) storage systems to assist C&I customers in reducing their peak energy usage or participating in the utilities ancillary and demand response markets. The Company’s major market is North America with opportunistic growth opportunities in Europe, Africa, and Asia.
Unless the context otherwise requires, the use of the terms “Eos” “the Company”, “we,” “us,” and “our” in these notes to the unaudited condensed consolidated financial statements refers to Eos Energy Enterprises, Inc. and its consolidated subsidiaries.
Liquidity and Going Concern
The Company remains in the process of product commercialization and full-scale manufacturing development and, as such, has had limited revenue generating activities to date Accordingly, the Company has incurred significant recurring losses and net operating cash outflows from operations since inception. Operating expenses consist primarily of costs related to the Company’s sales of its products, research and development costs and recurring general and administrative expenses. Management and the Company’s Board of Directors anticipate the Company will eventually reach a scale of profitability through the sale of battery storage systems and other complementary products and services, and therefore the Company believes the current stage of the Company’s lifecycle justifies continued intensive investment in the development and launch of products. Accordingly, the Company expects to continue to incur significant losses and net operating cash outflows from operations for the foreseeable future and to continue to require additional capital to fund the Company’s operations and obligations as they become due, including funding necessary to continue to scale up the Company’s operations to allow for the delivery of order backlog, to secure additional order opportunities for its battery storage systems, and to continue to invest in research and development.
As of March 31, 2022, Eos had total assets of $126,859, which includes total cash and cash equivalents of $55,361, total liabilities of $137,079, which includes the total amounts owed on the Company’s outstanding convertible notes payable of $77,083 (see Note 14), notes payable of $18,862 (see Note 15) and long-term debt of $5,982 (see Note 16) and a total accumulated deficit of $(462,318), which is primarily attributable to the significant recurring losses the Company has accumulated since inception. The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches a scale of profitability through its planned revenue generating activities. However, as of the date the accompanying financial statements were issued, management concluded that the Company did not have sufficient capital on hand to support its current cost structure for one year after the date the accompanying financial statements were issued. Based on our current projections, the Company will need to secure additional capital, increase revenues or defer or reduce cash expenditures in the second quarter of 2022 to continue our operations.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1.Nature of Operations and Summary of Significant Accounting Policies (cont.)
The Company believes these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital, on acceptable terms or at all, the Company may have to significantly delay, scale back or ultimately discontinue the development or commercialization of its product and/or consider a sale or other strategic transaction. The Company continues to pursue various funding options to raise additional capital to support its operations. As previously reported, the Company has moved through Part I of the application under the U.S. Department of Energy’s Loan Guarantee Solicitation for Applications for Renewable Energy Projects and Efficient Energy Projects (the “DOE Loan Program”), and currently anticipates submitting an application under Part II of the loan program in the second quarter of 2022. In addition, in April, the Company entered into a $200,000 common stock standby equity purchase agreement (the “SEPA”) with an affiliate of Yorkville Advisors (“Yorkville”). The SEPA gives Eos the right, but not the obligation, to sell up to $200,000 of common equity to an affiliate of Yorkville at times of Eos’ choosing during the two-year term of the agreement. The SEPA provides for shares to be issued to the investor at a discounted price of 97.0% of the 3-day volume-weighted average price following notification to the investor that the Company wishes to draw upon the facility (each, an “advance”). Furthermore, the SEPA allows for pre-advance loans in the aggregate principal amount not to exceed $50,000 per loan, pursuant to a promissory note subject to the mutual consent of the parties. Pre-advance loans must be repaid with the proceeds from sales of equity to Yorkville, to the extent outstanding at the time of an advance, or otherwise in cash. The Company’s rights to sell stock to the affiliate of Yorkville are subject to certain limitations, including that Yorkville may not purchase any shares that would result in it owning (1) more than 9.99% of the Company’s outstanding common stock at the time of an advance or (2) 19.99% of the Company’s outstanding common stock as of April 28, 2022 (the “Exchange Cap”), provided that the Exchange Cap does not apply to any sales of common stock under the SEPA that equal or exceed $2.15 per share. There can be no assurance that the Company will successfully complete Part II of the DOE Loan Program or that the Company will be able to utilize the SEPA to its full $200,000 capacity, or otherwise be able to obtain new funding from other sources on terms acceptable to us, on a timely basis, or at all.
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

Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of the Company and its 100% owned direct and indirect subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These interim results are not necessarily indicative of results for the full year.
Reclassification of Prior Year Presentation

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1.Nature of Operations and Summary of Significant Accounting Policies (cont.)
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Recently Adopted Accounting Pronouncements
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
Recent Accounting Pronouncements
As of March 31, 2022, we implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board ("FASB") that were in effect. There were no new standards or updates adopted during the three months ended March 31, 2022 that had a material impact on our condensed consolidated financial statements.

2. Acquisition
As previously reported, on April 8, 2021, the Company entered into a unit purchase agreement (the “Purchase Agreement”) with Holtec Power, Inc. (“Holtec”), in accordance with the terms and conditions of which the Company purchased from Holtec the remaining 51% interest in HI-POWER, LLC (“Hi-Power”) that was not already owned by the Company. Hi-Power was incorporated as a joint venture between the Company and Holtec in 2019 (refer to Note 7). In connection with the transaction, the Company also entered into a transition services agreement and a sublease with Holtec. The transaction closed on April 9, 2021 (“Acquisition Date”). Following the consummation of the transactions set forth in the Purchase Agreement (the “Transactions”), Hi-Power became a 100% indirect, wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated.
The Purchase Agreement provided that the Company pay an aggregate purchase price of $25,000 for 51% interest in Hi-Power, pursuant to the following schedule: $5,000 on each of May 31, 2021, May 31, 2022, May 31, 2023, May 31, 2024, and May 31, 2025, evidenced by a secured promissory note secured by the assets of the Company. The Purchase Agreement also required that the Company pay to Holtec, on the closing of the Transactions, an amount in cash equal to $10,283. Payments to Holtec under this Purchase Agreement totaled $35,283. The fair value of these payments was $33,474 at the Acquisition Date and included $32,750 allocated to the termination of a pre-existing agreement with Holtec and $724 allocated to the acquisition.
The obligations and rights of both parties under the pre-existing Joint Venture Agreement were terminated at the time of acquisition and $32,750 of the fair value of the consideration transferred was allocated to the termination of such agreement, which resulted in a loss on the pre-existing agreement of $— and $7,852 for the three months ended March 31, 2022 and 2021, respectively. The Company had paid $10,283 on the date of closing and $5,000 on May 31, 2021. The present value of the remaining obligation was recorded as debt, which as of March 31, 2022 includes a current portion of $4,970 and a long-term portion of $13,892.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Acquisition (cont.)
Prior to the acquisition of the remaining 51% ownership interest in Hi-Power, the Company accounted for its initial 49% ownership interest in Hi-Power as an unconsolidated joint venture under the equity method of accounting (refer to Note 7). In connection with the acquisition of the remaining 51% ownership interest in Hi-Power, our condensed consolidated financial statements now include all of the accounts of Hi-Power, and all intercompany balances and transactions have been eliminated in consolidation. The results of operations of Hi-Power have been included in the Company’s condensed consolidated financial statements since the date of acquisition.
The consideration transferred for our now 100% ownership interest in connection with this acquisition, net of intercompany balances between the Company and Hi-Power, totaled $418, of which $205 represents the fair value of our previously held 49% ownership interest in Hi-Power. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we remeasured our previously held 49% ownership interest in Hi-Power at its acquisition date fair value. As of the acquisition date, a loss of $7,480 was recognized in earnings for the remeasurement of our previously held 49% ownership interest.
The following table summarizes the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the Acquisition Date. There were no material changes to the purchase price allocation during the three months ended March 31, 2022.

Amount
Inventory	$2,666
Vendor deposits	818
Property, plant and equipment, net	74
Goodwill	4,331
Accounts payable and accrued expenses	(3,634)
Provision for firm purchase commitments	(3,890)
Net assets acquired, net of cash and cash equivalents of $53 [1]	$365
The Company expects the goodwill recognized as part of the acquisition will be deductible for U.S. income tax purposes. The Company also incurred insignificant non-consideration acquisition expenses including legal and accounting services related to the acquisition, which are recorded in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.
3. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning, and extended warranty services. Product revenues, which were recognized at a point in time, were $3,293 and $164 for the three months ended March 31, 2022 and 2021, respectively and service revenues, which were recognized over time, were $5 and $— for the three months ended March 31, 2022 and 2021, respectively.
For the three months ended March 31, 2022, we had three customers who accounted for 43.6%, 31.5% and 15.1% of the total revenue. For the three months ended March 31, 2021, we had one customer who accounted for 100% of the total revenue.
Contract assets and Contract liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers. Contract assets are included in other current assets and contract liabilities are included separately on the condensed consolidated balance sheets.
1 Net assets acquired exclude the intercompany balance between Eos and Hi-Power and cash acquired.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Revenue Recognition (cont.)

	March 31, 2022	December 31, 2021
Contract assets	$938	$1,369
Contract liabilities	$2,923	$849
The Company recognizes contract assets for certain contracts in which revenue recognition performance obligations have been satisfied however, invoicing to the customer has not yet occurred. Contract liabilities primarily relate to advance consideration received from customers in advance of the Company’s satisfying performance obligations under contractual arrangements. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
Contract assets decreased by $431 during the three months ended March 31, 2022 due to reclassifications to accounts receivable from billings on existing contracts. Contract liabilities increased by $2,074 during the three months ended March 31, 2022, reflecting $2,170 in customer billings, which were not recognized as revenue during the period, offset by the recognition of $96 of revenue during the three months ended March 31, 2022 that was included in the contract liability balance at the beginning of the period.
Contract liabilities increased by $750 during the three months ended March 31, 2021 due to the timing of customer invoices in relation to the timing of revenue recognized. The Company recognized $— of revenue during the three months ended March 31, 2021 that was included in the contract liability balance at the beginning of the period.
Contract liabilities of $1,763 as of March 31, 2022 are expected to be recognized within the next twelve months. $1,160 of long-term contract liabilities are expected to be recognized as revenue during 2023.
4. Inventory
The following table provides information about inventory balances:

	March 31, 2022	December 31, 2021
Raw materials	$9,833	$11,898
Work-in-process	227	43
Finished goods	232	1,035
Total Inventory, net	$10,292	$12,976
5. Property, Plant and Equipment, net
As of March 31, 2022 and December 31, 2021, property, plant and equipment, net consisted of the following:

	2022	2021	Useful lives
Equipment	$14,691	$13,489	3	—	10 years
Finance lease	226	226	5 years
Furniture	1,152	808	5	—	10 years
Leasehold Improvements	3,153	2,933	Lesser of useful life/remaining lease
Tooling	3,211	3,053	2	—	3 years
Total	22,433	20,509
Less: Accumulated Depreciation	(7,913)	(7,619)
Total Property, Plant and Equipment, net	$14,520	$12,890

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
5. Property, Plant and Equipment, net (cont.)
Depreciation and amortization expense related to property, plant and equipment was $985 and $475 for the three months ended March 31, 2022 and 2021, respectively.
6. Intangible Assets
Intangible assets consist of various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. For the three months ended March 31, 2022 and 2021, the Company recorded amortization expenses of $10 for each period related to patents.
Estimated future amortization expense of intangible assets as of March 31, 2022 are as follows:

Remainder of 2022	$30
2023	40
2024	40
2025	40
2026	40
Thereafter	80
Total	$270
7. Investment in unconsolidated joint venture
In August 2019, the Company entered into an agreement with Holtec Power, Inc. (“Holtec”) to form the unconsolidated joint venture HI-POWER LLC (“Hi-Power” or “JV”). The JV was formed in order to manufacture the products for all of the Company’s projects in North America. Accordingly, the Company had purchased battery storage systems and spare parts from the JV. The facility is located in Turtle Creek, Pennsylvania. The Company’s financial commitment to the JV upon inception was $4,100 in the form of a combination of cash and special purpose manufacturing equipment. Eos’s initial ownership interest was 49%. On April 9, 2021, the Company acquired the remaining 51% ownership interest and Hi-Power became a wholly-owned subsidiary thereafter. Refer to Note 2 for the acquisition details.
For the three months ended March 31, 2022 and 2021, contributions made to the JV were $— and $4,000, respectively. The investment income recognized from the unconsolidated joint venture under the equity method of accounting was $— and $440 for the three months ended March 31, 2022 and 2021, respectively.
8. Notes receivable, net and Variable interest entities (“VIEs”) consideration
Notes receivable consist primarily of amounts due to us related to the financing we offered to customers. We report notes receivable at the principal balance outstanding less an allowance for losses. We monitor the financial condition of the notes receivable and record provisions for estimated losses when we believe it is probable that the holders of the notes receivable will be unable to make their required payments. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance.
The Company had notes receivable of $3,619 and $3,650 outstanding as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company recorded an allowance for expected credit loss from the notes receivable of $7 and $6, respectively.
The customers to whom we offer financing through notes receivables are VIEs. However, the Company is not the primary beneficiary, because we do not have power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. The VIEs are not consolidated into the Company’s financial statements but rather disclosed in the notes to our financial statements under ASC 810, Consolidation. The maximum loss exposure is limited to the carrying value of notes receivable as of the balances sheet dates.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. Commitments and Contingencies
Lease Commitments
The Company has lease commitments under lease agreements. Refer to Note 19 for discussion.
Firm Purchase Commitments
To ensure adequate and timely supply of raw material for production, the Company, from time to time, enters into non-cancellable purchase contracts with vendors. As of March 31, 2022, the Company had open purchase commitments of $1,724 under these contracts.
Legal proceedings
As of March 31, 2022, the Company remains under a previously-reported investigation by the U.S. Department of Justice (“DOJ”) for underpayment of certain custom duties from the past years for the imports of supplies from international vendors. As of the date of this report, no complaint has been filed against the Company. The Company accrued $900 for the probable loss included in accrued expenses on the condensed consolidated balance sheets as of March 31, 2022. However, at this time, it is difficult to predict the final outcome or resolution of any claims.
In April 2022, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting information regarding a variety of matters, including negotiations and agreements with customers and the Company’s disclosures to investors. The Company is fully cooperating with the investigation, which is at an early stage, and is endeavoring to address all inquiries raised by the SEC staff as expeditiously as possible.
10. Grant Expense, Net
The Company was approved for two grants by the California Energy Commission (CEC) totaling approximately $7,000. In accordance with the grant agreements, we are responsible for conducting studies to demonstrate the benefits of certain energy-saving technologies to utility companies and consumers in the State of California and are entitled to receive portions of the grants based upon expenses incurred by the Company.
For the three months ended March 31, 2022 and 2021, the Company recorded grant expense, net of $173 and $8, respectively, which comprised of grant income of $26 and $329 and grant costs of $199 and $337. For the three months ended of March 31, 2022 and 2021, Eos has received no payments from the CEC.
As of March 31, 2022 and December 31, 2021, the Company had grant receivable in the amounts of $1,046 and $1,020, respectively. The expenses incurred by the Company related to the performance of studies in accordance with the respective grant agreements are offset, against the grants revenue received or receivable from the CEC for which the grant is intended to compensate the Company.
11. Income Taxes
For the three months ended March 31, 2022 and 2021, the reported income tax benefit was $42 and $—, respectively, and differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes due to non-taxable gains, foreign operations, and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Income Taxes (cont.)
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at March 31, 2022 and December 31, 2021 due to cumulative losses. Therefore, the Company has a valuation allowance against its net deferred tax assets.
As of March 31, 2022 and December 31, 2021, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is not currently under examination by any taxing jurisdiction, and none of the uncertain tax positions are expected to reverse within the next 12 months.
The Company files income tax returns in U.S. federal and various state jurisdictions, as well as Italy and India. The open tax years for federal returns is 2018 and forward, and open tax years for state returns is generally 2017 and forward. In addition, net operating losses generated in closed years and utilized in open years are subject to adjustment by the tax authorities.
12. Related Party Transactions
Convertible Note Payable
In July 2021, the Company issued $100,000 aggregate principal amount of convertible notes to Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc (the “2021 Convertible Note” or the “Notes”). In connection with the 2021 Convertible Note, the Company paid $3,000 to B. Riley Securities, Inc., a related party, who acted as a placement agent. This transaction was reviewed and approved as a related party transaction. As of December 31, 2021, interest expense of $2,900 from the 2021 Convertible Note was recorded as convertible notes - related party on the condensed consolidated balance sheets.
For the three months ended March 31, 2022 and 2021, interest expense of $2,174 and $— was recorded for the 2021 Convertible Note. The change in fair value of the embedded derivative of $7,695 was recorded for the three months ended March 31, 2022 on the condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, interest payable of $1,544 and $— was recorded as interest payable - related party on the condensed consolidated balance sheets. Refer to Note 14 for more information.
Loss on pre-existing agreement
For the three months ended March 31, 2022 and 2021, $— and $7,852 was charged to loss on pre-existing agreement in connection with the acquisition of Hi-Power, respectively. Refer to Note 2 for the acquisition details.
Disgorgement of short swing profits
For the three months ended March 31, 2021, the Company received $432 from its then affiliated company B. Riley Securities, Inc resulting from disgorgement of short swing profits under Section 16 (b) of the Exchange Act. This amount was recognized as an increase to Additional Paid in Capital as a capital contribution from stockholder when it was earned.
Warrants liability
The Company has private warrants issued to an affiliated company owned by B. Riley Financial, Inc. as of March 31, 2022 and December 31, 2021. Refer to Note 17 for details.
Settlement Agreement

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Related Party Transactions (cont.)
As disclosed at the time of the Merger Agreement, prior to the execution and delivery of the Merger Agreement, certain unitholders of EES (“Hellman Parties”) asserted claims (“Threatened Claims”) against another director and affiliated investors, including AltEnergy Storage VI, LLC (the "Securityholder Representative"), questioning the dilutive effect of certain historical security issuances on the former EES common unitholders.
Under the Merger Agreement, the Securityholder Representative had the obligation to defend against the Threatened Claims, and the Company had the obligation to advance or cause to be advanced to the Securityholder Representative up to $5,000 of defense costs, subject to a deductible of $2,000 (the "Deductible"), in connection with the investigation, defense, or settlement of any Threatened Claims. The Deductible was to be borne by the Company, and any additional amounts advanced were reimbursable by the former unitholders of EES.
On December 1, 2021, a Settlement Agreement was entered into between Hellman Parties and the Securityholder Representative pursuant to which, 300,000 Eos Shares (“Settlement Shares”) were to be transferred to the Hellman parties from the EES unitholders at the time of merger.
On December 28, 2021, the independent members of the Company’s Board of Directors approved a contribution of $1,200 towards the Settlement based on their determination that, among other reasons, this contribution (i) would ensure that the Company would not have to spend the entire $2,000 Deductible towards the costs of defense if the litigation were to continue, (ii) would avoid the distraction, uncertainty, and overhang of litigation relating to the Mergers, (iii) would benefit the Company’s future relationships with its long-term investors, and (iv) would generate future goodwill with such investors during an important growth stage of the Company. Because the Company’s contribution benefited certain Eos shareholders at the time of the Merger Agreement, including AltEnergy LLC and B. Riley Financial Inc, this transaction was reviewed and approved as a related party transaction. On December 29, 2021, an amendment to the Settlement Agreement was entered into, pursuant to which, $1,200 of the value represented by the Settlement Shares was to be paid in cash, representing the equivalent of 140,023 of the Settlement Shares.
The Company accrued $1,200 in accounts payable and accrued expenses - related party on December 31, 2021, which has been paid on January 4, 2022. The remaining 159,977 in Settlement Shares were transferred to the Hellman Parties from the former EES unitholders, on a pro rata basis, on December 29, 2021.

13. Accrued Expenses
As of March 31, 2022 and December 31, 2021, accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Accrued payroll	$5,696	$3,069
Warranty reserve	3,240	2,112
Accrued legal and professional expenses	2,277	826
Other	1,585	1,667
Total	$12,798	$7,674
The following table summarizes warranty reserve activity for the three months ended March 31, 2022.

March 31, 2022
Warranty reserve - beginning of period	$2,112
Additions for current year deliveries	673
Changes in the estimate of warranty reserve	955
Warranty costs incurred	(500)
Warranty reserve - end of period	$3,240

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Convertible Note Payable - Related party
As previously reported, on July 6, 2021, the Company entered into an investment agreement (the “Investment Agreement”) with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries providing for the issuance and sale to Koch Industries of convertible notes in the aggregate principal amount of $100,000 (“2021 Convertible Note”). The transactions contemplated by the Investment Agreement closed on July 7, 2021 (the “Issue Date”). The Maturity Date of the 2021 Convertible Note is June 30, 2026, subject to earlier conversion, redemption, or repurchase.
The Company estimated the fair value of the embedded conversion feature using a binomial lattice model at the inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy. Refer to Note 20 for definition of the fair value hierarchy. The assumptions used to determine the fair value of the embedded conversion feature as of December 31, 2021 and March 31, 2022 and are as follows:

	March 31, 2022	December 31, 2021
Term	4.25 years	4.5 years
Dividend yield	—%	—%
Risk-free interest rate	2.4%	1.2%
Volatility	65.0%	60.0%
Effective debt yield	20.5%	19.0%

As of March 31, 2022 and December 31, 2021, the fair value of the embedded conversion feature was $4,664 and $12,359, respectively. The Company recognized a gain of $7,695 attributable to the change in fair value of the embedded conversion feature for the three months ended March 31, 2022.
The following table summarizes interest expense recognized for the three months ended March 31, 2022:

March 31, 2022
Contractual interest expense	$1,544
Amortization of debt discount	543
Amortization of debt issuance costs	87
Total	$2,174

The 2021 Convertible Note as of March 31, 2022 and December 31, 2021 was comprised of the following:

	March 31, 2022	December 31, 2021
Principal	$102,900	$102,900
Unamortized debt discount	(27,778)	(28,321)
Unamortized debt issuance costs	(2,703)	(2,790)
Embedded conversion feature	4,664	12,359
Aggregate carrying value	$77,083	$84,148
As of the date of this report, the Company intends to repay the contractual interest due on June 30, 2022 and December 30, 2022 in-kind and the remaining interest in cash. Therefore, as of March 31, 2022 and December 31, 2021, interest payable attributable to the 2021 Convertible Note of $1,544 and $— was recorded as interest payable -

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Convertible Note Payable - Related party (cont.)
related party as a long term liability on the condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021, interest expense of $2,174 and $— was recorded for the 2021 Convertible Note.
15. Note Payable
In connection with the Hi-Power acquisition (Refer to Note 2), the Company agreed to pay an aggregate purchase price of $25,000. $5,000 of the $25,000 purchase price was paid in May 2021. The fair value of the note payable was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which were Level 2 inputs. Refer to Note 20 for definition of the fair value hierarchy. Based on the analysis performed, the carrying value of the remaining payments of the note payable was recorded as debt, which includes a current portion of $4,970 and a long-term portion of $13,892 as of March 31, 2022.
16. Long-term Debt
Long-term debt consists of the outstanding balances from the previously-reported $25,000 equipment financing facility with Trinity Capital Inc. ("Trinity"). As of March 31, 2022, the Company had drawn $7,000 from the equipment financing facility with an effective interest rate of 14.3%.
As of March 31, 2022 and December 31, 2021, total long-term debt was $5,982 and $6,371, with $1,703 and $1,644 of the principal recorded as a current liability on the condensed consolidated balance sheets, respectively. For the three months ended March 31, 2022, the Company recognized $219 as interest expense attributable to the equipment financing agreement. As of March 31, 2022, the unused commitment from the equipment financing facility was $18,000.
17. Warrants liability - Related Party
The Private Placement Warrants issued to the Sponsor of BMRG in its initial public offering on May 22, 2020 became exercisable on May 22, 2021. The Private Placement Warrants are classified as Level 2 financial instruments in the fair value hierarchy. Refer to Note 20 for definition of the fair value hierarchy. They are valued on the basis of the quoted price of the Public Warrants, adjusted for insignificant difference between the Public Warrants and Private Placement Warrants. 325,000 Private Placement Warrants were outstanding with a fair value of $359 and $926 as of March 31, 2022 and December 31, 2021, respectively. The change in fair value for the three months ended March 31, 2022 and 2021 amounted to $567 and $(224), respectively, which has been recognized in Change in fair value, warrants liability - related party in the Company’s condensed consolidated statements of operations.
18. Stock-Based Compensation
Stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	For the three months ended
	March 31, 2022	March 31, 2021
Stock options	$911	$1,524
Restricted stock units	3,032	954
Total	$3,943	$2,478
The stock compensation expense has been recorded in cost of goods sold, research and development expenses, and selling, general and administrative expenses in the condensed consolidated statements of operations.
The following table summarizes stock option activity for the three months ended March 31, 2022:

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

18. Stock-Based Compensation (cont.)

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2021	2,023,460	$9.51	6.3
Cancelled/Forfeited	(51,369)	$10.28
Options Outstanding at March 31, 2022	1,972,091	$9.49	5.8
Options Exercisable at March 31, 2022	1,179,834	$9.97	6.1
A summary of restricted stock units (RSU) activity during the three months ended March 31, 2022 is as follows:

	Units	Weighted-Average Grant-Data Fair Value
RSU Outstanding at December 31, 2021	2,194,756	$16.36
Granted	1,149,280	$4.14
Cancelled/Forfeited	(226,400)	$11.65
Vested	(305,651)	$20.35
RSU Outstanding at March 31, 2022	2,811,985	$11.31
In 2022, the Company reserved an additional 537,866 shares for the Amended and Restated 2020 Incentive Plan. As of March 31, 2022 and December 31, 2021, 1,949,261 and 2,282,906 shares remain for future issuance, respectively. Options vest generally over three to five years and have a term of five to ten years. RSUs generally vest over three to four years. During the three months ended March 31, 2022, the Company only granted RSUs with service conditions. Stock compensation is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For awards with performance conditions, compensation expense is recognized using an accelerated attribution method over the vesting period. The performance conditions primarily relate to achievement of sales targets. As of March 31, 2022, within the total options outstanding, there were 28,818 performance-based stock options, all of which are expected to vest in the next four years.
Unrecognized stock compensation expenses amounted to $28,662 and included $26,152 attributable to RSUs and $2,510 attributable to stock options. The weighted average vesting period for the stock options and RSUs was 1.3 years and 2.2 years as of March 31, 2022, respectively.
No options were granted for the three months ended March 31, 2022. The weighted average assumptions used to determine the fair value of options granted in the three months ended March 31, 2021 were as follows:

2021
Volatility	57.43%
Risk free interest rate	1.11%
Expected life (years)	6.25
Dividend yield	0%
The RSUs issued were valued at the stock prices of the Company on the date of grant.
The weighted average grant date fair value of all options granted was $9.49 per option for the three months ended March 31, 2021.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Leases
On January 1, 2021, the Company adopted ASU 2016-02, Leases (“Topic 842”), and the related amendments (collectively “ASC 842”). The Company elected the modified retrospective approach, under which results and disclosures for periods before January 1, 2021 were not adjusted for the new standard and the cumulative effect of the change in accounting, is recognized through accumulated deficit at the date of adoption.
Lessee
The Company leases machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. Lease assets and lease liabilities as of March 31, 2022 and December 31, 2021 were as follows:

Leases	Classification on Balance Sheet	March 31, 2022	December 31, 2021
Assets
ROU - operating lease assets	Operating lease right-of-use asset, net	$4,989	$3,468
Finance lease assets	Property, plant and equipment, net	21	28
Total lease assets		$5,010	$3,496

	Classification on Balance Sheet	March 31, 2022	December 31, 2021
Liabilities
Current
Operating lease liability	Operating lease liability, current portion	$899	$1,084
Finance lease liability	Other current liabilities	6	8
Non-Current
Operating lease liability	Operating lease liability, long-term	4,943	3,224
Finance lease liability	Other liabilities	15	17
Total lease liabilities		$5,863	$4,333
Operating lease costs for the three months ended March 31, 2022 and 2021 were $192 and $159, respectively. As of March 31, 2022, the weighted average remaining term (in years) for the operating lease was 4.55 years and the weighted average discount rate was 9.8%. The weighted average remaining term (in years) for the finance lease was 3.70 years and the weighted average discount rate was 13.7%.
Future maturity of lease liability are as follows:

	Operating lease	Financing lease	Total
Remainder of 2022	$1,022	$7	$1,029
2023	1,543	8	1,551
2024	1,623	8	1,631
2025	1,707	8	1,715
2026	1,336	1	1,337
Later years	—	—	—
Total minimum lease payments	$7,231	$32	$7,263
Less amounts representing interest	1,389	11	1,400
Present value of minimum lease payments	$5,842	$21	$5,863

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

19. Leases (cont.)
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
For the three months ended March 31, 2022 and 2021, the Company recognized revenue of $1,038 and $— from the sales-type lease, respectively. Net sales-type lease receivables of $1,302 and $347, net of unearned finance income are recorded under other assets on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

20. Fair Value Measurement
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, Private Placement Warrants, accounts receivable, notes receivable, contract assets, accounts payable, note payable, convertible note payable — related party, contract liabilities and long-term debt.
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
Accounting standards require financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and the exercise of this judgment may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, contract assets, contract liabilities and accounts payable are considered to be representative of their fair value due to the short maturity of these instruments.
The table below summarizes the fair values of certain liabilities that are included within our accompanying condensed consolidated balance sheets, and their designations among the three fair value measurement categories:

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Private Placement Warrants	$—	$359	$—	$—	$926	$—
Embedded derivative liability within the 2021 Convertible Note	$—	$—	$4,664	$—	$—	$12,359

The following table presents a roll-forward of the activity of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021
Balance at beginning of the period	$12,359	$—
Change in fair value included in earnings	(7,695)	—
Balance at end of the period	$4,664	$—

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

20. Fair Value Measurement (cont.)
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets was as follows:

	Level in fair value hierarchy	March 31, 2022		December 31, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	3	$3,619	$2,519	$3,650	$2,805
Note payable	3	$18,862	$14,973	$18,695	$14,607
Equipment financing facility	3	$5,982	$5,500	$6,371	$5,951
2021 Convertible Note without embedded derivative liability	3	$72,419	$61,036	$71,789	$61,866

21. Shareholders’ Equity (Deficit)
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 200,000,000 shares of common stock with $0.0001 par value. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 53,980,608 and 53,786,632 shares of common stock issued and outstanding.

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
On January 22, 2021, the Triggering Event for the issuance of the Earnout Shares occurred as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period during the Earnout Period. Accordingly, 1,999,185 Earnout Shares were issued to the unitholders of EES.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
21. Shareholders’ Equity (Deficit) (cont.)
On January 22, 2021, as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period, the Block B Sponsor Earnout Shares were released from restriction.
Treasury Stock
For the three months ended March 31, 2022 and 2021, the Company recorded treasury stock of $826 and $— for shares withheld from an employee to cover the payroll tax liability of RSUs vested. The treasury stock was immediately retired.
Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company's common stock in the public offering and the private placement on May 22, 2020. Each warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. For the three months ended March 31, 2022 and 2021, 600 and — Public Warrants were exercised, respectively. At March 31, 2022 and December 31, 2021, there were 7,001,654 and 7,002,254 Public Warrants outstanding.
Earnings (loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. As we incurred a net loss for the three months ended March 31, 2022 and 2021, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible redeemable notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three months ended March 31, 2022 and 2021. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	For the three months ended March 31,
	2022	2021
Stock options and restricted stock units	4,784,076	3,336,539
Warrants	7,326,654	9,075,000
Convertible Notes (if converted)	5,144,074	—
22. Subsequent Events
As previously reported, on April 7, 2022, as permitted by the Investment Agreement and to facilitate transferability, the Company reissued the 2021 Convertible Notes in an aggregate principal amount of $102,900, including $2,900 principal amount of the Notes representing interest previously paid in kind, pursuant to an indenture with Wilmington Trust, National Association, as trustee (the “ Indenture”), dated as of April 7, 2022. The terms of the notes remain the same as the 2021 Convertible Notes under the Investment Agreement. Effective May 1, 2022, as permitted under the Investment Agreement, Spring Creek Capital, LLC transferred its rights and obligations under the Investment Agreement to an affiliate.
In April 2022, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting information regarding a variety of matters, including negotiations and agreements with customers and the Company’s disclosures to investors. The Company is fully cooperating with the investigation, which is at an early stage, and is endeavoring to address all inquiries raised by the SEC staff as expeditiously as possible.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
22. Subsequent Events (cont.)

On April 28, 2022, the Company entered into the SEPA with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $200,000 of shares of its common stock at the Company’s request at any time during the commitment period, which commenced on April 28, 2022 and will end on the earlier of (i) May 1, 2024, or (ii) the date on which Yorkville shall have made payment of advances requested by the Company totaling up to the commitment amount of $200,000. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of common stock with an aggregate value of up to $20,000. The SEPA provides for shares to be sold to Yorkville at 97.0% of the Market Price (as defined below) and further provides that Yorkville cannot purchase any shares that would result in it owning more than 9.99% of the Company’s outstanding common stock at the time of an Advance (the "Ownership Limitation") or 19.99% of the Company's outstanding common stock as of the date of the SEPA (the "Exchange Cap"). The Exchange Cap will not apply under certain circumstances, including to any sales of common stock under the SEPA that equal or exceed the Minimum Price (which is $2.15 per share, as determined in accordance with Nasdaq Listing Rule 5635(d)). “Market Price” is defined in the SEPA as the average of the VWAPs (as defined below) during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance notice to Yorkville. “VWAP” is defined in the SEPA to mean, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the Nasdaq Capital Market as reported by Bloomberg L.P. during regular trading hours.
In addition, subject to Yorkville’s consent, the Company may request one or more pre-advance loans in amounts not to exceed $50,000 (each, a “Pre-Advance Loan”) from Yorkville. Pursuant to the terms and conditions set forth in the SEPA and the accompanying promissory note. Pre-Advance Loans must be repaid with the proceeds from sales of equity to Yorkville, to the extent outstanding at the time of an advance, or otherwise in cash.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three months ended March 31, 2022 and 2021 and our Annual Report on Form 10-K for the year ended December 31, 2021, including the financial statements and notes thereto.
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
Readers of this report are cautioned that any forward-looking statements, including those regarding our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. See also the “Risk Factors” disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional discussion of the risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report. We are not obligated to update such forward-looking statements to reflect subsequent events or circumstances.
Business Overview
The Company was originally incorporated in Delaware on June 3, 2019 as a special purpose acquisition company under the name B. Riley Principal Merger Corp. II., in order to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses. Upon the closing of the business combination on November 16, 2020, the Company changed its name to “Eos Energy Enterprises, Inc.” The Company began trading under the ticker NASDAQ: EOSE on November 16, 2020.
On April 9, 2021, the Company acquired from Holtec the 51% interest in Hi-Power that was not already owned by the Company. Following the consummation of the transaction, Hi-Power became a 100% indirect, wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated.
Eos Energy Enterprises, Inc. (the “Company” or “Eos”) designs, develops, manufactures, and sells innovative energy storage solutions for utility-scale microgrid, and commercial & industrial (“C&I”) applications. Eos has developed a broad range of intellectual property with multiple patents ranging from the unique battery chemistry, mechanical product design, energy block configuration and a software operating system (battery management system). The Battery Management System (“BMS”) software uses proprietary Eos-developed algorithms and includes ambient and battery temperature sensors, as well as voltage and current sensors for the strings and the system. Eos focuses on developing and selling safe, reliable, long-lasting low-cost turn-key alternating current (“AC”) integrated systems using Eos’s direct current (“DC”) Battery System. The Company has a manufacturing facility in Turtle Creek, Pennsylvania to produce DC energy blocks with an integrated BMS. The Company’s primary markets focus on integrating battery storage solutions with (1) renewable energy systems that are connected to the utility power grid (2) renewable energy systems that are not connected to the utility power grid (3) storage systems utilized to relieve congestion and (4) storage systems to assist C&I customers in reducing their peak energy usage or participating in the utilities ancillary and demand response markets. The Company’s major market is North America with opportunistic growth opportunities in Europe, Africa, and Asia.
Strategy
The Company offers an innovative Znyth™ aqueous zinc battery storage system designed to provide the operating flexibility to manage increased grid complexity deriving from an overall increase in renewable energy generation and a congested grid coming from an increase in electricity demand growth. Our battery storage system is safe, scalable, efficient, sustainable and manufactured in the U.S and is the core of our innovative systems that today provide utilities and commercial and industrial customers with a proven, reliable energy storage alternative for 3- to 12-hour discharge applications. Our innovative spirit extends to our manufacturing strategy, which includes proprietary equipment and processes that allow us to scale quickly and with a lower capital intensity than other technologies. We believe our technology will continue to reduce cost and improve the operating efficiency and competitiveness of our DC battery storage systems.

Our growth strategy contemplates increasing sales of a commercial battery system through our direct sales team and sales channel partners. We anticipate our customers to include utilities, project developers, independent power producers and commercial and industrial companies.
In addition to our battery storage systems, we offer: (a) battery management system, a remote asset monitoring service to track the performance and health of our storage system and to proactively identify future system performance issues; (b) project management services to ensure the process of implementing our battery storage system is managed in conjunction with the overall project plans; (c) commissioning services that ensure the customer’s installation of the battery storage system meets the performance expected by the customer, and (d) operations and maintenance plans to maintain peak operating performance of our storage systems.
Significant Factors Affecting Operating Results
Commercialization
We achieved third-party product safety certification from Underwriter Laboratories (UL) for the Eos Gen 2.3 Battery System in August 2021. Eos products now meet international UL standards for battery storage systems.
We continue to ramp up to full-scale production of our battery storage system and enhance our factory testing protocols to assure that our battery storage systems will operate at expected levels. While we expect the performance of our battery storage systems to improve as we increase our production volume, we also expect some supply chain disruptions as our suppliers ramp up their manufacturing capacity, which may affect the timing of deliveries to our customers.
Some of our customers may experience project delays in connection with permitting procedures and establishing grid connections. These delays have impacted, and may, from time to time, continue to impact the timing of our deliveries and, therefore, our results of operations.
We continue to invest in production quality and manufacturing yield as we continue to scale our manufacturing capabilities to meet current backlog demand. We expect overall cost reductions, as well as improved and consistent quality to be driven by (1) training and experience in aligning our engineering and manufacturing processes; (2) improvement in downtime and equipment maintenance; and (3) finalization of our optimal material sourcing strategy.
Market Trends and Competition
We expect the global energy storage market to grow given the current geopolitical and economic environment. Based on recent industry studies, the global energy storage market will grow at a 30% compound annual growth rate by 2030. Simply stated, the world needs more power. We believe the world wants to generate that power with sustainable sources, but this objective creates imbalances in our existing energy grid. Managing and mitigating those imbalances will require multiple energy storage technologies to provide safe and reliable power. Until now, most energy storage systems have been in short durations, meaning they have reliably provided power for less than four hours. We believe the future will require longer duration (6-12 hour) battery energy storage systems that provide the flexibility to match intermittency and congestion. We believe the storage opportunity is large (the projected Total Addressable Market = 115 GWh), and the numbers are big (every 1% share = $250M). All signs point to energy storage growing along with utility solar and wind as they come to scale. Over the last decade, solar and wind have become the fastest growing new power generation technologies, and in the process, they have also reduced their costs by 89% and 70%, respectively. The Zynth™ battery is composed of five earth-abundant, readily available raw materials with mature supply chains that allow us to drive cost down as we scale.
Li-ion currently has 95% or more market share for the stationary storage battery industry. We believe we are the first commercially available battery system that is not premised on Li-ion chemistry. We anticipate our battery storage system using Znyth™ technology will gradually take some market share of the stationary storage market. This considers its unique operating characteristics, including a 100% discharge capability, flattened degradation curve and a 3- to 12-hour duration, as well as other characteristics related to safety and the cost of operating and maintaining our battery storage system. Our ability to successfully deploy our battery storage system technology and gain market share in the energy storage market will be important to the growth of our business.
Regulatory Landscape
In North America, geographic distribution of energy storage deployment has been driven by regulatory policy with both federal and state level programs contributing to stable revenue streams for energy storage.

Economic Impacts
We are currently operating in a period of global economic and geopolitical uncertainty, which has been significantly exacerbated by the ongoing military conflict between Ukraine and Russia. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cybersecurity incidents as well as supply chain disruptions. Additionally, various of Russia’s actions have led to sanctions and other penalties being levied by the U.S., the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas. We are continuing to monitor the situation in Ukraine, including its global effects, and assessing its potential impact on our business, including the timing of our sales as certain customers purchase safety stock for their own supply chains. Although our business has not been materially impacted by the ongoing military conflict in Ukraine as of the date of this filing, it is impossible to predict the extent to which our operations, or those of our customers or suppliers, will be impacted, or the ways in which the conflict may impact our business, cash flows or results of operations.
The U.S. economy is experiencing broad and rapid inflation as well as supply issues in materials, service and labor due to economic policy, the pandemic and, more recently, the war in Ukraine. These impacts are likely to persist through 2022 and beyond. We cannot predict the impact on the Company’s customers or our manufacturing costs.
The novel coronavirus (“COVID-19”) outbreak has adversely affected the Company's workforce and operations, as well as the operations of its customers, distributors, suppliers and contractors. The Company has remained focused on maintaining protective measures to ensure the safety, health and welfare of our workforce and supply chain partners and delivering on commitments to our customers. The Covid-19 pandemic may impact our financial condition and results of operations in the future, which will ultimately depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers, and supply chain partners, and the impact on the overall economy. Please see the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.
Company Highlights
•In February 2022, we announced the expansion of our manufacturing facility to more than triple capacity to 800 MWh and meet production demand for its Znyth™ aqueous zinc batteries. The facility is located in Turtle Creek, PA outside of Pittsburgh, the state-of-the-art facility, known as Keystone Commons. The planned expansion of this facility will provide the Company with more than 46,000 square feet of additional space and the ability to create more than 125 jobs. The expansion is expected to be completed by December 2022.
•In February 2022, the Company announced that it had advanced through Part I of the U.S. Department of Energy’s (“DOE”) Renewable Energy and Efficient Energy Loan Program. To be invited to submit a Part II loan application, the Company had to demonstrate to the DOE that Eos’s Znyth™ battery employs innovative technology and avoids or reduces greenhouse gas emissions. The Company has since proceeded to Part II of the application process to support, among other things, the previously announced expansion to triple the annualized capacity of its Turtle Creek domestic manufacturing facility to 800MWh by the end of 2022.
•In March 2022, the Company entered into a master supply agreement with Bridgelink Commodities, LLC (“Bridgelink”) for storage projects across Texas. Bridgelink has committed to purchase 240 MWh of energy storage capacity provided by Eos’s Znyth™ zinc-based technology, accompanied by an option to purchase long-term maintenance support, with an additional option to expand to a total of 500 MWh over a term of 3 years, representing a total order value of up to $150 million.
•In April 2022, we announced that the Company had entered into a $200 million common stock standby equity purchase agreement (the “SEPA”) with an affiliate of Yorkville Advisors. The SEPA gives the Company the right, but not the obligation, to sell up to $200 million of common equity to an affiliate of Yorkville during the two-year term of the agreement.

Results of Operations
Comparison of three months ended March 31, 2022 and 2021
The following table sets forth our operating results for the periods indicated:

	Three Months Ended March 31		$	%
($ in thousands)	2022	2021	Change	Change
Revenue	$3,298	$164	$3,134	1,911
Cost and expenses:
Cost of goods sold	35,585	100	35,485	35,485
Research and development	4,963	5,053	(90)	(2)
Selling, general and administrative expenses	14,279	8,802	5,477	62
Loss on pre-existing agreement	—	7,852	(7,852)	(100)
Grant expense (income), net	173	8	165	2,063
Operating loss	(51,702)	(21,651)	(30,051)	139
Other income (expense)
Interest expense, net	(338)	(21)	(317)	1,510
Interest expense - related party	(2,174)	—	(2,174)	NM
Change in fair value, embedded derivative - related party	7,695	—	7,695	NM
Change in fair value, warrant liability - related party	567	(224)	791	(353)
Income from equity in unconsolidated joint venture	—	440	(440)	(100)
Other income	119	—	119	NM
Loss before income taxes	$(45,833)	$(21,456)	$(24,377)	114
Income tax benefit	42	—	42	NM
Net loss	$(45,791)	$(21,456)	$(24,335)	113
The Company’s results of operations for the three months ended March 31, 2022, reflect the continued ramp-up of production and delivery of our battery storage systems. Although we expect revenues to grow throughout 2022, we also continue to expect to generate operating losses for the foreseeable future. A summary of our operating results for the three months ended March 31, 2022 is as follows:
Revenue
The Company generates revenues from delivery of our battery storage systems and service-related solutions. We expect revenues to increase as we scale our production to meet customer demand.
Revenue increased by $3.1 million, or 1,911% from $0.2 million for the three months ended March 31, 2021 to $3.3 million for the three months ended March 31, 2022. The increase related primarily to sales of our battery storage systems for specific customer applications.
Cost of goods sold
Cost of goods sold increased by $35.5 million, or 35,485% from $0.1 million for the three months ended March 31, 2021 to $35.6 million for the three months ended March 31, 2022. The Company began shipping battery systems to customers in 2021. As a result, we have yet to achieve our optimal operational scale, however, we are beginning to experience improvement in manufacturing yield and increase throughput, and lower raw material costs. We believe we have not yet reached the cost entitlement of our manufacturing processes or system design and, as a result we are incurring higher manufacturing costs. We have seen significantly reduced scrap rates along with production output as we continue to ramp our production. We expect our overall gross margin percentage to improve as we increase volume in our factory, further refine our manufacturing processes, continue to optimize our supply chain, increase our sales, and spread our overhead costs over larger production volumes.

Research and development expenses
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation on equipment and facilities used in our research and development process, and amortization of intangible assets. We expect our research and development costs to increase for the foreseeable future as we continue to invest in research and development activities that are necessary to develop our future technologies. We are investing to optimize how we manufacture and operate our battery storage system in the field, using a chemistry that has been proven over the last decade. In addition, we continue to invest in a next generation product whose test results to date are showing increased performance at an overall lower system cost than our current product configuration.
Research and development costs decreased by $0.1 million or 2% from $5.1 million for the three months ended March 31, 2021 to $5.0 million for the three months ended March 31, 2022. Materials and supplies decreased by $1.9 million, mainly from reduced battery testing expenses. This decrease was partially offset by a $1.2 million increase of employee and stock-compensation costs, a $0.5 million increase in outside professional services and a $0.1 million increase in facility costs.
Selling, general and administrative expenses
Selling, general and administrative expenses consist mainly of personnel-related expenses including corporate, executive, finance, and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, and expenses for facilities, depreciation, amortization, travel, and marketing costs. We expect selling, general and administrative expenses to increase for the foreseeable future as we implement an infrastructure that supports the growth of our business.
Selling, general and administrative expenses increased by $5.5 million or 62% from $8.8 million for the three months ended March 31, 2021 to $14.3 million for the three months ended March 31, 2022, including an increase of payroll and stock-compensation costs of $2.8 million as we continue to expand our expertise and hire new employees in various disciplines. In addition, selling, general and administrative expenses increased relating to the following: $0.3 million of dues and fees and $2.1 million in legal, recruiting and other outside professional services. Facility costs increased by $0.2 million also due to the expansion of operation and increase of headcount.
Loss on pre-existing agreement
The company incurred a loss on pre-existing agreement of $7.9 million for the three months ended March 31, 2021 from the JV agreement with Holtec.
Grant expense (income), net
Grant expense (income), net includes our expenses net of reimbursement related to grants provided primarily by the California Energy Commission (“CEC”).
Grant expense (income), net increased by $0.2 million or 2,063% from $— million for the three months ended March 31, 2021 to $0.2 million for the three months ended March 31, 2022. The increase results from higher grant costs incurred for the three months ended March 31, 2022 and the level of research and development activity related to our grants from the California Energy Commission.
Interest expense, net and interest expense - related party
Interest expense, net increased by $0.3 million or 1,510% from $— for the three months ended March 31, 2021 to $0.3 million for the three months ended March 31, 2022. This increase is a result of interest accretion on the note payable, which was issued in April 2021 in relation to the Hi-Power acquisition.
Interest expense - related party of $2.2 million for the three months ended March 31, 2022 is related to the 2021 Convertible Note issued to Koch Industries in July 2021, which includes interest accrued as well as the amortization of debt issuance cost and discount.
Change in fair value, embedded derivative - related party
The 2021 Convertible Note issued in July 2021 contains a conversion feature which is precluded from being considered indexed to the Company’s stock. Therefore, the conversion feature is accounted for as an embedded derivative and remeasured at its fair value at each balance sheet date. The change in its fair value is recognized in the condensed consolidated statements of operations during the period of change. The change in fair value of $7.7 million for the three months ended March 31, 2022 reflects the change in fair value of the embedded derivative feature largely as a result of the decrease in the Company’s stock price.

Change in fair value, warrants liability - related party
The $0.8 million, or 353% change, from $(0.2) million for the three months ended March 31, 2021 to $0.6 million for the three months ended March 31, 2022, reflects the change in fair value of the Private Placement Warrants classified as liability.
Income from equity in unconsolidated joint venture
The income from equity in unconsolidated joint venture is attributable to the results of our joint venture Hi-Power before the acquisition. Hi-Power became a wholly-owned subsidiary on April 9, 2021 and its operational results are consolidated within the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022.
Income tax benefit
An income tax benefit of $0.04 million was recorded for the three months ended March 31, 2022 in relation to the pre-tax loss from the Company’s international subsidiaries.
Liquidity and Capital Resources
The Company remains in the process of product commercialization and full-scale manufacturing development and, as such, has had limited revenue generating activities to date. Accordingly, the Company has incurred significant recurring losses, and net operating cash outflows from operations since inception. Operating expenses consist primarily of costs related to the Company’s sales of its products, research and development costs, and recurring general and administrative expenses. Management and the Company’s Board of Directors anticipate the Company will eventually reach a scale of profitability through the sale of battery storage systems and other complementary products and services, and therefore, the Company believes the current stage of the Company’s lifecycle justifies continued intensive investment in the development and launch of products. Accordingly, the Company expects to continue to incur significant losses and net operating cash outflows from operations for the foreseeable future and to continue to require additional capital to fund the Company’s operations and obligations as they become due, including funding necessary to continue to scale up the Company’s operations to allow for the delivery of order backlog, to secure additional order opportunities for its battery storage systems, and to continue to invest in research and development.
The Company continues to pursue various funding options to raise additional capital to support its operations. As previously reported, the Company has moved through Part I of the application under the U.S. Department of Energy’s Loan Guarantee Solicitation for Applications for Renewable Energy Projects and Efficient Energy Projects (the “DOE Loan Program”), and currently anticipates submitting an application under Part II of the loan program in the second quarter of 2022. In addition, in April, the Company entered into a $200 million common stock SEPA with an affiliate of Yorkville Advisors (“Yorkville”). The SEPA gives Eos the right, but not the obligation, to sell up to $200 million of common equity to an affiliate of Yorkville at times of Eos’ choosing during the two-year term of the agreement. The SEPA provides for shares to be issued to the investor at a discounted price of 97.0% of the 3-day volume-weighted average price following notification to the investor that the Company wishes to draw upon the facility (each, an “advance”). Furthermore, the SEPA allows for pre-advance loans in the aggregate principal amount not to exceed $50 million per loan, pursuant to a promissory note subject to the mutual consent of the parties. Pre-advance loans must be repaid with the proceeds from sales of equity to Yorkville, to the extent outstanding at the time of an advance, or otherwise in cash. The Company’s rights to sell stock to the affiliate of Yorkville are subject to certain limitations including that Yorkville may not purchase any shares that would result in it owning (1) more than 9.99 percent of the Company’s outstanding common stock at the time of an advance or, (2) 19.99 percent of the Company’s outstanding common stock as of April 28, 2022 (the “Exchange Cap”), provided that the Exchange Cap does not apply to any sales of common stock under the SEPA that equal or exceed $2.15 per share. There can be no assurance that the Company will successfully complete Part II of the DOE Loan Program or that the Company will be able to utilize the SEPA to its full $200 million capacity, or otherwise be able to obtain new funding from other sources on terms acceptable to us, on a timely basis, or at all.
The Company believes these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital, on acceptable terms or at all, the Company may have to significantly delay, scale back or ultimately discontinue the development or commercialization of its product and/or consider a sale or other strategic transaction.

As of March 31, 2022, Eos had total assets of $126,859, which includes total cash and cash equivalents of $55,361, total liabilities of $137,079, which includes the total amounts owed on the Company’s outstanding convertible notes payable of $77,083 (see Note 14 in the Notes to the condensed consolidated financial statements), notes payable of $18,862 (see Note 15 in the Notes to the condensed consolidated financial statements) and long-term debt of $5,982 (see Note 16 in the Notes to the condensed consolidated financial statements) and a total accumulated deficit of $(462,318), which is primarily attributable to the significant recurring losses the Company has accumulated since inception. The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches a scale of profitability through its planned revenue generating activities. However, as of the date the accompanying financial statements were issued, management concluded that the Company did not have sufficient capital on hand to support its current cost structure for one year after the date the accompanying financial statements were issued. Based on our current projections, the Company will need to secure additional capital, increase revenues or defer or reduce cash expenditures in the second quarter of 2022 to continue our operations.
As noted, since our inception, we have financed our operations primarily through funding received from the Private Placement of convertible notes and the issuance of common and preferred units. In November 2020, we received $142.3 million in connection with the consummation of the Merger and the Private Placement upon the Closing. In July 2021, we received $100.0 million in proceeds from the issuance of the 2021 Convertible Note to Koch Industries (see Note 14 in the Notes to our condensed consolidated financial statements). In September 2021, the Company entered into a $25.0 million Equipment Financing Agreement with Trinity (the “Equipment Financing Agreement”), the proceeds of which will be used to acquire certain equipment and other property, subject to Trinity's approval. As of March 31, 2022, the Company had drawn $7.0 million from the financing agreement.
We expect capital expenditures and working capital requirements to increase as we seek to execute on our growth strategy. We currently anticipate that total capital expenditures for fiscal 2022 will be approximately $25 million to $35 million which will be used primarily for additional equipment, automation, and implementation to increase our capacity and efficiency to meet our customer’s needs. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of existing equipment, our sales pipeline, our operating results, our ability to secure funding and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events.
The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Three months ended March 31,
($ in thousands)	2022	2021
Net cash used in operating activities	$(42,732)	$(9,703)
Net cash used in investing activities	$(5,132)	$(11,360)
Net cash provided by (used in) financing activities	$(1,212)	$(73)
Cash flows from operating activities:
Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development, manufacturing of our products, and other general and administrative activities. As we expand the commercial-grade production of our battery systems, we expect our expenses related to personnel, manufacturing, research and development and selling, general and administrative activities to increase.
Net cash used in operating activities was $42.7 million for the three months ended March 31, 2022 which was comprised of our net loss of $45.8 million, adjusted for non-cash charges, including stock-based compensation of $3.9 million, depreciation and amortization of $1.0 million, a change in fair value of embedded derivative of $7.7 million, and a change in fair value of warrants liability of $0.6 million. The net cash inflow from changes in operating assets and liabilities was $5.6 million, primarily driven by an increase in accounts payable and accrued expenses of $2.8 million, an increase in interest payable - related party of $1.5 million, a decrease in inventory of $2.7 million and increase in contract liabilities of $2.1 million, partially offset by an increase in accounts receivable of $0.8 million and an increase in vendor deposits of $2.3 million.

Net cash used in operating activities was $9.7 million for the three months ended March 31, 2021, which was comprised of our net loss of $21.5 million, adjusted for non-cash charges, including stock-based compensation of $2.5 million, depreciation and amortization of $0.5 million, and a change in fair value of warrants liability of $0.2 million. The net cash inflow from changes in operating assets and liabilities was $8.8 million, primarily driven by an increase in accounts payable of $9.6 million, partially offset by decrease in provision for firm purchase commitments of $1.6 million.
Cash flows from investing activities:
Our cash flows used in investing activities for the three months ended March 31, 2022 were comprised primarily of payment made for purchases of property, plant and equipment of $5.1 million.
Our cash flows used in investing activities for the three months ended March 31, 2021 were composed primarily of purchases of property, plant and equipment of $4.5 million, investment in joint venture of $4.0 million, and notes receivable advanced to customers of $2.9 million.
Cash flows from financing activities:
Net cash used in financing activities was $1.2 million for the three months ended March 31, 2022, primarily due to payment of equipment financing facility of $0.4 million and payment for share repurchase from employees for tax withholding purposes of $0.8 million.
Net cash used in financing activities was $0.1 million for the three months ended March 31, 2021, primarily due to repayment of vendor related financing of $0.1 million.
We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments at March 31, 2022. See Note 9, Note 14, Note 15, Note 16, and Note 19 for further information of these obligations and commitments.

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2021 Convertible Note, including interest (1)	$128,271	$—	$10,917	$117,354	$—
Note payable, including interest	20,000	5,000	10,000	5,000	—
Operating and capital lease	7,263	1,410	3,222	2,631	—
Firm purchase commitment	1,724	1,724	—	—	—
Equipment financing, including interest	7,429	2,453	4,906	70	—
Total	$164,687	$10,587	$29,045	$125,055	$—

(1) The methods of interest payments for the 2021 Convertible Note are based on the Company's current intentions, which are subject to change. As of the date of this Form 10-Q, the Company intends to repay the contractual interest due on June 30, 2022 and December 30, 2022 in-kind and the remaining interest in cash.

Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments, and estimates.
Our significant accounting policies are described in Note 1 in the Notes to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our most significant accounting policies, which reflect significant management estimates and judgment in determining amounts reported in our financial statements for the quarter ended March 31, 2022 were product warranty and fair value of the embedded conversion feature. There have been no material changes to our critical accounting estimates as compared to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk exposures for the three months ended March 31, 2022, as compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, and consistent with the evaluations previously reported in prior periods, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of material weaknesses resulting from our lack of a formalized internal control framework in accordance with COSO, inadequate segregation of duties in the financial reporting process, lack of review and approval of journal entries, and a lack of management review controls.
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
In light of these material weaknesses, we performed additional analyses, reconciliations, and other post-closing procedures to determine that our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management concluded that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
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
As disclosed in Note 9 of the Notes to our condensed consolidated financial statements, the Company remains under a previously-reported investigation by the U.S. Department of Justice (“DOJ”) for underpayment of certain custom duties from the past years for the imports of supplies from international vendors. As of the date of this report, no complaint has been filed against the Company. The Company is cooperating with the investigative demand. The Company accrued $0.9 million for the probable loss included in accrued expenses on the condensed consolidated balance sheets as of March 31, 2022. However, at this time, it is difficult to predict the final outcome or resolution of any claims.
As disclosed in Note 22 of the Notes to our condensed consolidated financial statements, in April 2022, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting information regarding a variety of matters, including negotiations and agreements with customers and the Company’s disclosures to investors. The Company is fully cooperating with the investigation, which is at an early stage, and is endeavoring to address all inquiries raised by the SEC staff as expeditiously as possible.
Item 1A. Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2021, as further supplemented by the following updated risk factor related to potential legal proceedings.

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
The Company currently remains under investigation by the U.S. Department of Justice (“DOJ”) for underpayment of certain custom duties from the past years for the imports of supplies from international vendors. As of the date of this report, no complaint has been filed against the Company. The Company is cooperating with the investigative demand. At this time, it is difficult to predict the final outcome or resolution of any claims.
In April 2022, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting information regarding a variety of matters, including negotiations and agreements with customers and the Company’s disclosures to investors. The Company is fully cooperating with the investigation, which is at an early stage, and is endeavoring to address all inquiries raised by the SEC staff as expeditiously as possible.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
4.1	Indenture, dated April 7, 2022, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2022)	Form 8-K	File No. 001-39291	10.1	April 13, 2022

10.1	Employment Letter, dated December 29, 2021 by and between the Company and John Tedone. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022)	Form 8-K	File No. 001-39291	10.1	February 14, 2022

10.2	Standby Equity Purchase Agreement, dated April 28, 2022, by and between Eos Energy Enterprises, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2022)	Form 8-K	File No. 001-39291	10.1	April 28, 2022

10.3*	Joinder to Investment Agreement, dated May 1, 2022 among Eos Energy Enterprises, Inc., Spring Creek Capital, LLC and Wood River Capital, LLC

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

EOS ENERGY ENTERPRISES, INC.

Date: May 9, 2022	By:	/s/ Joe Mastrangelo
	Name:	Joe Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Randall Gonzales
	Name:	Randall Gonzales
	Title:	Chief Financial Officer (Principal Financial Officer)