Form 10-Q
period 2022-06-30
Eos Energy Enterprises, Inc.
filed 2022-08-01
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The registrant had outstanding 59,650,960 shares of common stock as of July 27, 2022.

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2022 (Unaudited) and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 (Unaudited) and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 (Unaudited) and 2021 (Unaudited)	7
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1a.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
Signatures		47

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$16,273	$104,831
Restricted cash	1,255	861
Accounts receivable, net	2,596	1,916
Inventory, net	12,941	12,976
Vendor deposits	22,961	16,653
Notes receivable, net	115	103
Prepaid expenses	1,767	2,595
Other current assets	2,548	2,637
Total current assets	60,456	142,572
Property, plant and equipment, net	20,992	12,890
Intangible assets, net	260	280
Goodwill	4,331	4,331
Security deposits, net	1,226	1,239
Notes receivable, long-term, net	3,740	3,547
Operating lease right-of-use asset, net	4,772	3,468
Other assets, net	1,963	848
Total assets	$97,740	$169,175
LIABILITIES
Current liabilities:
Accounts payable	$29,088	$12,531
Accrued expenses	14,689	7,674
Accounts payable and accrued expenses - related parties	—	1,200
Operating lease liability, current portion	1,013	1,084
Note payable, current portion	4,839	4,926
Long-term debt, current portion	1,765	1,644
Convertible note payable, current portion - related party	7,333	—
Contract liabilities, current portion	879	849
Other current liabilities	13	9
Total current liabilities	59,619	29,917
Long-term liabilities:
Operating lease liability, long-term	4,705	3,224
Note payable, excluding current portion	9,177	13,769
Long-term debt, excluding current portion	3,816	4,727
Convertible notes payable - related party	77,205	84,148
Contract liabilities, long-term	876	—
Warrants liability - related party	89	926
Other liabilities	82	17
Total long-term liabilities	95,950	106,811
Total liabilities	155,569	136,728

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.0001 par value, 300,000,000 and 200,000,000 shares authorized, 58,519,739 and 53,786,632 shares outstanding at June 30, 2022 and December 31, 2021, respectively	6	5
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid in capital	461,165	448,969
Accumulated deficit	(519,005)	(416,527)
Accumulated other comprehensive income	5	—
Total shareholders' equity (deficit)	(57,829)	32,447
Total liabilities and shareholders' equity (deficit)	$97,740	$169,175
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
For the three and six months ended June 30, 2022 and 2021

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue
Total revenue	$5,895	$612	$9,193	$776
Costs and expenses
Cost of goods sold	36,866	12,364	72,443	12,453
Research and development expenses	5,464	3,647	10,427	8,700
Selling, general and administrative expenses	19,115	11,325	33,394	20,127
Loss on pre-existing agreement	—	22,516	—	30,368
Loss from write-down of property, plant and equipment	1,997	—	2,005	11
Grant (income) expense, net	(169)	(52)	4	(44)
Total costs and expenses	63,273	49,800	118,273	71,615
Operating loss	(57,378)	(49,188)	(109,080)	(70,839)
Other income (expense)
Interest expense, net	(284)	(154)	(622)	(175)
Interest expense - related party	(2,664)	—	(4,838)	—
Remeasurement of equity method investment	—	(7,480)	—	(7,480)
Change in fair value, embedded derivative - related party	3,978	—	11,673	—
Change in fair value, warrants liability - related party	270	585	837	361
Income from equity in unconsolidated joint venture	—	—	—	440
Sale of state tax attributes	—	2,194	—	2,194
Other income (expense)	(632)	—	(513)	—
Loss before income taxes	$(56,710)	$(54,043)	$(102,543)	$(75,499)
Income tax benefit	23	—	65	—
Net loss	$(56,687)	$(54,043)	$(102,478)	$(75,499)
Other comprehensive income
Foreign currency translation adjustment, net of tax	5	—	5	—
Comprehensive loss	$(56,682)	$(54,043)	$(102,473)	$(75,499)
Basic and diluted loss per share attributable to common shareholders
Basic	$(1.01)	$(1.04)	$(1.86)	$(1.46)
Diluted	$(1.01)	$(1.04)	$(1.86)	$(1.46)
Weighted average shares of common stock
Basic	56,021,185	51,792,365	54,991,475	51,630,088
Diluted	56,021,185	51,792,365	54,991,475	51,630,088
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except share and per share amounts)
For the three months ended June 30, 2022 and 2021

	Common Stock		Additional Paid in capital	Contingently Issuable Common Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at March 31, 2021	51,801,267	$5	$415,569	$—	$—	$(313,767)	$101,807
Stock-based compensation	—	—	3,195	—	—	—	3,195
Exercise of stock options	87,177	—	756	—	—	—	756
Exercise of warrants	1,465,414	—	16,852	—	—	—	16,852
Net loss	—	—	—	—	—	(54,043)	(54,043)
Balance at June 30, 2021	53,353,858	$5	$436,372	$—	$—	$(367,810)	$68,567

Balance at March 31, 2022	53,980,608	$5	$452,093	$—	$—	$(462,318)	$(10,220)
Stock-based compensation	—	—	3,434	—	—	—	3,434
Release of restricted stock units	121,956	—	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(15,881)	—	(26)	—	—	—	(26)
Issuance of common stock under SEPA	3,967,939	1	4,603	—	—	—	4,604
Commitment fee for SEPA settled by common stock	465,117	—	1,061	—	—	—	1,061
Foreign currency translation adjustment	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	(56,687)	(56,687)
Balance at June 30, 2022	58,519,739	$6	$461,165	$—	$5	$(519,005)	$(57,829)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except share and per share amounts)
For the six months ended June 30, 2022 and 2021

	Common Stock		Additional Paid in capital	Contingently Issuable Common Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	48,943,082	$5	$395,491	$17,600	$—	$(292,311)	$120,785
Stock-based compensation	—	—	5,673	—	—	—	5,673
Release of Block B Sponsor Earnout Shares from restriction	859,000	—	—	—	—	—	—
Issuance of Contingently Issuable Common Stock	1,999,185		17,600	(17,600)	—	—	—
Exercise of stock options	87,177	—	756	—	—	—	756
Exercise of warrants	1,465,414	—	16,852	—	—	—	16,852
Net loss	—	—	—	—	—	(75,499)	(75,499)
Balance at June 30, 2021	53,353,858	$5	$436,372	$—	$—	$(367,810)	$68,567

Balance at December 31, 2021	53,786,632	$5	$448,969	$—	$—	$(416,527)	$32,447
Stock-based compensation	—	—	7,377	—	—	—	7,377
Exercise of warrants	600	—	7	—	—	—	7
Release of restricted stock units	427,607	—	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(128,156)	—	(852)	—	—	—	(852)
Issuance of common stock under SEPA	3,967,939	1	4,603	—	—	—	4,604
Commitment fee for SEPA settled by common stock	465,117	—	1,061	—	—	—	1,061
Foreign currency translation adjustment	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	(102,478)	(102,478)
Balance at June 30, 2022	58,519,739	$6	$461,165	$—	$5	$(519,005)	$(57,829)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
For the six months ended June 30, 2022 and 2021

	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net loss	$(102,478)	$(75,499)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	7,377	5,673
Depreciation and amortization	2,266	1,097
Loss from write-down of property, plant and equipment	2,005	11
Non-cash lease expense	409	396
Income from equity in unconsolidated joint venture	—	(440)
Remeasurement of equity method investment	—	7,480
Accreted interest on convertible notes payable - related party	1,548	—
Amortization of debt issuance cost- related party	204	—
Commitment fee for SEPA agreement settled by common stock- related party	1,061	—
Change in fair value, embedded derivative - related party	(11,673)	—
Change in fair value, warrants liability - related party	(837)	(361)
Changes in operating assets and liabilities:
Prepaid expenses	827	761
Inventory	35	(1,554)
Accounts receivable	(686)	(170)
Vendor deposits	(5,268)	(3,221)
Security deposits	13	(15)
Accounts payable	14,734	2,380
Accrued expenses	7,020	1,540
Accounts payable and accrued expenses - related parties	(1,200)	(2,517)
Provision for firm purchase commitments	—	(3,445)
Operating lease liabilities	(303)	(374)
Contract liabilities	906	1,263
Note payable	(4,679)	18,365
Other customer receivable	—	—
Other	1,727	(257)
Net cash used in operating activities	(86,992)	(48,887)

Cash flows from investing activities
Investment in notes receivable	(261)	(4,083)
Business acquisition, net of cash acquired	—	(160)
Investment in joint venture	—	(4,000)
Purchases of property, plant and equipment	(11,497)	(7,541)
Net cash used in investing activities	(11,758)	(15,784)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
For the six months ended June 30, 2022 and 2021

	June 30, 2022	June 30, 2021
Cash flows from financing activities
Principal payments on finance (capital) lease obligations	(6)	(6)
Proceeds from exercise of stock options	—	756
Proceeds from exercise of public warrants	7	16,852
Proceeds from issuance of convertible notes - related party, net of issuance cost	7,225	—
Issuance of common stock under the SEPA	5,000	—
Repurchase of shares from employees for income tax withholding purposes	(852)	—
Repayment of other financing	—	(94)
Repayment of equipment financing facility	(790)	—
Net cash provided by financing activities	10,584	17,508
Effect of exchange rate changes on cash and cash equivalents	2	—

Net decrease in cash, cash equivalents and restricted cash	(88,164)	(47,163)
Cash, cash equivalents and restricted cash, beginning of the period	105,692	121,853
Cash, cash equivalents and restricted cash, end of the period	$17,528	$74,690

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$2,402	$—
Issuance of convertible notes for interest paid in kind	3,087	—
Fixed assets acquired with finance lease	70	—
Right-of-use operating lease assets in exchange for lease liabilities	$2,112	$4,351

Supplemental disclosures
Cash paid for interest	$434	$233
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed consolidated balance sheets.

	June 30, 2022	June 30, 2021

Cash and cash equivalents	$16,273	$74,690
Restricted cash	1,255	—
Total cash, cash equivalents and restricted cash	$17,528	$74,690
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Eos Energy Enterprises, Inc. (the “Company” or "Eos") designs, develops, manufactures, and sells innovative energy storage solutions for utility-scale microgrid, and commercial & industrial (“C&I”) applications. Eos has developed a broad range of intellectual property with multiple patents ranging from the unique battery chemistry, mechanical product design, energy block configuration and software operating system (Battery Management System). The Battery Management System (“BMS”) software uses proprietary Eos-developed algorithms and includes ambient and battery temperature sensors, as well as voltage and electrical current sensors for the strings and the system. Eos focuses on developing and selling safe, reliable, long-lasting and low-cost turn-key alternating current (“AC”) integrated systems using Eos’ direct current (“DC”) battery energy storage system. The Company has a manufacturing facility in Turtle Creek, Pennsylvania to produce DC energy blocks with an integrated BMS. The Company’s primary applications focus on integrating battery storage solutions with: (1) renewable energy systems that are connected to the utility power grid; (2) renewable energy systems that are not connected to the utility power grid; (3) energy systems utilized to relieve congestion; and (4) storage systems to assist C&I customers in reducing their peak energy usage or participating in the utilities ancillary and demand response markets. The Company’s major market is North America with opportunistic growth opportunities in Europe, Oceania, Africa, and Asia.
Unless the context otherwise requires, the use of the terms “Eos”, “the Company”, “we,” “us,” and “our” in these notes to the unaudited condensed consolidated financial statements refers to Eos Energy Enterprises, Inc. and its consolidated subsidiaries.
Liquidity and Going Concern
The Company continues to rapidly scale its operations, including deploying capital for capacity expansion to meet the current demand from customers. To date, the Company has had limited revenue generating activities. Accordingly, the Company has incurred significant recurring losses and net operating cash outflows from operations. Operating expenses consist primarily of costs related to the Company’s sales of its battery energy storage system and related services, research and development costs and recurring general and administrative expenses. Management and the Company’s Board of Directors expect the Company will eventually reach a scale of profitability through the sale of battery energy storage systems and other complementary products and services, and therefore, the Company believes the current stage of the Company’s lifecycle justifies continued intensive investment in the development and launch of products. Accordingly, the Company expects to continue to incur significant losses and net operating cash outflows from operations for the foreseeable future and to continue to require additional capital to fund the Company’s operations and obligations as they become due, including funding that is necessary to continue to scale up the Company’s operations to allow for the delivery of order backlog, to secure additional order opportunities for its battery storage systems, and to continue to invest in research and development.
As of June 30, 2022, the Company had total assets of $97,740, which includes total cash and cash equivalents of $16,273, total liabilities of $155,569, which includes the total amounts owed on the Company’s outstanding convertible notes payable of $84,538 (see Note 14), notes payable of $14,016 (see Note 15) and long-term debt of $5,581 (see Note 16) and a total accumulated deficit of $(519,005), which is primarily attributable to the significant recurring losses the Company has accumulated since inception. The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. However, as of the date the accompanying condensed consolidated financial statements were issued, management concluded that the Company did not have sufficient capital on hand to support its current cost structure for one year after the date the accompanying condensed consolidated financial statements were issued.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1.Nature of Operations and Summary of Significant Accounting Policies (cont.)
As previously disclosed, the Company continues its efforts to secure additional financing. In July 2022, the Company secured an $85,106 senior secured term loan credit agreement to fund the Company’s manufacturing capacity, repay an existing outstanding note, and for general corporate purposes. Based on the Company’s current financial projections, which are consistent with previous assessments, the Company will continue to seek additional capital to fund its operations or defer or reduce cash expenditures in the second half of 2022 to continue our operations.
The Company believes these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital, on acceptable terms, or at all, the Company may have to significantly delay, scale back or ultimately discontinue the development or commercialization of its product and/or consider a sale or other strategic transaction. The Company continues to pursue various funding options to raise additional capital to support its operations. As previously reported, the Company has moved through Part I of the application under the U.S. Department of Energy’s Loan Guarantee Solicitation for Applications for Renewable Energy Projects and Efficient Energy Projects (the “DOE Loan Program”), and submitted an application under Part II of the loan program in May 2022. In addition, on April 28, 2022, the Company entered into a $200,000 common stock standby equity purchase agreement (the “Original SEPA”) with an affiliate of Yorkville Advisors (“Yorkville”), which was subsequently amended on June 13, 2022 (the “Amendment” and, together with the Original SEPA, the “SEPA”) (see Note 12). There can be no assurance that the Company will successfully complete Part II of the DOE Loan Program or that the Company will be able to utilize the SEPA to its full $200,000 capacity, or otherwise be able to obtain new funding from other sources on terms acceptable to us, on a timely basis, or at all.
The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a going-concern, which contemplates we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its 100% owned, direct and indirect subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These interim results are not necessarily indicative of results for the full year.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Foreign Currency Translation

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1.Nature of Operations and Summary of Significant Accounting Policies (cont.)
We follow the provisions of ASC 830, Foreign Currency Matters. Our foreign subsidiaries use the local currency of their respective countries as their functional currency. The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date. The operating results of foreign operations are translated at weighted average exchange rates. The related translation gains or losses are reported as a separate component of shareholders’ equity (deficit) in accumulated other comprehensive loss. Gains and losses from foreign currency transactions, which were insignificant for the three and six months ended June 30, 2022 and 2021, are included as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
Recently Adopted Accounting Pronouncements
On January 1, 2021, the Company adopted ASU 2016-02, Leases (“Topic 842”), using the transition method introduced by ASU 2018-11, which does not require revisions to comparative periods. The adoption of the new standard resulted in the recording of lease assets and lease liabilities of $3,662 and $4,465, respectively, as of January 1, 2021. The difference between the lease assets and lease liabilities primarily relates to deferred rent recorded in accordance with the previous leasing guidance. The new standard did not materially impact our condensed consolidated statements of operations or statements of cash flows.
On January 1, 2021, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (“Topic 326”), and the subsequent amendments. The standard sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements
As of June 30, 2022, the Company implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the six months ended June 30, 2022 that had a material impact on our condensed consolidated financial statements.
2. Acquisition
As previously reported, on April 8, 2021, the Company entered into a unit purchase agreement (the “Purchase Agreement”) with Holtec Power, Inc. (“Holtec”), in accordance with the terms and conditions of which the Company purchased from Holtec the remaining 51% interest in HI-POWER, LLC (“Hi-Power”) that was not already owned by the Company. Hi-Power was incorporated as a joint venture between the Company and Holtec in 2019 (see Note 7). In connection with the transaction, the Company also entered into a transition services agreement and a sublease with Holtec. The transaction closed on April 9, 2021 (“Acquisition Date”). Following the consummation of the transactions set forth in the Purchase Agreement (the “Transactions”), Hi-Power became a 100% indirect, wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated.
The Purchase Agreement provided that the Company pay an aggregate purchase price of $25,000 for Holtec’s 51% interest in Hi-Power, pursuant to the following schedule: $5,000 on each of May 31, 2021, May 31, 2022, May 31, 2023, May 31, 2024, and May 31, 2025, evidenced by a secured promissory note secured by the assets of the Company. The Purchase Agreement also required that the Company pay to Holtec, on the closing of the Transactions, an amount in cash equal to $10,283. Payments to Holtec under this Purchase Agreement totaled $35,283. The fair value of these payments was $33,474 at the Acquisition Date and included $32,750 allocated to the termination of a pre-existing agreement with Holtec and $724 allocated to the acquisition.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Acquisition (cont.)
The obligations and rights of both parties under the pre-existing Joint Venture Agreement were terminated at the time of acquisition and $32,750 of the fair value of the consideration transferred was allocated to the termination of the agreement, which resulted in a loss on the pre-existing agreement of $22,516 and $30,368 for the three and six months ended June 30, 2021, respectively. The Company paid $10,283 on the date of closing and $5,000 on each of May 31, 2021 and May 31, 2022. The present value of the remaining obligation was recorded as debt, which includes a current portion of $4,839 and a long-term portion of $9,177 as of June 30, 2022.
Prior to the acquisition of the remaining 51% ownership interest in Hi-Power, the Company accounted for its initial 49% ownership interest in Hi-Power as an unconsolidated joint venture under the equity method of accounting (see Note 7). In connection with the acquisition of the remaining 51% ownership interest in Hi-Power, the Company’s condensed consolidated financial statements include all of the accounts of Hi-Power, and all intercompany balances and transactions have been eliminated in consolidation. The results of operations of Hi-Power have been included in the Company’s condensed consolidated financial statements since the date of acquisition.
The consideration transferred for the 100% ownership interest in connection with the acquisition, net of intercompany balances between the Company and Hi-Power, totaled $418, of which $205 represents the fair value of the Company’s previously held 49% ownership interest in Hi-Power. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, we remeasured the previously held 49% ownership interest in Hi-Power at its acquisition date fair value. As of the acquisition date, a loss of $7,480 was recognized in earnings for the remeasurement of the previously held 49% ownership interest.
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
3. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning, and extended warranty services. Product revenues, which are recognized at a point in time, and service revenues, which are recognized over time, are as follows:
1 Net assets acquired exclude the intercompany balance between Eos and Hi-Power and cash acquired.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Revenue Recognition (cont.)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Product revenue	$5,771	$599	$9,065	$763
Service revenue	124	13	128	13
Total	$5,895	$612	$9,193	$776
For contracts for which revenue is recognized over time, the Company performs reviews of the progress and execution of its performance obligations under these contracts periodically. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. Based upon these reviews, if at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. The Company recognized losses from contracts of $1,249 for the three and six months ended June 30, 2022, respectively. No loss was recognized for the three and six months ended June 30, 2021.
For the three months ended June 30, 2022, we had one customer who accounted for 89.6% of the total revenue and for the six months ended June 30, 2022, we had two customers who accounted for 73.1% and 12.7% of the total revenue, respectively.
For the three months ended June 30, 2021, we had one customer who accounted for 100% of the total revenue and for the six months ended June 30, 2021, we had two customers who accounted for 78.8% and 21.2% of the total revenue, respectively.
Contract assets and Contract liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers. Contract assets are included in other current assets and contract liabilities are included separately on the condensed consolidated balance sheets.

	June 30, 2022	December 31, 2021
Contract assets	$938	$1,369
Contract liabilities	$1,755	$849
The Company recognizes contract assets for certain contracts in which revenue recognition performance obligations have been satisfied, however, invoicing to the customer has not yet occurred. Contract liabilities primarily relate to advance consideration received from customers in advance of the Company’s satisfying performance obligations under contractual arrangements. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
Contract assets decreased by $431 during the six months ended June 30, 2022 due to reclassifications to accounts receivable from billings on existing contracts. Contract liabilities increased by $906 during the six months ended June 30, 2022, reflecting $1,159 in customer billings, which were not recognized as revenue during the period, offset by the recognition of $253 of revenue during the six months ended June 30, 2022 that was included in the contract liability balance at the beginning of the period.
Contract liabilities of $879 as of June 30, 2022 are expected to be recognized within the next twelve months. $876 of long-term contract liabilities are expected to be recognized as revenue over approximately the next two years.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

4. Inventory
The following table provides information about inventory balances:

	June 30, 2022	December 31, 2021
Raw materials	$12,429	$11,898
Work-in-process	167	43
Finished goods	345	1,035
Total Inventory, net	$12,941	$12,976
5. Property, Plant and Equipment, Net
As of June 30, 2022 and December 31, 2021, property, plant and equipment, net consisted of the following:

	2022	2021	Useful lives
Equipment	$20,071	$13,489	3	—	10 years
Finance lease	296	226	5 years
Furniture	1,396	808	5	—	10 years
Leasehold Improvements	4,114	2,933	Lesser of useful life/remaining lease
Tooling	3,385	3,053	2	—	3 years
Total	29,262	20,509
Less: Accumulated Depreciation	(8,270)	(7,619)
Total Property, Plant and Equipment, net	$20,992	$12,890
Depreciation and amortization expense related to property, plant and equipment was $1,261 and $602 for the three months ended June 30, 2022 and 2021, respectively, and $2,246 and $1,077 for the six months ended June 30, 2022 and 2021, respectively.
For the three and six months ended June 30, 2022, the Company recorded a loss from write-down of property, plant and equipment of $1,997 and $2,005, respectively. For the three and six months ended June 30, 2021, the loss from write-down of property, plant and equipment was $— and $11, respectively.
6. Intangible Assets
Intangible assets consist of various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. The company recorded amortization expense of $10 for each period for the three months ended June 30, 2022 and 2021, respectively, and $20 for each period for the six months ended June 30, 2022 and 2021 related to patents, respectively.
Estimated future amortization expense of intangible assets as of June 30, 2022 are as follows:

Remainder of 2022	$20
2023	40
2024	40
2025	40
2026	40
Thereafter	80
Total	$260

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
7. Investment in Unconsolidated Joint Venture
In August 2019, the Company entered into an agreement with Holtec to form the unconsolidated joint venture HI-POWER LLC (“Hi-Power” or “JV”). The JV was formed in order to manufacture the Company’s products for its projects in North America. Accordingly, the Company had purchased battery energy storage systems and spare parts from the JV. The facility is located in Turtle Creek, Pennsylvania. The Company’s financial commitment to the JV upon inception was $4,100 in the form of a combination of cash and special purpose manufacturing equipment. The Company’s initial ownership interest was 49%. On April 9, 2021, the Company acquired the remaining 51% ownership interest and Hi-Power became a wholly-owned subsidiary thereafter. Refer to Note 2 for the acquisition details.
For the three and six months ended June 30, 2021, contributions made to the JV were $— and $4,000, respectively. The investment income recognized from the unconsolidated joint venture under the equity method of accounting was $— and $440 for the three and six months ended June 30, 2021, respectively.
8. Notes Receivable, Net and Variable Interest Entities (“VIEs”) Consideration

Notes receivable consist primarily of amounts due to us related to the financing we offered to customers. We report notes receivable at the principal balance outstanding less an allowance for losses. The estimate of credit losses is based on historical trends, customers’ financial condition and current economic trends, all of which are subject to change. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance.
The Company had notes receivable of $3,855 and $3,650 outstanding as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company recorded an allowance for expected credit loss from the notes receivable of $7 and $6, respectively.
The customers to whom we offer financing through notes receivables are VIEs. However, the Company is not the primary beneficiary, because we do not have power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. The VIEs are not consolidated into the Company’s consolidated financial statements but rather disclosed in the notes to our consolidated financial statements under ASC 810, Consolidation. The maximum loss exposure is limited to the carrying value of notes receivable as of the balances sheet dates.
9. Commitments and Contingencies
Lease Commitments
The Company has lease commitments under lease agreements. Refer to Note 19 for discussion.
Firm Purchase Commitment
To ensure adequate and timely supply of raw material for production, the Company, from time to time, enters into non-cancellable purchase and service contracts with vendors. As of June 30, 2022, the Company had open inventory purchase commitments of $173 under these contracts.
Minimum Volume Commitment
In June 2022, the Company entered into a long-term supply agreement with a minimum volume commitment with a third party, which provides services to process certain raw materials. Any purchase order issued under this supply agreement will be non-cancellable. To the extent the Company fails to order the guaranteed minimum volume defined in the contract at the end of the term, the Company is required to pay the counterparty an amount equal to the shortfall, if any, multiplied by a fee. As of June 30, 2022, the Company had an open purchase commitment of $232 under this agreement. The Company believes that the probability of failing to meet the minimum volume commitment is remote and no shortfall penalty has been accrued for.
Legal Proceedings

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. Commitments and Contingencies (cont.)
On July 7, 2022, the Company entered into a settlement agreement with the U.S. Department of Justice (the “DOJ”) and Vincent Icolari (“Relator”) to resolve the previously disclosed investigation by the DOJ for underpayment of certain custom duties in past years in connection with imports of batteries and battery components manufactured abroad. The investigation resulted from a qui tam lawsuit (the “Civil Action”) filed by the Relator in December 2019 alleging violations of the False Claims Act.

Pursuant to the terms of the settlement agreement, the Company has agreed to pay a total of $1,017 to the United States Department of Justice and $70 to Relator’s counsel. Upon receipt of such payments, the DOJ and the Relator have agreed to release the Company from civil monetary and administrative claims under the False Claims Act and the Relator has agreed to release the Company from any claims related to the Civil Action. The Company had estimated the settlement amount and accrued it in the previously filed financial statement and the settlement amount and legal fees were included in accrued expenses on the condensed consolidated balance sheets as of June 30, 2022.
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
10. Grant Expense, Net
From time-to-time, the Company has entered into grant agreements with the California Energy Commission (“CEC”) for conducting studies to demonstrate the benefits of certain energy-saving technologies to utility companies and consumers in the State of California. Under such agreements, the Company is entitled to receive reimbursement of costs incurred by the Company covered by the grants.
For the three and six months ended June 30, 2022, grant (income) expense, net was $(169) and $4, respectively. For the three and six months ended June 30, 2021, grant (income) expense, net was $(52) and $(44), respectively.
For the three and six months ended of June 30, 2022 and 2021, Eos has received no payments from the CEC. As of June 30, 2022 and December 31, 2021, the Company had grant receivables in the amounts of $1,250 and $1,020 which were included in other current assets, and deferred grant income of $183 and $—, which was included in accrued expenses on the condensed consolidated balance sheets, respectively. The expenses incurred by the Company related to the performance of studies in accordance with the respective grant agreements are offset, against the grants revenue received or receivable from the CEC for which the grant is intended to compensate the Company.
11. Income Taxes
For the three and six months ended June 30, 2022, the reported income tax benefit was $23 and $65, respectively. No income tax benefit or expense was recorded for the three and six months ended June 30, 2021. The income tax benefit differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes due to non-taxable gains, foreign operations, and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.
The Company estimates and applies the annual effective tax rate to its ordinary earnings each interim period. Any significant unusual or infrequent items, if any, are not included in the estimation of the annual effective tax rate. Rather, these items and their related income tax expense (benefit) are separately stated in the interim period in which they occur. The quarterly estimate of the annual effective tax rate and related tax expense is subject to variation due to a multitude of factors. Factors may include, but are not limited to, the inability to accurately predict the Company’s pre-tax and taxable income and loss.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Income Taxes (cont.)
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at June 30, 2022 and December 31, 2021 due to cumulative losses. Therefore, the Company has a valuation allowance against its net deferred tax assets.
As of June 30, 2022 and December 31, 2021, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is not currently under examination by any taxing jurisdiction, and none of the uncertain tax positions are expected to reverse within the next 12 months.
The Company files income tax returns in U.S. federal and various state jurisdictions, as well as Italy and India. The open tax years for federal returns is 2018 and forward, and open tax years for state returns is generally 2017 and forward. In addition, net operating losses generated in closed years and utilized in open years are subject to adjustment by the tax authorities.
12. Related Party Transactions
2021 Convertible Notes Payable
In July 2021, the Company issued $100,000 aggregate principal amount of convertible notes to Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc. (the “2021 Convertible Notes”). In connection with the 2021 Convertible Notes, the Company paid $3,000 to B. Riley Securities, Inc., a related party, who acted as a placement agent. This transaction was reviewed and approved as a related party transaction.
For the three and six months ended June 30, 2022, interest expense of $2,558 and $4,731 was recorded for the 2021 Convertible Notes, respectively. The change in fair value of the embedded derivative of $3,978 and $11,673 was recorded for the three and six months ended June 30, 2022 on the condensed consolidated statements of operations, respectively. Refer to Note 14 for more information.
Loss on pre-existing agreement
For the three and six months ended June 30, 2021, $22,516 and $30,368 was charged to loss on pre-existing agreement in connection with the acquisition of Hi-Power, respectively. Refer to Note 2 for the acquisition details.
Disgorgement of short swing profits
For the six months ended June 30, 2021, the Company received $432 from its then affiliated company B. Riley Securities, Inc. resulting from disgorgement of short swing profits under Section 16 (b) of the Exchange Act. This amount was recognized as an increase to Additional Paid in Capital as a capital contribution from stockholder when it was earned.
Warrants liability
The Company has private warrants issued to an affiliated company owned by B. Riley Financial, Inc. as of June 30, 2022 and December 31, 2021. Refer to Note 17 for details.
Settlement Agreement
As disclosed at the time of the Merger Agreement, prior to the execution and delivery of the Merger Agreement, certain unitholders (“Hellman Parties”) of Eos Energy Storage LLC (“EES”), a subsidiary of the Company, asserted claims (“Threatened Claims”) against another director and affiliated investors, including AltEnergy Storage VI, LLC (the "Securityholder Representative"), questioning the dilutive effect of certain historical security issuances on the former EES common unitholders.

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
On December 28, 2021, the independent members of the Company’s Board of Directors approved a contribution of $1,200 towards the Settlement based on their determination that, among other reasons, this contribution (i) would ensure that the Company would not have to spend the entire $2,000 Deductible towards the costs of defense if the litigation were to continue, (ii) would avoid the distraction, uncertainty, and overhang of litigation relating to the Mergers, (iii) would benefit the Company’s future relationships with its long-term investors, and (iv) would generate future goodwill with such investors during an important growth stage of the Company. Because the Company’s contribution benefited certain Eos shareholders at the time of the Merger Agreement, including AltEnergy LLC and B. Riley Financial, Inc., this transaction was reviewed and approved as a related party transaction. On December 29, 2021, an amendment to the Settlement Agreement was entered into, pursuant to which, $1,200 of the value represented by the Settlement Shares was to be paid in cash, representing the equivalent of 140,023 of the Settlement Shares.
The Company accrued $1,200 in accounts payable and accrued expenses - related party on December 31, 2021, which has been paid on January 4, 2022. The remaining 159,977 in Settlement Shares were transferred to the Hellman Parties from the former EES unitholders, on a pro rata basis, on December 29, 2021.
Standby Equity Purchase Agreement (SEPA)
On April 28, 2022, the Company entered into the SEPA with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $200,000 of shares of its common stock at the Company’s request at any time during the commitment period, which commenced on April 28, 2022 and will end on the earlier of (i) May 1, 2024, or (ii) the date on which Yorkville shall have made payment of advances requested by the Company totaling up to the commitment amount of $200,000. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of common stock with an aggregate value of up to $20,000. The SEPA provides for shares to be sold to Yorkville at 97.0% of the Market Price (as defined below) and further provides that Yorkville cannot purchase any shares that would result in it owning more than 9.99% of the Company’s outstanding common stock at the time of an Advance (the "Ownership Limitation") or 19.99% of the Company's outstanding common stock as of the date of the SEPA (the "Exchange Cap"). The Exchange Cap will not apply under certain circumstances, including if the Company’s stockholders approve issuances in excess of the Exchange Cap. On June 28, 2022, shareholder approval was obtained to issue shares under the SEPA in excess of the Exchange Cap. “Market Price” is defined in the SEPA as the average of the VWAPs (as defined below) during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance notice to Yorkville. “VWAP” is defined in the SEPA to mean, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the Nasdaq Capital Market as reported by Bloomberg L.P. during regular trading hours.
In addition, subject to Yorkville’s consent, the Company may request one or more pre-advance loans in amounts not to exceed $50,000 (each, a “Pre-Advance Loan”) from Yorkville. Pursuant to the terms and conditions set forth in the SEPA and the accompanying promissory note, Pre-Advance Loans must be repaid with the proceeds from sales of equity to Yorkville, to the extent outstanding at the time of an Advance, or otherwise in cash. 465,117 shares were issued as consideration for its irrevocable commitment to purchase the Common Shares upon the terms and subject to the satisfaction of the conditions set forth in the SEPA.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Related Party Transactions (cont.)
As the Company has right, but not the obligation, to sell up to $200,000 of common stock to Yorkville, subject to certain limitations, at the time of our choosing during the term of the agreement, the Company determined that SEPA represents a derivative financial instrument under ASC 815, Derivatives and Hedging, which should be recorded at fair value at inception and each reporting date thereafter. The financial instrument was classified as a derivative asset with a fair value of zero at the inception of the SEPA and as of June 30, 2022. For the three and six months ended June 30, 2022, the Company has received cash of $5,000 from the issuance of 3,967,939 shares. Yorkville owned 4,433,056 shares of common stock or approximately 8% of the Company’s outstanding common stock after this issuance.
Supplemental Agreement to the SEPA and Promissory Note Issuance
On June 13, 2022, the Company issued and sold a convertible promissory note with an aggregate principal amount of $7,500 (the “Promissory Note” or “Yorkville Convertible Notes”) in a private placement to Yorkville under a supplemental agreement dated as of June 13, 2022 (the “Supplemental Agreement”) to the SEPA between the Company and Yorkville. The Supplemental Agreement gave Yorkville the right to deliver notices (each, an “Investor Notice”) requiring the Company to deliver an Advance notice under the SEPA for the issuance and sale of common stock for so long as there was an outstanding balance owed under the Promissory Note. The proceeds of any issuance of common stock pursuant to such Investor Notice will be used to repay amounts owed under the Promissory Note. For the three and six months ended June 30, 2022, interest expense of $108 was recorded for the Yorkville Convertible Notes. Refer to Note 14 for detail.

13. Accrued Expenses
As of June 30, 2022 and December 31, 2021, accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Accrued payroll	$4,602	$3,069
Warranty reserve	3,636	2,112
Accrued legal and professional expenses	3,595	826
Provision for contract losses	1,249	—
Other	1,607	1,667
Total	$14,689	$7,674
The following table summarizes warranty reserve activity:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Warranty reserve - beginning of period	$3,240	$66	$2,112	$—
Additions for current period deliveries	828	774	1,501	840
Changes in the estimate of warranty reserve	366	32	1,321	32
Warranty costs incurred	(798)	—	(1,298)	—
Warranty reserve - end of period	$3,636	$872	$3,636	$872

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Convertible Notes Payable - Related Party
Yorkville Convertible Note
On June 13, 2022, the Company issued and sold the Promissory Note with a stated principal amount of $7,500 in a private placement to Yorkville (“Yorkville” or the “Holder”) under the Supplemental Agreement. The Promissory Note has a maturity date of September 15, 2022 (the “Maturity Date”). The Promissory Note was issued with a 2% original issue discount and bears interest only upon the occurrence of an Event of Default, as discussed below. The Company shall reimburse the Holder promptly for all fees, costs and expenses, including, without limitation, attorneys’ fees and expenses incurred by the Holder in connection with the Promissory Note if the Company fails to strictly comply with the terms of the Promissory Note. Total cash proceeds of $7,350 were received upon the issuance.

Mandatory Repayments - Six installments of $1,250 shall be made starting from August 11, 2022, ending on the Maturity Date. The Company may repay each installment amount in either cash or by delivering an Advance notice under the SEPA or in a combination of these two. Refer to Note 12 for details regarding the SEPA. An additional 3% payment premium applies to any installment amount paid in cash. If an installment is repaid in shares via delivery of an Advance notice, the payment premium does not apply. The Company accounts for the payment premium as principal.
Conversion Rights - Yorkville has the right, but not the obligation, to convert principal and accrued interest into shares of the Company’s common stock at a conversion price of $2.21 (the “Conversion Price”) any time prior to the Maturity Date, subject to the terms and conditions of the Promissory Note. At any time that there is an outstanding balance owed under the Promissory Note, the Holder may, pursuant to the terms of the Supplemental Agreement, deliver Investor Notices to require the Company to issue and sell shares of common stock under the SEPA at the Conversion Price in order to repay the amounts owed by the Company to the Holder under the Promissory Note. In addition, while there is an outstanding balance owed under the Promissory Note, the Company may use any Advance requested by the Company pursuant to the SEPA to repay the amounts owed by the Company to the Holder under the Promissory Note. Prior to June 28, 2022, the shares issuable upon conversion were subject to the Exchange Cap. Refer to Note 12 for details regarding the Exchange Cap.
Optional Redemption - The Company has the right, but not the obligation, to redeem (“Optional Redemption”) early a portion or all amounts outstanding under the Promissory Note provided that (i) the Company provides the Holder with at least five trading days’ prior written notice (each, a “Redemption Notice”) of its desire to exercise an Optional Redemption, and (ii) the VWAP of the Company’s common stock on each of the ten trading days immediately prior to the Redemption Notice is less than the conversion price.
Redemption upon Event of Default - Upon the occurrence of an Event of Default (as defined in the SEPA), interest will begin to accrue at a rate of 15% per year and Yorkville may elect to accelerate the repayment of each installment.
Embedded Derivatives - The number of shares issuable for conversion of the Promissory Notes is subject to the Exchange Cap limitation under the SEPA, unless shareholder approval is obtained. Therefore, at issuance, shareholder approval is an explicit input that can adjust the number of shares issuable upon settlement. Because shareholder approval is not an input that is indexed to the Company’s shares, the conversion feature is not indexed to the Company's own stock. Therefore, the conversion feature does not qualify for the scope exception to derivative accounting and bifurcation is required at issuance. On June 28, 2022, shareholder approval was obtained to issue shares under the SEPA in excess of the Exchange Cap. As such, upon the receipt of shareholder approval, the conversion feature no longer requires bifurcation and would be classified in equity.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Convertible Notes Payable - Related Party (cont.)
In addition, upon the occurrence of an Event of Default, as defined in the Promissory Note, interest will begin to accrue at a rate of 15% per year and reimbursement of fees, cost and expenses incurred by the Holder in any action in connection with the Promissory Note are required if the Company fails to comply with the Promissory Note. An event of default and the nature of noncompliance includes events that are unrelated to Company’s credit worthiness and/or interest rates. Therefore, these features are not clearly and closely related to the debt host and bifurcation is required for this feature under the requirement of Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”).
Management concluded the fair value of the bifurcated embedded derivative described above as of the issuance date, June 28, 2022 and June 30, 2022 is de minimis.
Debt Issuance Costs - The Company incurred $125 of legal fees in connection with the issuance of the Promissory Note. No debt issuance costs were allocated to the embedded derivative due to the de minimis fair value and the full amount of the issuance cost were allocated to the Promissory Note. These costs were accounted for as debt issuance costs and recorded as a reduction to the initial carrying value of the Promissory Note.
The following table summarizes interest expense recognized for the three and six months ended June 30, 2022:

For the Three and Six Months Ended June 30, 2022
Contractual interest expense	$—
Amortization of debt discount	81
Amortization of debt issuance costs	27
Total	$108
The Yorkville Convertible Note as of June 30, 2022 are comprised of the following:

June 30, 2022
Principal-Installment	$7,500
Principal- Payment Premium	225
Unamortized debt discount	(294)
Unamortized debt issuance costs	(98)
Aggregate carrying value	$7,333
2021 Convertible Notes
As previously reported, on July 6, 2021, the Company entered into an investment agreement (the “Investment Agreement”) with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries providing for the issuance and sale to Koch Industries of convertible notes in the aggregate principal amount of $100,000 (the “2021 Convertible Notes”). The transactions contemplated by the Investment Agreement closed on July 7, 2021 (the “Issue Date”). The maturity date of the 2021 Convertible Notes is June 30, 2026, subject to earlier conversion, redemption, or repurchase.
The Company estimated the fair value of the embedded conversion feature using a binomial lattice model at the inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy. Refer to Note 20 for definition of the fair value hierarchy. The assumptions used to determine the fair value of the embedded conversion feature as of June 30, 2022 and December 31, 2021 are as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Convertible Notes Payable - Related Party (cont.)

	June 30, 2022	December 31, 2021
Term	4.0 years	4.5 years
Dividend yield	—%	—%
Risk-free interest rate	3.0%	1.2%
Volatility	80.0%	60.0%
Effective debt yield	25.5%	19.0%

As of June 30, 2022 and December 31, 2021, the fair value of the embedded conversion feature was $707 and $12,359, respectively. The Company recognized a gain of $3,978 and $11,673 attributable to the change in fair value of the embedded conversion feature for the three and six months ended June 30, 2022, respectively.
The following table summarizes interest expense recognized:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Contractual interest expense	$1,544	$3,087
Amortization of debt discount	924	1,467
Amortization of debt issuance costs	90	177
Total	$2,558	$4,731

The 2021 Convertible Notes as of June 30, 2022 and December 31, 2021 was comprised of the following:

	June 30, 2022	December 31, 2021
Principal	$105,987	$102,900
Unamortized debt discount	(26,876)	(28,321)
Unamortized debt issuance costs	(2,613)	(2,790)
Embedded conversion feature	707	12,359
Aggregate carrying value	$77,205	$84,148
The Company elected to repay the contractual interest due on June 30, 2022 in-kind as an increase to the principal amount. $3,087 of contractual interest attributable to the 2021 Convertible Notes was recorded as addition to the convertible notes payable - related party balance on the condensed consolidated balance sheets.
15. Note Payable
In connection with the Hi-Power acquisition (Refer to Note 2), the Company agreed to pay an aggregate purchase price of $25,000. $5,000 of the $25,000 purchase price was paid in May 2021. The fair value of the note payable was estimated using active market quotes, based on our current incremental borrowing rates for similar types of borrowing arrangements, which were Level 2 inputs. Refer to Note 20 for definition of the fair value hierarchy. Based on the analysis performed, the carrying value of the remaining payments of the note payable was recorded as debt, which includes a current portion of $4,839 and a long-term portion of $9,177 as of June 30, 2022. As of December 31, 2021, notes payable includes a current portion of $4,926 and a long-term portion of $13,769, respectively.
16. Long-term Debt
Long-term debt consists of the outstanding balances from the previously-reported $25,000 equipment financing facility with Trinity Capital Inc. ("Trinity"). As of June 30, 2022, the Company had drawn $7,000 from the equipment financing facility with an effective interest rate of 14.3%.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

16. Long-term Debt (cont.)
As of June 30, 2022 and December 31, 2021, total long-term debt was $5,581 and $6,371, with $1,765 and $1,644 of the principal recorded as a current liability on the condensed consolidated balance sheets, respectively. For the three and six months ended June 30, 2022, the Company recognized $205 and $424 as interest expense attributable to the equipment financing agreement, respectively. As of June 30, 2022, the unused commitment from the equipment financing facility was $18,000.
17. Warrants Liability - Related Party
The Private Placement Warrants issued to the Sponsor of BMRG in its initial public offering on May 22, 2020 became exercisable on May 22, 2021. The Private Placement Warrants are classified as Level 2 financial instruments in the fair value hierarchy. Refer to Note 20 for definition of the fair value hierarchy. They are valued on the basis of the quoted price of the Public Warrants, adjusted for insignificant difference between the Public Warrants and Private Placement Warrants. 325,000 Private Placement Warrants were outstanding with a fair value of $89 and $926 as of June 30, 2022 and December 31, 2021, respectively.
The change in fair value for the three months ended June 30, 2022 and 2021 amounted to $270 and $585 and for the six months ended June 30, 2022 and 2021 amounted to $837 and $361, respectively. The change has been recognized in Change in fair value, warrants liability - related party in the Company’s condensed consolidated statements of operations.
18. Stock-Based Compensation
Stock-based compensation expense included in the condensed consolidated statements of operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stock options	$509	$1,025	$1,420	$2,547
Restricted stock units	2,925	2,170	5,957	3,126
Total	$3,434	$3,195	$7,377	$5,673
The stock compensation expense has been recorded in cost of goods sold, research and development expenses, and selling, general and administrative expenses in the condensed consolidated statements of operations.
The following table summarizes stock option activity for the six months ended June 30, 2022:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2021	2,023,460	$9.51	6.3
Granted	2,870,108	$1.29
Cancelled/Forfeited	(135,808)	$9.28
Options Outstanding at June 30, 2022	4,757,760	$4.56	8.1
Options Exercisable at June 30, 2022	1,415,703	$9.76	5.4
A summary of restricted stock units (RSUs) activity during the six months ended June 30, 2022 is as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

18. Stock-Based Compensation (cont.)

	Units	Weighted-Average Grant-Data Fair Value
RSUs Outstanding at December 31, 2021	2,194,756	$16.36
Granted	1,950,734	$3.24
Cancelled/Forfeited	(394,850)	$11.09
Vested	(427,607)	$17.83
RSUs Outstanding at June 30, 2022	3,323,033	$9.09
In 2022, the Company reserved an additional 2,537,866 shares for the Amended and Restated 2020 Incentive Plan. As of June 30, 2022 and December 31, 2021, 530,588 and 2,282,906 shares remain for future issuance, respectively. Options vesting can vary from three months to five years and have a term of five to ten years. RSUs generally vest over three to four years. During the six months ended June 30, 2022, the Company granted 75,000 RSUs and 2,000,000 options with performance and service conditions. Stock compensation is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For awards with performance conditions, compensation expense is recognized using an accelerated attribution method over the vesting period. The performance conditions primarily relate to achievement of sales and financing targets. As of June 30, 2022, within the total awards outstanding, there were 2,028,818 and 75,000 performance-based stock options and RSUs, respectively, all of which are expected to vest in the next four years.
Unrecognized stock compensation expenses amounted to $26,539 and included $23,051 attributable to RSUs and $3,488 attributable to stock options. The weighted average vesting period for the stock options and RSUs was 0.8 years and 1.9 years as of June 30, 2022, respectively.
The weighted average assumptions used to determine the fair value of options granted in the six months ended June 30, 2022 and 2021 were as follows:

	2022	2021
Volatility	61.29%	57.31%
Risk free interest rate	3.18%	1.09%
Expected life (years)	4.60	6.13
Dividend yield	0%	0%
The RSUs issued were valued at the stock prices of the Company on the date of grant.
The weighted average grant date fair value of all options granted was $0.68 and $9.08 per option for the six months ended June 30, 2022 and 2021.
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
Lessee
The Company leases machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. Lease assets and lease liabilities as of June 30, 2022 and December 31, 2021 were as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Leases (cont.)

	Classification on Balance Sheet	June 30, 2022	December 31, 2021
Assets
ROU - operating lease assets	Operating lease right-of-use asset, net	$4,772	$3,468
Finance lease assets	Property, plant and equipment, net	89	28
Total lease assets		$4,861	$3,496

	Classification on Balance Sheet	June 30, 2022	December 31, 2021
Liabilities
Current
Operating lease liability	Operating lease liability, current portion	$1,013	$1,084
Finance lease liability	Other current liabilities	13	8
Non-Current
Operating lease liability	Operating lease liability, long-term	4,705	3,224
Finance lease liability	Other liabilities	76	17
Total lease liabilities		$5,807	$4,333
Operating lease costs for the three months ended June 30, 2022 and 2021 were $352 and $280, and for the six months ended June 30, 2022 and 2021 were $677 and $473, respectively. As of June 30, 2022, the weighted average remaining term (in years) for the operating lease was 4.31 years and the weighted average discount rate was 10.4%. The weighted average remaining term (in years) for the finance lease was 4.71 years and the weighted average discount rate was 22.7%.
Future maturity of lease liability are as follows:

	Operating Lease	Financing Lease	Total
Remainder of 2022	$730	$15	$745
2023	1,538	31	1,569
2024	1,617	31	1,648
2025	1,701	31	1,732
2026	1,420	25	1,445
Later years	—	12	12
Total minimum lease payments	$7,006	$145	$7,151
Less amounts representing interest	1,288	56	1,344
Present value of minimum lease payments	$5,718	$89	$5,807
Lessor
The Company leases battery energy storage systems to one customer with a 20-year term through sales-type leases. Leases offered by the Company include purchase options during the lease term with a bargain purchase option at the end of the term. At the time of accepting a lease that qualifies as a sales-type lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment and unearned finance income. The unearned finance income is recognized interest income over the lease term using the interest method.

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

19. Leases (cont.)
For the three and six months ended June 30, 2022, the Company recognized revenue of $128 and $1,166 from the sales-type lease, respectively. No revenue was recognized from the sales-type lease for the three and six months ended June 30, 2021. Net sales-type lease receivables of $1,438 and $347, net of unearned finance income are recorded under other assets on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

20. Fair Value Measurement
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, Private Placement Warrants, accounts receivable, notes receivable, contract assets, accounts payable, note payable, convertible notes payable — related party, contract liabilities and long-term debt.
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
The table below summarizes the fair values of certain liabilities that are included within our accompanying condensed consolidated balance sheets, and their designations among the three fair value measurement categories:

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Private Placement Warrants	$—	$89	$—	$—	$926	$—
Embedded derivative liability within the 2021 Convertible Notes	$—	$—	$707	$—	$—	$12,359

The following table presents a roll-forward of the activity of the embedded derivative liability within the 2021 Convertible Notes. This liability was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2022. No liabilities were measured at fair value using Level 3 inputs for the three and six months ended June 30, 2021.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
Balance at beginning of the period	$4,664	$12,359
Additions	21	21
Change in fair value included in earnings	(3,978)	(11,673)
Balance at end of the period	$707	$707

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

20. Fair Value Measurement (cont.)
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets was as follows:

	Level in Fair Value Hierarchy	June 30, 2022		December 31, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	3	$3,855	$2,062	$3,650	$2,805
Note payable	3	$14,016	$9,867	$18,695	$14,607
Equipment financing facility	3	$5,581	$4,847	$6,371	$5,951
Yorkville Convertible Note	3	$7,333	$7,444	$—	$—
2021 Convertible Notes without embedded derivative liability	3	$76,498	$55,082	$71,789	$61,866

21. Shareholders’ Equity (Deficit)
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
On June 28, 2022, the Company’s shareholders approved an amendment to our Third Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock with $0.0001 par value from 200,000,000 to 300,000,000. The holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 58,519,739 and 53,786,632 shares of common stock issued and outstanding. As of June 30, 2022, the Company has generated net proceeds of $5,000 from the issuance of 3,967,939 shares at an average price of $1.26 per common share under the SEPA. In addition, upon the entry into the SEPA, 465,117 shares were issued to Yorkville as consideration for its irrevocable commitment to purchase common stock pursuant to the SEPA. Fair value of these shares of $1,061 was recorded as other expense in the condensed consolidated statements of operations and comprehensive loss.

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
Treasury Stock
For the three and six months ended June 30, 2022, the Company recorded treasury stock of $26 and $852 for shares withheld from employees to cover the payroll tax liability of RSUs vested. The treasury stock was immediately retired. No treasury stock was recorded for the three and six months ended June 30, 2021.
Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company's common stock in the public offering and the private placement on May 22, 2020. Each warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. For the three months ended June 30, 2022 and 2021, — and 1,465,414 of Public Warrants were exercised, respectively, and for the six months ended June 30, 2022 and 2021, 600 and 1,465,414 of Public Warrants were exercised, respectively. At June 30, 2022 and December 31, 2021, there were 7,001,654 and 7,002,254 Public Warrants outstanding.
Earnings (loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. As we incurred a net loss for the three and six months ended June 30, 2022 and 2021, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible redeemable notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and six months ended June 30, 2022 and 2021. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	For the Three and Six Months Ended June 30,
	2022	2021
Stock options and restricted stock units	8,080,793	4,154,478
Warrants	7,326,654	7,609,586
Convertible Notes (if converted)	8,692,061	—

EOS ENERGY ENTERPRISES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
22. Subsequent Events
Senior Secured Term Loan Credit Agreement
On July 29, 2022 (the “Closing Date”), the Company entered into a Senior Secured Term Loan Credit Agreement (the “Credit Agreement”) with ACP Post Oak Credit I LLC, as lender, administrative agent and collateral agent, and the lenders from time to time party thereto (collectively, “Atlas” or the “Lender”). The Credit Agreement provides for an $85,106 term loan (the “Term Loan”), the entirety of which was funded on the Closing Date. The Credit Agreement also permits the Company to make an one-time request for an additional commitment of up to $14,894, with funding of such commitment in the sole discretion of the Lenders, under certain circumstances and under the same terms as set forth in the Credit Agreement. On the Closing Date, the Company also entered into a Guarantee and Collateral Agreement, dated as of July 29, 2022, by and among the Company, the other grantors named therein and Atlas (the “Guarantee and Collateral Agreement”).
The Term Loan is set to mature on the earlier of (i) July 29, 2026 and (ii) 91 days prior to the then-current maturity date of the 2021 Convertible Notes, which matures on June 30, 2026, after giving effect to any extension, refinancing or replacement thereof (the “Maturity Date”).
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the benchmark secured overnight financing rate (“SOFR”), which is a per annum rate equal to the greater of (y) the Term SOFR (as defined in the Credit Agreement) plus 0.2616% and (z) 1.0%, or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (x) the Prime Rate (as defined in the Credit Agreement), (y) the NYFRB Rate (as defined in the Credit Agreement) plus 0.5% and (z) the SOFR. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans.
The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries other than the assets of Hi-Power and is guaranteed by the Company’s subsidiaries other than Hi-Power. The Credit Agreement also contains customary affirmative and negative covenants. In particular, the Credit Agreement requires the Company to have liquidity of at least $9,621 as of the last day of each fiscal quarter, subject to certain adjustments set forth in the Credit Agreement. In addition, the Credit Agreement limits the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. Furthermore, the limitation on the Company’s ability to incur indebtedness also (i) limits the amount of Pre-Advance Loans that the Company may have outstanding at any time to $15,000 under the SEPA and (ii) requires the payment of principal and interest in kind on each of the Pre-Advance Loans (if any) and the 2021 Convertible Notes.
Repayment of Yorkville Convertible Note
In July 2022, pursuant to the terms of the Supplemental Agreement, Yorkville delivered six Investor Notices under the SEPA requiring the Company to issue and sell an aggregate of 3,393,663 shares of common stock at a price of $2.21 per share. The total purchase price of the shares of common stock was $7,500. The proceeds from the issuance of the shares were used to repay all outstanding amounts owed to Yorkville pursuant to the Promissory Note. The shares were issued on July 22, 2022 and August 1, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited financial statements for the six months ended June 30, 2022 and 2021 and our Annual Report on Form 10-K for the year ended December 31, 2021, including the financial statements and notes thereto.
Statement Regarding Forward-Looking Information
This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by the use of the words “anticipate,” “believe,” “estimate,” “project,” “expect,” “intend,” “plan,” “should,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.
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
Business Overview
The Company was originally incorporated in Delaware on June 3, 2019 as a special purpose acquisition company under the name B. Riley Principal Merger Corp. II., in order to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. Upon the completion of the business combination on November 16, 2020, the Company changed its name to “Eos Energy Enterprises, Inc.” The Company’s common shares started trading under the ticker NASDAQ: EOSE on November 16, 2020.
On April 9, 2021, the Company acquired, from Holtec, the 51% interest in Hi-Power that was not already owned by the Company. Following the consummation of the transaction, Hi-Power became a 100% indirect, wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated.
Eos Energy Enterprises, Inc. (the “Company” or “Eos”) designs, develops, manufactures, and markets innovative energy storage solutions for utility-scale, microgrid, and commercial & industrial (“C&I”) applications. Eos developed a broad range of intellectual property with multiple patents covering unique battery chemistry, mechanical product design, energy block configuration and a software operating system (Battery Management System). The Battery Management System (“BMS”) software uses proprietary Eos-developed algorithms and includes ambient and battery temperature sensors, as well as voltage and electric current sensors for the electrical strings and the system. Eos focuses on designing, developing, producing and selling safe, reliable, long-lasting and low-cost turn-key alternating current (“AC”) integrated systems using Eos’ direct current (“DC”) Battery Energy Storage System (“BESS”). The Company’s primary applications focus on integrating battery storage solutions with: (1) renewable energy systems that are connected to the utility power grid; (2) renewable energy systems that are not connected to the utility power grid; (3) storage systems utilized to relieve congestion; and (4) storage systems to assist C&I customers in reducing their peak energy usage or participating in the utilities ancillary and demand response markets. The Company has a manufacturing facility in Turtle Creek, Pennsylvania to produce DC energy blocks with an integrated BMS. The Company’s primary market is North America with opportunistic growth opportunities in Europe, Oceania, Africa, and Asia.

Strategy
The Company offers an innovative Znyth™ aqueous zinc battery energy storage system designed to provide the operating flexibility to manage increased grid complexity deriving from an overall increase in renewable energy generation and a congested grid coming from an increase in electricity demand growth. Our battery energy storage system is safe, scalable, sustainable and manufactured in the United States. Our battery energy storage system is the core of our innovative systems that today provide utilities, independent power producers, renewables developers, and C&I customers with a proven, reliable energy storage alternative for 3- to 12-hour discharge durations. Our innovative spirit extends to our manufacturing strategy, which includes proprietary equipment and processes that allow us to scale quickly and with a lower capital intensity than other similar technologies. We believe our technology will continue to reduce cost and improve the operating efficiency and competitiveness of our battery energy storage systems.
Our growth strategy contemplates increasing sales of battery energy storage systems and related software and services through our direct sales team and sales channel partners. Our current and target customers include utilities, project developers, independent power producers and commercial and industrial companies.
In addition to our battery energy storage systems, we currently offer: (a) a Battery Management System, a remote asset monitoring capability and service to track the performance and health of our battery energy storage system and to proactively identify future system performance issues through predictive analytics; (b) project management services to ensure the process of implementing our battery energy storage systems are coordinated in conjunction with the customer’s overall project plans; (c) commissioning services that ensure the customer’s installation of the battery energy storage system meets the performance expected by the customer, and (d) operations and maintenance plans to maintain optimal operating performance of our systems.
Significant Factors Affecting Operating Results
Commercialization
We achieved third-party product safety certification from Underwriter Laboratories (“UL”) for the Company’s system in August 2021. Eos’ battery energy storage system now meets international UL standards for battery energy storage systems.
We continue to ramp up to full-scale production and enhance our factory testing protocols to ensure that our battery energy storage systems will operate at expected and optimized performance. While we expect the performance of our battery energy storage systems to improve as we increase our production volume, we anticipate the possibility of some supply chain disruptions because of the overall volatile supply chain environment and as a result of our suppliers rapidly ramping up their manufacturing capacity in conjunction with ours, which may affect the timing of deliveries to our customers.
Some of our customers may experience project delays in connection with site selection and preparation, permitting procedures and establishing grid connections. These delays have impacted, and may, from time to time, continue to impact the timing of our deliveries and, therefore, our results of operations.
We continue to invest in production quality and manufacturing processes as we continue to scale our manufacturing capabilities to meet current backlog demand. We expect overall cost reductions, as well as improved quality driven by: (1) scale; (2) optimization of manufacturing processes through continuous improvement efforts; (3) better training and increasing experience level of our production labor force; (4) engineering design changes to reduce manufacturing complexity while also enhancing system performance; (5) improvement in equipment uptime and equipment maintenance; and (6) executing against our strategic sourcing strategy.
Market Trends and Competition
We expect the global energy storage market to grow given the current geopolitical and economic environment. Based on recent industry studies, the global energy storage market will grow at an estimated 30% compound annual growth rate between 2022 and 2030. Simply stated, the world needs more energy. We believe the world wants to generate that energy with sustainable sources, but this objective creates imbalances in our existing energy grid. Managing and mitigating those imbalances will require multiple energy storage technologies to provide safe and reliable power. Until now, most energy storage systems have been in short durations, meaning they have reliably provided power for less than four hours. We believe the future will require longer duration (6-12 hour) battery energy storage systems that provide the flexibility to match intermittency and congestion. We believe the storage opportunity is large (the projected Total Addressable Market = 115 GWh), and the numbers are big (every 1% share = $250M). The Znyth™ battery is composed of five earth-abundant, readily available raw materials with mature supply chains that allow us to drive cost down as we scale.

We believe the Russian-Ukrainian war has added more urgency to global efforts for energy security as the reliance on Russian gas has led European policymakers to action to accelerate the transitions to alternative sources of power, including clean energy, and to increase stationary energy storage deployments. We also believe the recent significant increase in energy prices will be a catalyst for global efforts to decarbonize the grid, which is critical for meeting climate change goals.
We believe Lithium-ion (“Li-ion”) currently has over 95% market share in the stationary energy storage market. Li-ion’s prices for energy storage systems have increased significantly as final product availability remains extremely limited due to the lack of availability and significant increases in cost of Li-ion battery raw material components, including lithium carbonate, nickel, and cobalt as well as the high demand of Li-ion batteries driven primarily by mobile device applications. We believe we are the first commercially available battery system that is not based on Li-ion chemistry. We anticipate our battery energy storage system using Znyth™ technology will gradually take market share of the stationary storage market. This considers its unique operating characteristics, including a 100% depth of discharge capability, flattened degradation curve and a 3- to 12-hour duration, as well as other characteristics related to safety and the cost of operating and maintaining our battery energy storage system. Our ability to successfully deploy our battery energy storage system technology and gain market share in the energy storage market will be important to the growth of our business.
Regulatory Landscape
In North America, geographic distribution of energy storage deployment has been driven by regulatory policy with both federal and state level programs contributing to stable revenue streams for energy storage.
Recent regulatory developments supporting the energy storage market include:
•New Jersey plans to initiate an energy storage incentive program totaling $180 million over 3 years;
•Michigan created a roadmap for the future of storage in the state, including a proposed 4 GW of energy storage by 2040 deployment target;
•Northwest Power and Conservation Council’s six-year action plan called for 3.5 GW of new renewable sources by 2027, including a 4-hour standalone and paired battery storage systems;
•California’s 2022-2023 budget includes $380 million for long duration storage as part of a $2 billion Clean Energy Funding Plan. The California Energy Storage Alliance and Strategy Consulting previously estimated that California needs 45+ GW of long duration storage in order to reach the state’s goal of 100% renewable electricity by 2045; and
•New York doubled its energy storage target from 3 GW by 2030 to 6 GW while keeping the same timeframe. Previous studies indicated the state will need at least 15 GW of storage by 2040 to support zero-emission goals.
Economic Impacts
We are currently operating in a period of global economic and geopolitical uncertainty, which has been exacerbated by the ongoing military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cybersecurity incidents as well as additional supply chain disruptions. Additionally, Russia’s actions have led to sanctions and other penalties being levied by the United States, the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas. We are continuing to monitor the situation in Ukraine, including its global effects, and assessing its potential impact on our business, including the timing of our sales as certain customers purchase safety stock for their own supply chains. Although our business has not been materially impacted by the ongoing military conflict in Ukraine as of the date of this filing, it is impossible to predict the extent to which our operations, or those of our customers or suppliers, will be impacted, or the ways in which the conflict may impact our business, cash flows or results of operations.
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

The U.S. economy is experiencing broad and rapid inflation as well as supply issues in materials, service and labor due to among other factors, the effects of the pandemic and, more recently, the war in Ukraine. These impacts are likely to persist through 2022 and beyond. We cannot predict the impact on the Company’s customers or our manufacturing costs.

Company Highlights
•In February 2022, we announced the expansion of our manufacturing facility to more than triple capacity to 800 MWh and meet production demand for its Znyth™ aqueous zinc batteries. The facility is located in Turtle Creek, Pennsylvania, outside of Pittsburgh, in a state-of-the-art facility known as Keystone Commons. The planned expansion of this facility will provide the Company with more than 46,000 square feet of additional space and the ability to create more than 125 jobs. The expansion is expected to be completed by December 2022.
•In February 2022, the Company announced that it had advanced through Part I of the U.S. Department of Energy’s (“DOE”) Renewable Energy and Efficient Energy Loan Program. To be invited to submit a Part II loan application, the Company had to demonstrate to the DOE that Eos’s Znyth™ battery technology employs innovative technology and avoids or reduces greenhouse gas emissions. The Company has since proceeded to Part II of the application process to support, among other things, the previously announced expansion to triple the annualized capacity of its Turtle Creek domestic manufacturing facility to 800MWh by the end of 2022. In May 2022, the Company submitted an application under Part II of the loan program.
•In March 2022, the Company entered into a master supply agreement with Bridgelink Commodities, LLC (“Bridgelink”) for storage projects across Texas (the “Bridgelink MSA”). Bridgelink committed to purchase 240 MWh of energy storage capacity provided by Eos’ Znyth™ zinc-based battery technology, accompanied by an option to purchase long-term maintenance support, with an additional option to expand to a total of 500 MWh over a term of 3 years, representing a total order value of up to $150 million.
•In April 2022, we announced that the Company entered into a $200 million common stock Standby Equity Purchase Agreement (the “Original SEPA”) with YA II PN, Ltd., an affiliate of Yorkville Advisors (“Yorkville”), which was subsequently amended by Amendment No. 1 thereto on June 13, 2022 (the “Amendment” and, together with the Original SEPA, the “SEPA”). The SEPA gives the Company the right, but not the obligation, to sell up to $200 million of common equity to Yorkville during the two-year term of the agreement. In May 2022, the Company issued and sold 3,967,939 shares of common stock to YA II PN, Ltd. under the SEPA for $5.0 million. In June 2022, the Company issued and sold a convertible promissory note (the “Promissory Note”) with an aggregate principal amount of $7.5 million in a private placement to YA II PN, Ltd. under a supplemental agreement dated as of June 13, 2022 to the SEPA between the Company and Yorkville (“the Supplemental Agreement”). As of the date of this report, the Company has repaid all outstanding amounts owed to Yorkville pursuant to the Promissory Note by issuing and selling to Yorkville an aggregate of 3,393,663 shares of its common stock.
•In April 2022, Eos shipped its 100th Energy Block energy storage system followed by completing production of the 20,000th battery module in early June at the Company’s Turtle Creek, Pennsylvania manufacturing facility. These milestones were accomplished in large part due to incremental production yield increases for three consecutive quarters culminating with crossing the 90% throughput yield threshold in early May.
•In June 2022, Bridgelink Commodities, LLC increased the Bridgelink master supply agreement to 1 GWh of energy storage systems for deliveries over the next three years with an incremental order value of $181 million for new project installations and also issued a separate 40 MWh order valued at $13 million for fourth quarter 2022 delivery.
•In June 2022, a 300 MWh master supply agreement was signed with a leading Northeast solar developer for front of the meter stand-alone storage and solar storage applications that provide energy shifting and ancillary services with deliveries forecasted over the next three years.

Results of Operations
Comparison of three months ended June 30, 2022 and 2021
The following table sets forth our operating results for the periods indicated:

	For the Three Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Revenue	$5,895	$612	$5,283	863
Cost and expenses:
Cost of goods sold	36,866	12,364	24,502	198
Research and development	5,464	3,647	1,817	50
Selling, general and administrative expenses	19,115	11,325	7,790	69
Loss on pre-existing agreement	—	22,516	(22,516)	(100)
Loss from write-down of property, plant and equipment	1,997	—	1,997	NM
Grant expense (income), net	(169)	(52)	(117)	225
Operating loss	(57,378)	(49,188)	(8,190)	17
Other income (expense)
Interest expense, net	(284)	(154)	(130)	84
Interest expense - related party	(2,664)	—	(2,664)	NM
Remeasurement of equity method investment	—	(7,480)	7,480	(100)
Change in fair value, embedded derivative - related party	3,978	—	3,978	NM
Change in fair value, warrant liability - related party	270	585	(315)	(54)
Sale of state tax attributes	—	2,194	(2,194)	(100)
Other income (expense)	(632)	—	(632)	NM
Loss before income taxes	$(56,710)	$(54,043)	$(2,667)	5
Income tax benefit	23	—	23	NM
Net loss	$(56,687)	$(54,043)	$(2,644)	5
A summary of our operating results for the three months ended June 30, 2022 is as follows:
Revenue
The Company generates revenues from the delivery of our battery energy storage systems and service-related solutions. We expect revenues to increase as we scale our production to meet customer demand.
Revenue increased by $5.3 million, or 863% from $0.6 million for the three months ended June 30, 2021 to $5.9 million for the three months ended June 30, 2022. The increase in revenue for the three months ended June 30, 2022 was primarily driven by a higher volume of battery energy storage systems delivered from our backlog compared to the same period of 2021.
Cost of goods sold
Cost of goods sold increased by $24.5 million, or 198% from $12.4 million for the three months ended June 30, 2021 to $36.9 million for the three months ended June 30, 2022. The Company began shipping battery energy storage systems to customers in 2021. As a result, we have yet to achieve our optimal operational scale. However, we are beginning to experience improvement in first-pass manufacturing yield and increased throughput, and a material cost benefit from scale. We believe we have not yet reached the cost entitlement of our product cost, manufacturing processes or system design. We have seen significantly reduced scrap rates along with increased production output as we continue to ramp our production. We expect our overall gross margin percentage to improve as we increase volume in our factory, further refine our manufacturing processes, continue to optimize our supply chain, increase our sales, and spread our overhead costs over larger production volumes.

Research and development expenses
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation on equipment and facilities used in our research and development process, and amortization of intangible assets. We expect our research and development costs to increase for the foreseeable future as we continue to invest in research and development activities that are necessary to develop our future technologies. We are investing to optimize how we manufacture and operate our battery energy storage system in the field, using a chemistry that has been proven over the last decade. In addition, we continue to invest in a next generation product whose test results to date are showing increased performance at an overall lower system cost than our current product configuration.
Research and development costs increased by $1.8 million or 50% from $3.6 million for the three months ended June 30, 2021 to $5.5 million for the three months ended June 30, 2022. The increase in research and development costs was primarily driven by $2.1 million of outside professional services, partially offset by a $0.3 million decrease of materials and supplies purchased.
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
Selling, general and administrative expenses increased by $7.8 million or 69% from $11.3 million for the three months ended June 30, 2021 to $19.1 million for the three months ended June 30, 2022, primarily driven by increases of $3.3 million in outside consulting service expenses, primarily due to performance-based fees related to product cost reduction actions, $2.4 million in payroll and personnel costs and $1.3 million in legal and professional costs.
Loss on pre-existing agreement
The Company incurred a loss on a pre-existing agreement of $22.5 million for the three months ended June 30, 2021 from the termination of the JV agreement with Holtec.
Loss from write-down on property, plant and equipment
The Company incurred a $2.0 million loss from a write-down on property, plant and equipment for the three months ended June 30, 2022 due to the Company’s review of its assets and the resulting disposals identified for assets not in use as of June 30, 2022.
Grant (income) expense, net
Grant (income) expense, net includes our expenses net of reimbursement related to grants provided primarily by the California Energy Commission (“CEC”).
Grant (income) expense, net increased by $0.1 million from $0.1 million grant income for the three months ended June 30, 2021 to $0.2 million grant income for the three months ended June 30, 2022, which relates to grant expenses expected to be recovered from the CEC.
Interest expense, net and interest expense - related party
Interest expense, net increased by $0.1 million or 84% from $0.2 million for the three months ended June 30, 2021 to $0.3 million for the three months ended June 30, 2022. This increase is a result of interest on the equipment financing facility, which was entered into in September 2021.
Interest expense - related party increased by $2.7 million for the three months ended June 30, 2022 related to the 2021 Convertible Notes issued to Koch Industries in July 2021 and the Yorkville Convertible Notes issued in June 2022. Interest expense includes accrued interest and the amortization of debt issuance cost and the debt discount.
Remeasurement of equity method investment
For the three months ended June 30, 2021, we recognized a $7.5 million loss on our equity method investment in Hi-Power. This loss on our equity method investment resulted from remeasurement of our 49% ownership in Hi-Power on April 9, 2021 due to our acquisition of the remaining 51% interest previously held by Holtec.

Change in fair value, embedded derivative - related party
The 2021 Convertible Notes issued in July 2021 contains a conversion feature which is precluded from being considered indexed to the Company’s stock. Therefore, the conversion feature is accounted for as an embedded derivative and remeasured at its fair value at each balance sheet date. The change in its fair value is recognized in the condensed consolidated statements of operations during the period of change. The change in fair value of $4.0 million for the three months ended June 30, 2022 reflects the change in fair value of the embedded derivative feature largely as a result of the decrease in the Company’s stock price.
Change in fair value, warrants liability - related party
The $0.3 million, or 54% change, from $0.6 million for the three months ended June 30, 2021 to $0.3 million for the three months ended June 30, 2022, reflects the change in fair value of the Private Placement Warrants classified as liability.
Sale of state tax attributes
We recognized income of $2.2 million during the three months ended June 30, 2021, related to the sale of our state net operating losses and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.
Other income (expense)
Other expense of $0.6 million for the three months ended June 30, 2022 included a commitment fee of $1.1 million paid upon entry into SEPA and $0.1 million of issuance costs from an Advance notice issued under the SEPA in May 2022, offset by the gain of $0.5 million from the settlement of the Advance under the SEPA.
Income tax benefit
An income tax benefit of less than 0.1 million was recorded for the three months ended June 30, 2022 in relation to the pre-tax loss from the Company’s international subsidiaries.

Comparison of six months ended June 30, 2022 and 2021
The following table sets forth our operating results for the periods indicated:

	For the Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021	$ Change	% Change
Revenue	$9,193	$776	$8,417	1,085
Cost and expenses:
Cost of goods sold	72,443	12,453	59,990	482
Research and development	10,427	8,700	1,727	20
Selling, general and administrative expenses	33,394	20,127	13,267	66
Loss on pre-existing agreement	—	30,368	(30,368)	(100)
Loss from write-down on property, plant and equipment	2,005	11	1,994	18,127
Grant expense (income), net	4	(44)	48	(109)
Operating loss	(109,080)	(70,839)	(38,241)	54
Other income (expense)
Interest expense, net	(622)	(175)	(447)	255
Interest expense - related party	(4,838)	—	(4,838)	NM
Remeasurement of equity method investment	—	(7,480)	7,480	(100)
Change in fair value, embedded derivative - related party	11,673	—	11,673	NM
Change in fair value, warrant liability - related party	837	361	476	132
Income from equity in unconsolidated joint venture	—	440	(440)	(100)
Sale of state tax attributes	—	2,194	(2,194)	(100)
Other income (expense)	(513)	—	(513)	NM
Loss before income taxes	$(102,543)	$(75,499)	$(27,044)	36
Income tax benefit	65	—	65	NM
Net loss	$(102,478)	$(75,499)	$(26,979)	36
A summary of our operating results for the six months ended June 30, 2022 is as follows:
Revenue
Revenue increased by $8.4 million, or 1,085% from $0.8 million for the six months ended June 30, 2021 to $9.2 million for the six months ended June 30, 2022. The increase in revenue for the six months ended June 30, 2022 was primarily driven by higher volume of battery energy storage systems delivered from our backlog compared to the same period of 2021.
Cost of goods sold
Cost of goods sold increased by $60.0 million, or 482% from $12.5 million for the six months ended June 30, 2021 to $72.4 million for the six months ended June 30, 2022. The Company began shipping battery energy storage systems to customers in 2021. As a result, we have yet to achieve our optimal operational scale. However, we are beginning to experience improvement in first-pass manufacturing yield and increased throughput, and a material cost benefit from scale. We believe we have not yet reached the cost entitlement of our product cost, manufacturing processes or system design. We have seen significantly reduced scrap rates along with increased production output as we continue to ramp our production. We expect our overall gross margin percentage to improve as we increase volume in our factory, further refine our manufacturing processes, continue to optimize our supply chain, increase our sales, and spread our overhead costs over larger production volumes.
Research and development expenses
Research and development costs increased by $1.7 million or 20% from $8.7 million for the six months ended June 30, 2021 to $10.4 million for the six months ended June 30, 2022. The increase in research and development costs was primarily driven by $2.1 million of outside professional services and $1.6 million of payroll and stock compensation costs, offset by a $2.2 million decrease of materials and supplies due to reduced battery testing.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $13.3 million or 66% from $20.1 million for the six months ended June 30, 2021 to $33.4 million for the six months ended June 30, 2022, primarily driven by increases of $3.9 million in outside service expenses, primarily due to performance-based fees related to product cost reduction actions, $5.4 million in payroll and personnel costs, $2.4 million in legal and professional costs, $0.8 million in customs, duties and other taxes and $0.5 million in stock compensation costs.
Loss on pre-existing agreement
The company incurred a loss on pre-existing agreement of $30.4 million for the six months ended June 30, 2021 from the termination of the JV agreement with Holtec.
Loss from write-down on property, plant and equipment
The Company incurred a $2.0 million loss from a write-down on property, plant and equipment for the six months ended June 30, 2022 due to the Company’s review of its assets and the resulting disposals identified for assets not in use as of June 30, 2022.
Grant (income) expense, net
Grant expense, net increased by less than $0.1 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, which relates to grant expenses expected to be recovered from the CEC.
Interest expense, net and interest expense - related party
Interest expense, net increased by $0.4 million or 255% from $0.2 for the six months ended June 30, 2021 to $0.6 million for the six months ended June 30, 2022. This increase is a result of interest on an equipment financing facility, which was entered into in September 2021.
Interest expense - related party increased by $4.8 million for the six months ended June 30, 2022 related to the 2021 Convertible Notes issued to Koch Industries in July 2021 and the Yorkville Convertible Note issued in June 2022. Interest expense includes accrued interest and the amortization of debt issuance costs and the debt discount.
Remeasurement of equity method investment
For the six months ended June 30, 2021, we recognized a $7.5 million loss on our equity method investment in Hi-Power. This loss on our equity method investment resulted from remeasurement of our 49% ownership in Hi-Power on April 9, 2021 due to our acquisition of the remaining 51% interest previously held by Holtec.
Change in fair value, embedded derivative - related party
The change in fair value of $11.7 million for the six months ended June 30, 2022 reflects the change in fair value of the embedded derivative feature of the 2021 Convertible Notes largely as a result of the decrease in the Company’s stock price.
Change in fair value, warrants liability - related party
The $0.5 million, or 132% change, from $0.4 million for the six months ended June 30, 2021 to $0.8 million for the six months ended June 30, 2022, reflects the change in fair value of the Private Placement Warrants classified as liability.
Income from equity in unconsolidated joint venture
The income from equity in unconsolidated joint venture is attributable to the results of our joint venture Hi-Power before the acquisition. Hi-Power became a wholly-owned subsidiary on April 9, 2021 and its operational results have been consolidated within the Company’s condensed consolidated statements of operations since the acquisition date for the six months ended June 30, 2022.
Sale of state tax attributes
We recognized income of $2.2 million during the six months ended June 30, 2021, related to the sale of our state net operating losses and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.

Other income (expense)
Other expense of $0.5 million for the six months ended June 30, 2022 included a commitment fee of $1.1 million paid upon entry into the SEPA and $0.1 million of issuance costs from an Advance issued under the SEPA in May 2022, offset by the gain of $0.5 million from the settlement of the Advance under the SEPA.
Income tax benefit
An income tax benefit of less than 0.1 million was recorded for the six months ended June 30, 2022 in relation to the pre-tax loss from the Company’s international subsidiaries.
Liquidity and Capital Resources
The Company continues to increase the commercialization of its battery energy storage system and build a manufacturing footprint to meet its current demand. To date, the Company has had limited revenue generating activities. Accordingly, the Company has incurred significant recurring losses, and net operating cash outflows from operations. Operating expenses consist primarily of costs related to the Company’s sales of its battery energy storage system and related services, research and development costs, and recurring general and administrative expenses. Management and the Company’s Board of Directors anticipate the Company will eventually reach a scale of profitability through the sale of battery energy storage systems and other complementary products and services, and therefore, the Company believes the current stage of the Company’s lifecycle justifies continued intensive investment in the development and launch of products. Accordingly, the Company expects to continue to incur significant losses and net operating cash outflows from operations for the foreseeable future and to continue to require additional capital to fund the Company’s operations and obligations as they become due, including funding that is necessary to continue to scale up the Company’s operations to allow for the delivery of order backlog, to secure additional order opportunities for its battery energy storage systems, and to continue to invest in research and development.
The Company continues to pursue various funding options to raise additional capital to support its operations. As previously reported, the Company has moved through Part I of the application under the U.S. Department of Energy’s Loan Guarantee Solicitation for Applications for Renewable Energy Projects and Efficient Energy Projects (the “DOE Loan Program”), and submitted an application under Part II of the loan program in May 2022. In addition, in April 2022, the Company entered into a $200 million common stock SEPA with YA II PN, Ltd. an affiliate of Yorkville Advisors (“Yorkville”). The SEPA gives the Company the right, but not the obligation, to sell up to $200 million of common equity to Yorkville at times of the Company’s choosing during the two-year term of the agreement. The SEPA provides for shares to be issued to Yorkville at a discounted price of 97.0% of the 3-day volume-weighted average price following notification to Yorkville that the Company wishes to draw upon the facility (each, an “Advance”). Furthermore, the SEPA allows for Pre-Advance loans in the aggregate principal amount not to exceed $50 million per loan, pursuant to a promissory note subject to the mutual consent of the parties, which must be repaid with the proceeds from sales of equity to Yorkville, to the extent outstanding at the time of an Advance, or otherwise in cash. Notwithstanding the foregoing, pursuant to the terms of the Credit Agreement (as defined below), we cannot incur more than $15 million of Pre-Advance Loans pursuant to the SEPA. The Company’s option to sell shares of common stock to Yorkville remains subject to certain limitations including a requirement that Yorkville may not purchase any shares that would result in it owning more than 9.99 percent of the Company’s outstanding common stock at the time of an Advance. In May 2022, the Company issued and sold 3,967,939 shares of common stock to YA II PN, Ltd. under the SEPA for $5.0 million. In June 2022, the Company issued and sold a Promissory Note with an aggregate principal amount of $7.5 million in a private placement to Yorkville under the Supplemental Agreement to the SEPA. The Supplemental Agreement gave Yorkville the right to deliver notices (each, “Investor Notice”) requiring the Company to deliver an Advance notice under the SEPA for the issuance and sale of common stock for so long as there was an outstanding balance owed under the Promissory Note. The proceeds of any issuance of common stock pursuant to such an Advance will be used to repay amounts owed under the Promissory Note. As of August 1, 2022, we have repaid all outstanding amounts owed to Yorkville pursuant to the Promissory Note by issuing and selling to Yorkville an aggregate of 3,393,663 shares of our common stock pursuant to the Investor Notices.
There can be no assurance that the Company will successfully complete Part II of the DOE Loan Program or that the Company will be able to utilize the SEPA to its full $200.0 million capacity, or otherwise be able to obtain new funding from other sources on terms acceptable to the Company, on a timely basis, or at all.
The Company continues to believe the uncertainties mentioned above raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital, on acceptable terms or at all, the Company may have to significantly delay, scale back or ultimately discontinue the development or commercialization of its product and/or consider a sale or other strategic transaction.

As of June 30, 2022, the Company had total assets of $97,740, which includes total cash and cash equivalents of $16,273, total liabilities of $155,569, which includes the total amounts owed on the Company’s outstanding convertible notes payable of $84,538 (see Note 14 in the Notes to the condensed consolidated financial statements), notes payable of $14,016 (see Note 15 in the Notes to the condensed consolidated financial statements) and long-term debt of $5,581 (see Note 16 in the Notes to the condensed consolidated financial statements) and a total accumulated deficit of $519,005, which is primarily attributable to the significant recurring losses the Company has accumulated since inception. The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. However, as of the date the accompanying condensed consolidated financial statements were issued, management concluded that the Company did not have sufficient capital on hand to support its current cost structure for one year after the date the accompanying condensed consolidated financial statements were issued. Based on our current financial projections, which are consistent with previous assessments, the Company will require additional capital to fund its operations or defer or reduce cash expenditures in the second half of 2022 to continue our operations.
As previously disclosed, since our inception, we have financed our operations primarily through funding received from the Private Placement of convertible notes and the issuance of common and preferred units. In November 2020, we received $142.3 million in connection with the consummation of the Merger and the Private Placement upon the Closing. In July 2021, we received $100.0 million in proceeds from the issuance of the 2021 Convertible Notes to Koch Industries (see Note 14 in the Notes to our condensed consolidated financial statements). In September 2021, the Company entered into a $25.0 million Equipment Financing Agreement with Trinity (the “Equipment Financing Agreement”), the proceeds of which will be used to acquire certain equipment and other property, subject to Trinity's approval. As of June 30, 2022, the Company had drawn $7.0 million from this equipment financing agreement. In May 2022, the Company received proceeds of $5.0 million from the issuance of shares under the SEPA between the Company and Yorkville, and net proceeds of $7.35 million from the issuance and sale of the Promissory Note to Yorkville under the Supplemental Agreement.
On July 29, 2022 (the “Closing Date”), the Company entered into a Senior Secured Term Loan Credit Agreement (the “Credit Agreement”) with ACP Post Oak Credit I LLC, as lender, administrative agent and collateral agent, and the lenders from time to time party thereto (collectively, “Atlas” or the “Lender”). The Credit Agreement provides for an $85.1 million term loan (the “Term Loan”), the entirety of which was funded on the Closing Date. The Credit Agreement also permits the Company to make an one-time request for an additional commitment of up to $14.9 million, with funding of such commitment in the sole discretion of the Lenders, under certain circumstances and under the same terms as set forth in the Credit Agreement. On the Closing Date, the Company also entered into a Guarantee and Collateral Agreement, dated as of July 29, 2022, by and among the Company, the other grantors named therein and Atlas (the “Guarantee and Collateral Agreement”).
The Term Loan is set to mature on the earlier of (i) July 29, 2026 and (ii) 91 days prior to the then-current maturity date of the 2021 Convertible Notes, which matures on June 30, 2026, after giving effect to any extension, refinancing or replacement thereof (the “Maturity Date”).
The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the benchmark secured overnight financing rate (“SOFR”), which is a per annum rate equal to the greater of (y) the Term SOFR (as defined in the Credit Agreement) plus 0.2616% and (z) 1.0%, or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (x) the Prime Rate (as defined in the Credit Agreement), (y) the NYFRB Rate (as defined in the Credit Agreement) plus 0.5% and (z) the SOFR. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans.
The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries other than the assets of Hi-Power and is guaranteed by the Company’s subsidiaries other than Hi-Power. The Credit Agreement also contains customary affirmative and negative covenants. In particular, the Credit Agreement requires the Company to have liquidity of at least $9.6 million as of the last day of each fiscal quarter, subject to certain adjustments set forth in the Credit Agreement. In addition, the Credit Agreement limits the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. Furthermore, the limitation on the Company’s ability to incur indebtedness also (i) limits the amount of Pre-Advance Loans that the Company may have outstanding at any time to $15.0 million under the SEPA and (ii) requires the payment of principal and interest in kind on each of the Pre-Advance Loans (if any) and the 2021 Convertible Notes.

We expect capital expenditures and working capital requirements to increase as we seek to execute on our growth strategy. We currently anticipate that total capital expenditures for fiscal 2022 will be approximately $25.0 million to $35.0 million, which will be used primarily for additional equipment, automation, and other infrastructure to expand our capacity to meet our customer’s needs. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to equipment requirements to support the next generation(s) of our battery energy storage systems and growth in our backlog, our operating results, our ability to secure funding and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events.

The following table summarizes our cash flows from operating, investing, and financing activities for the periods presented.

	Six Months Ended June 30,
($ in thousands)	2022	2021
Net cash used in operating activities	$(86,992)	$(48,887)
Net cash used in investing activities	$(11,758)	$(15,784)
Net cash provided by financing activities	$10,584	$17,508
Cash flows from operating activities:
Cash flows used in operating activities to date have been primarily comprised of costs related to research and development, manufacturing of our products, and other general and administrative activities. As we expand the commercial-grade production of our battery energy storage systems, we expect our expenses related to personnel, manufacturing, research and development and selling, general and administrative activities to increase.
Net cash used in operating activities was $87.0 million for the six months ended June 30, 2022 which was comprised of a net loss of $102.5 million, adjusted for non-cash charges, including stock-based compensation of $7.4 million, depreciation and amortization of $2.3 million, change in fair value of embedded derivative of $11.7 million, change in fair value of warrants liability of $0.8 million, accreted interest on convertible notes payable of $1.5 million, and loss on write-down of property, plant and equipment of $2.0 million. The net cash inflow from changes in operating assets and liabilities was $13.1 million, primarily driven by an increase in accounts payable and accrued expenses of $20.6 million and increase in contract liabilities of $0.9 million, partially offset by an increase in accounts receivable of $0.7 million, an increase in vendor deposits of $5.3 million, and a decrease in notes payable of $4.7 million.
Net cash used in operating activities was $48.9 million for the six months ended June 30, 2021, which was comprised of a net loss of $75.5 million, adjusted for non-cash charges, including stock-based compensation of $5.7 million, depreciation and amortization of $1.1 million, loss from remeasurement of equity investment of $7.5 million, and a change in fair value of warrants liability of $0.4 million. The net cash inflow from changes in operating assets and liabilities was $12.8 million, primarily driven by an increase in notes payable of $18.4 million, increase in contract liability of $1.3 million, increase in accounts payable and accrued expenses of $1.4 million, partially offset by a decrease in the provision for firm purchase commitments of $3.4 million, increase in vendor deposits of $3.2 million, and an increase in inventory of $1.6 million. The cash used in operating activities includes $15.1 million in payments made to Holtec in connection with the termination of the JV agreement. In addition, a significant amount of cash was spent on materials to refine and improve our manufacturing process as well as research and development activities to improve quality consistency.
Cash flows from investing activities:
Cash flows used in investing activities for the six months ended June 30, 2022 were comprised primarily of payment made for purchases of property, plant and equipment of $11.5 million and notes receivable advanced to customers of $0.3 million.
Our cash flows used in investing activities for the six months ended June 30, 2021 were composed primarily of payments made for the Hi-Power acquisition of $0.2 million, purchases of property, plant and equipment of $7.5 million, investment in joint venture of $4.0 million, and notes receivable advanced to customers of $4.1 million.

Cash flows from financing activities:
Net cash provided by financing activities was $10.6 million for the six months ended June 30, 2022, primarily due to the net proceeds received from issuance of convertible notes of $7.2 million and proceeds received from issuance of common stock under SEPA of $5.0 million, partially offset by payments on the equipment financing facility of $0.8 million and $0.9 million for share repurchases from employees for tax withholding purposes.
Net cash provided by financing activities was $17.5 million for the six months ended June 30, 2021, primarily due to the proceeds received from warrants exercised of $16.9 million and from options exercised of $0.8 million.
We have certain obligations and commitments to make future payments under contracts. The following table sets forth our estimates of future payments at June 30, 2022. See Note 9, Note 14, Note 15, Note 16, and Note 19 for further information of these obligations and commitments.

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2021 Convertible Notes, including interest (1)	$128,271	$2,729	$10,917	$114,625	$—
Yorkville Convertible Note, including interest (2)	7,725	7,725	—	—	—
Note payable, including interest	15,000	5,000	10,000	—	—
Operating and capital lease	7,151	1,519	3,297	2,335	—
Firm purchase commitment	405	405	—	—	—
Equipment financing, including interest	6,815	2,453	4,362	—	—
Total	$165,367	$19,831	$28,576	$116,960	$—

(1) The methods of interest payments for the 2021 Convertible Notes are based on the Company's current intentions, which are subject to change. As of June 30, 2022, the Company intended to repay the contractual interest due on December 30, 2022 in-kind and remaining interest in cash. However, the Credit Agreement the Company entered into on July 29, 2022 limits the interest payment due in the future to be paid in-kind.

(2) As of the date of this report, the Company has repaid all outstanding amounts owed to Yorkville under the Promissory Note by issuing and selling 3,393,663 shares of common stock pursuant to Investor Notices delivered pursuant to the SEPA and the Supplemental Agreement.
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
Our significant accounting policies are described in Note 1 in the Notes to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Our most significant accounting policies, which reflect significant management estimates and judgment in determining amounts reported in our financial statements for the quarter ended June 30, 2022 were product warranty and fair value of the embedded conversion feature. There have been no material changes to our critical accounting estimates as compared to our critical accounting policies and estimates included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our market risk exposures for the six months ended June 30, 2022, as compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, and consistent with the evaluations previously reported in prior periods, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of material weaknesses resulting from our lack of a formalized internal control framework in accordance with COSO, inadequate segregation of duties in the financial reporting process, lack of review and approval of journal entries, and a lack of management review controls.
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
In light of these material weaknesses, we performed additional analyses, reconciliations, and other post-closing procedures to determine that our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management concluded that the condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
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
As disclosed in Note 9 of the Notes to our condensed consolidated financial statements, the Company was under a previously-reported investigation by the U.S. Department of Justice (the “DOJ”) for underpayment of certain custom duties in past years in connection with imports of batteries and battery components manufactured abroad. On July 7, 2022, the Company entered into a settlement agreement (the “Settlement Agreement”) with the DOJ and Vincent Icolari (“Relator”) to resolve the investigation. The investigation resulted from a qui tam lawsuit (the “Civil Action”) filed by the Relator in December 2019 alleging violations of the False Claims Act, which is currently pending in the United States District Court for the District of New Jersey.
Pursuant to the terms of the Settlement Agreement, Eos Energy has agreed to pay a total of $1.0 million to the United States and $0.1 million to Relator’s counsel. The Company had estimated the settlement amount and accrued it in the previously filed financial statement and the final settlement amount and legal fee were included in accrued expenses on the condensed consolidated balance sheets as of June 30, 2022.
As disclosed in Note 9 of the Notes to our condensed consolidated financial statements, in April 2022, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting information regarding a variety of matters, including negotiations and agreements with customers and the Company’s disclosures to investors. The Company is fully cooperating with the investigation, which is at an early stage, and is endeavoring to address all inquiries raised by the SEC staff as expeditiously as possible.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
4.1	Indenture, dated April 7, 2022, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2022)	Form 8-K	File No. 001-39291	10.1	April 13, 2022

4.2	Convertible Promissory Note, dated as of June 13, 2022, between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	4.1	June 13, 2022

10.1	Standby Equity Purchase Agreement, dated April 28, 2022, by and between Eos Energy Enterprises, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2022)	Form 8-K	File No. 001-39291	10.1	April 28, 2022

10.2*	Joinder to Investment Agreement, dated May 1, 2022 among Eos Energy Enterprises, Inc., Spring Creek Capital, LLC and Wood River Capital, LLC

10.3	Amendment No. 1 to the Standby Equity Purchase Agreement, dated as of April 28, 2022, between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	10.1	June 13, 2022

10.4	Supplemental Agreement, dated as of June 13, 2022, to the Standby Equity Purchase Agreement dated as of April 28, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	10.2	June 13, 2022

10.5	Senior Secured Term Loan Credit Agreement, dated as of July 29, 2022, by and among Eos Energy Enterprises, Inc., the lenders party thereto, and ACP Post Oak Credit I LLC, as administrative agent and collateral agent.	Form 8-K	File No. 001-39291	10.1	August 1, 2022

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

EOS ENERGY ENTERPRISES, INC.

Date: August 1, 2022	By:	/s/ Joe Mastrangelo
	Name:	Joe Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2022	By:	/s/ Randall Gonzales
	Name:	Randall Gonzales
	Title:	Chief Financial Officer (Principal Financial Officer)