Form 10-Q
period 2022-09-30
Eos Energy Enterprises, Inc.
filed 2022-11-07
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 74,100,703 shares of common stock as of November 2, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION
This report contains statements about the future, sometimes referred to as “forward-looking statements,” within the meaning of the “safe harbor provisions” of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the use of the words “anticipate,” “believe,” “estimate,” “project,” “expect,” “intend,” “plan,” “should,” and similar words and expressions. Statements that describe the Company’s future strategic plans, goals, or objectives are also forward-looking statements.
Readers of this report are cautioned that any forward-looking statements, including those regarding the management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties. Factors that may impact such forward-looking statements include, but are not limited to:
•changes adversely affecting the business in which we are engaged;
•our ability to forecast trends accurately;
•our ability to generate cash, service indebtedness and incur additional indebtedness;
•our ability to raise financing in the future;
•uncertainties around the final tax credits available to our customers or to Eos pursuant to the Inflation Reduction Act, uncertainties around our ability to secure conditional commitment or final approval of a loan from the Department of Energy LPO;
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
•the outcome of any legal proceedings that may be instituted against Eos;
•risks associated with evolving energy policies in the United States and other countries and the potential costs of regulatory compliance;
•risks associated with changes to U.S. trade environment;
•risks resulting from the impact of global pandemics, including the novel coronavirus, Covid-19;
•the ability to maintain the listing of Eos’s shares of common stock on NASDAQ;
•the ability of Eos’s business to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees;
•risks related to the inflationary economic environment;
•risk from supply chain disruptions and other impacts of geopolitical conflict;
•changes in applicable laws or regulations;
•the possibility that Eos may be adversely affected by other economic, business, and/or competitive factors; and
•other factors beyond our control.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and, except as required by law, the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. See also the “Risk Factors” disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional discussion of the risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied in its forward-looking statements.

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$38,431	$104,831
Restricted cash	1,885	861
Accounts receivable, net (allowance for expected credit losses of $8 and $9)	2,396	1,916
Inventory, net	23,193	12,976
Vendor deposits	9,283	16,653
Notes receivable, net	116	103
Contract assets, current	3,854	1,369
Prepaid expenses	915	2,595
Other current assets	1,562	1,268
Total current assets	81,635	142,572
Property, plant and equipment, net	29,823	12,890
Intangible assets, net	250	280
Goodwill	4,331	4,331
Notes receivable, long-term, net	3,678	3,547
Operating lease right-of-use asset, net	4,546	3,468
Long-term restricted cash	10,731	—
Other assets, net	3,487	2,087
Total assets	$138,481	$169,175
LIABILITIES
Current liabilities:
Accounts payable	$35,490	$12,531
Accrued expenses	15,966	7,674
Accounts payable and accrued expenses - related parties	—	1,200
Operating lease liability, current	1,067	1,084
Note payable, current	—	4,926
Long-term debt, current	2,822	1,644
Contract liabilities, current	465	849
Other current liabilities	31	9
Total current liabilities	55,841	29,917
Long-term liabilities:
Operating lease liability, long-term	4,426	3,224
Note payable, excluding current	—	13,769
Long-term debt, excluding current	81,953	4,727
Convertible notes payable - related party	78,743	84,148
Interest payable - related party	1,590	—
Contract liabilities, long-term	956	—
Warrants liability - related party	137	926
Other liabilities	3,174	17
Total long-term liabilities	170,979	106,811
Total liabilities	226,820	136,728

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
COMMITMENTS AND CONTINGENCIES (NOTE 16)

SHAREHOLDERS' (DEFICIT) EQUITY
Common Stock, $0.0001 par value, 300,000,000 and 200,000,000 shares authorized, 74,082,289 and 53,786,632 shares outstanding on September 30, 2022 and December 31, 2021, respectively	8	5
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding on September 30, 2022 and December 31, 2021	—	—
Additional paid in capital	501,376	448,969
Accumulated deficit	(589,727)	(416,527)
Accumulated other comprehensive income	4	—
Total shareholders' (deficit) equity	(88,339)	32,447
Total liabilities and shareholders' (deficit) equity	$138,481	$169,175
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Total revenue	$6,065	$718	$15,258	$1,494
Costs and expenses
Cost of goods sold	50,025	12,904	122,468	25,357
Research and development expenses	4,462	5,118	14,889	13,818
Selling, general and administrative expenses	14,651	8,825	48,045	28,952
Loss on pre-existing agreement	—	—	—	30,368
Loss from write-down of property, plant and equipment	496	—	2,501	11
Grant expense, net	—	157	4	113
Total costs and expenses	69,634	27,004	187,907	98,619
Operating loss	(63,569)	(26,286)	(172,649)	(97,125)
Other (expense) income
Interest expense, net	(2,766)	(132)	(3,388)	(307)
Interest expense - related party	(2,960)	(3,611)	(7,798)	(3,611)
Remeasurement of equity method investment	—	—	—	(7,480)
(Loss) gain on change in fair value of derivatives - related party	(416)	10,632	12,094	10,993
Income from equity in unconsolidated joint venture	—	—	—	440
(Loss) gain on debt (Extinguishment)/forgiveness	(942)	1,273	(942)	1,273
Other income (expense)	41	—	(472)	2,194
Loss before income taxes	$(70,612)	$(18,124)	$(173,155)	$(93,623)
Income tax expense	110	—	45	—
Net loss	$(70,722)	$(18,124)	$(173,200)	$(93,623)
Other comprehensive income
Foreign currency translation adjustment, net of tax	(1)	—	4	—
Comprehensive loss	$(70,723)	$(18,124)	$(173,196)	$(93,623)
Basic and diluted loss per share attributable to common shareholders
Basic	$(1.12)	$(0.34)	$(3.00)	$(1.79)
Diluted	$(1.12)	$(0.34)	$(3.00)	$(1.79)
Weighted average shares of common stock
Basic	63,065,884	53,636,894	57,705,811	52,307,820
Diluted	63,065,884	53,636,894	57,705,811	52,307,820
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Contingently Issuable Common Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances on June 30, 2022	58,519,739	$6	$461,165	$—	$5	$(519,005)	$(57,829)
Stock-based compensation	—	—	3,616	—	—	—	3,616
Release of restricted stock units	139,846	—	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(38,534)	—	(77)	—	—	—	(77)
Issuance of common stock under conversion of Yorkville Note	3,393,663	1	7,534	—	—	—	7,535
Issuance of common stock under ATM program	12,067,575	1	29,138	—	—	—	29,139
Foreign currency translation adjustment	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(70,722)	(70,722)
Balances on September 30, 2022	74,082,289	$8	$501,376	$—	$4	$(589,727)	$(88,339)

Balances on June 30, 2021	53,353,858	$5	$436,372	$—	$—	$(367,810)	$68,567
Stock-based compensation	—	—	4,412	—	—	—	4,412
Exercise of stock options	36,660	—	318	—	—	—	318
Exercise of warrants	282,332	—	3,247	—	—	—	3,247
Release of restricted stock units	25,990	—	—	—	—	—	—
Net loss	—	—	—	—	—	(18,124)	(18,124)
Balances on September 30, 2021	53,698,840	$5	$444,349	$—	$—	$(385,934)	$58,420
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Contingently Issuable Common Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances on December 31, 2021	53,786,632	$5	$448,969	$—	$—	$(416,527)	$32,447
Stock-based compensation	—	—	10,993	—	—	—	10,993
Exercise of warrants	600	—	7	—	—	—	7
Release of restricted stock units	567,453	—	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(166,690)	—	(929)	—	—	—	(929)
Issuance of common stock under conversion of Yorkville Note	3,393,663	1	7,534	—	—	—	7,535
Issuance of common stock under ATM program	12,067,575	1	29,138	—	—	—	29,139
Issuance of common stock under SEPA	3,967,939	1	4,603	—	—	—	4,604
Commitment fee for SEPA settled by common stock	465,117	—	1,061	—	—	—	1,061
Foreign currency translation adjustment	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(173,200)	(173,200)
Balances on September 30, 2022	74,082,289	$8	$501,376	$—	$4	$(589,727)	$(88,339)

Balances on December 31, 2020	48,943,082	$5	$395,491	$17,600	$—	$(292,311)	$120,785
Stock-based compensation	—	—	10,085	—	—	—	10,085
Release of Block B Sponsor Earnout Shares from restriction	859,000	—	—	—	—	—	—
Issuance of Contingently Issuable Common Stock	1,999,185	—	17,600	(17,600)	—	—	—
Exercise of stock options	123,837	—	1,074	—	—	—	1,074
Exercise of warrants	1,747,746	—	20,099	—	—	—	20,099
Release of restricted stock units	25,990	—	—	—	—	—	—
Net loss	—	—	—	—	—	(93,623)	(93,623)
Balances on September 30, 2021	53,698,840	$5	$444,349	$—	$—	$(385,934)	$58,420
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(173,200)	$(93,623)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	10,993	10,085
Depreciation and amortization	3,847	1,794
Loss from write-down of property, plant and equipment	2,501	11
Loss (gain) on debt extinguishment/ (forgiveness)	942	(1,273)
Amortization of right-of-use assets	635	619
Income from equity in unconsolidated joint venture	—	(440)
Remeasurement of equity method investment	—	7,480
Interest accretion and amortization of debt issuance costs	704	—
Interest accretion and amortization of debt issuance costs - related party	3,121	2,111
Commitment fee for SEPA agreement settled by common stock - related party	1,061	—
Gain on change in fair value of derivatives - related party	(12,094)	(10,993)
Changes in operating assets and liabilities:
Prepaid expenses	1,677	977
Inventory	(10,217)	(2,116)
Accounts receivable	(488)	(1,406)
Vendor deposits	3,960	(7,173)
Contract assets	(2,626)	(13)
Accounts payable	22,047	(339)
Accrued expenses	5,949	1,915
Accounts payable and accrued expenses - related parties	(1,200)	(2,517)
Interest payable - related party	1,590	1,500
Provision for firm purchase commitments	—	(5,475)
Operating lease liabilities	(528)	(586)
Contract liabilities	572	1,122
Note payable	(19,637)	18,530
Other	1,262	(795)
Net cash used in operating activities	(159,129)	(80,605)

Cash flows from investing activities
Investment in notes receivable	(261)	(4,724)
Business acquisition, net of cash acquired	—	(160)
Investment in joint venture	—	(4,000)
Purchases of property, plant and equipment	(18,778)	(11,346)
Net cash used in investing activities	(19,039)	(20,230)

Cash flows from financing activities
Principal payments on finance lease obligations	(6)	(9)
Proceeds from exercise of stock options	—	1,074
Proceeds from exercise of public warrants	7	20,099

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Nine months ended September 30,
	2022	2021
Proceeds from issuance of convertible notes - related party, net of issuance cost	7,225	100,000
Proceeds received from the Term Loan, net of discount	92,783	—
Payment of debt issuance costs	(12,703)	(4,369)
Proceeds from equipment financing facility	4,216	7,000
Repayment of equipment financing facility	(1,208)	—
Issuance of common stock under ATM program, net of commissions	29,139	—
Issuance of common stock under SEPA	5,000	—
Repurchase of shares from employees for income tax withholding purposes	(929)	—
Repayment of other financing	—	(94)
Net cash provided by financing activities	123,524	123,701
Effect of exchange rate changes on cash and cash equivalents	(1)	—

Net (decrease) increase in cash, cash equivalents and restricted cash	(54,645)	22,866
Cash, cash equivalents and restricted cash, beginning of the period	105,692	121,853
Cash, cash equivalents and restricted cash, end of the period	$51,047	$144,719

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$1,492	$355
Issuance of common stock under conversion of Yorkville Note	7,534	—
Issuance of convertible notes for interest paid in kind	3,087	—
Right-of-use operating lease assets in exchange for lease liabilities	2,112	4,351
Accrued and unpaid debt issuance costs	5,231	—

Supplemental disclosures
Cash paid for interest	$2,490	$233
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Eos Energy Enterprises, Inc. (the “Company” or "Eos") designs, develops, manufactures, and sells innovative energy storage solutions for utility-scale microgrid, and commercial & industrial (“C&I”) applications. Eos has developed a broad range of intellectual property with multiple patents ranging from the unique battery chemistry, mechanical product design, energy block configuration and software operating system (“Battery Management System” or “BMS”). The BMS software uses proprietary, Eos-developed algorithms and includes ambient and battery temperature sensors, as well as voltage and electrical current sensors for the electrical strings and the system. Eos focuses on developing and selling safe, reliable, long-lasting and low-cost turn-key alternating current (“AC”) integrated systems using Eos’ direct current (“DC”) battery energy storage system. The Company has a manufacturing facility in Turtle Creek, Pennsylvania to produce DC energy blocks with an integrated BMS. The Company’s primary applications focus on integrating battery storage solutions with: (1) renewable energy systems that are connected to the utility power grid; (2) renewable energy systems that are not connected to the utility power grid; (3) energy systems utilized to relieve congestion; and (4) storage systems to assist C&I customers in reducing their peak energy usage or participating in the utilities ancillary and demand response markets. The Company’s major market is North America with opportunistic growth opportunities in Europe, Oceania, Africa, and Asia.
Unless the context otherwise requires, the use of the terms “Eos,” “the Company,” “we,” “us,” and “our” in these notes to the unaudited condensed consolidated financial statements refers to Eos Energy Enterprises, Inc. and its consolidated subsidiaries.
Liquidity and Going Concern
Under U.S. GAAP, the Company is required to perform a two-step analysis of its ability to continue as a going concern: It must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued or available to be issued (Step 1). If the Company concludes that substantial doubt is raised, it is also required to consider whether the Company’s plans alleviate the substantial doubt (Step 2).
The Company continues to scale its operations, including deploying additional capital for capacity expansion to meet current customer demand. To date, the Company has incurred significant recurring losses and net operating cash outflows from operations. Operating expenses consist primarily of costs related to the Company’s research and development, sales activities, and recurring general and administrative expenses. Management and the Company’s Board of Directors expect the Company will eventually reach a scale of profitability through the sale of battery energy storage systems and other complementary products and services, and therefore, the Company believes the current stage of the Company’s lifecycle justifies continued intensive investment in the development and launch of products. Accordingly, the Company expects to continue to incur significant losses and net operating cash outflows from operations for the foreseeable future and to continue to require additional capital to fund the Company’s operations and obligations as they become due, including funding that is necessary to continue to scale up the Company’s operations to allow for the delivery of backlog, to secure additional order opportunities for its battery storage systems, and to continue to invest in research and development.
As of September 30, 2022, the Company had total assets of $138,481, including cash, cash equivalents and restricted cash of $51,047 (refer to Note 4, Cash, Cash Equivalents and Restricted Cash), total liabilities of $226,820, which includes the total amounts owed on the Company’s outstanding convertible notes payable of $78,743 and long-term debt of $84,775 (refer to Note 12, Borrowings) and a total accumulated deficit of $589,727, which is primarily attributable to the significant recurring losses the Company has accumulated since inception. The Company used cash in operating activities of $159,129 for the nine months ended September 30, 2022.
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
During the third quarter of 2022, the Company obtained the following additional financing: (a) the Company borrowed $94,681 under a Senior Secured Term Loan agreement (the “Term Loan”) to fund the Company’s manufacturing capacity, repay an existing outstanding note, and for general corporate purposes; (b) the Company borrowed an additional $4,216 under the equipment financing facility with Trinity Capital, Inc.; and (c) the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering program. Under the at-the-market-offering program, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price up to $100,000 through Cowen as sales agent and/or principal. The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any shares of the Company’s common stock sold through Cowen. In the third quarter, under this at-the-market program, the Company issued and sold a total of 12,067,575 shares and raised $30,040 ($29,139 net of commissions) at an average selling price of $2.49 per share.
The Term Loan agreement contains customary affirmative and negative covenants, which limit the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions (refer to Note 12, Borrowings). The Company was in compliance with all Term Loan covenants as of September 30, 2022.
In the second quarter of 2022, the Company entered into a $200,000 common stock Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. an affiliate of Yorkville Advisors, which was subsequently amended on June 13, 2022. The SEPA gives the Company the right, but not the obligation, to sell up to $200,000 of common equity to Yorkville at times of the Company’s choosing during the two-year term of the agreement. The SEPA provides for shares to be issued to Yorkville at a discounted price of 97.0% of the 3-day volume-weighted average price following notification to Yorkville that the Company seeks to draw upon the facility (refer to Note 11, Related Party Transactions and Note 12, Borrowings). Through the date of this filing, funds raised under the SEPA were $12,500; the Company did not utilize the SEPA in the third quarter.
As previously reported, the Company has moved through Part I of the application under the U.S. Department of Energy’s Loan Guarantee Solicitation for Applications for Renewable Energy Projects and Efficient Energy Projects (the “DOE Loan Program”) and submitted an application under Part II of the loan program in May 2022. In September 2022, the Company was invited to the due diligence stage of the DOE Loan Program. During this stage, the Company and the DOE will work to negotiate a term sheet setting out the principal terms and conditions of the loan. This work provides the DOE the foundation to advance the loan towards a conditional commitment. However, the DOE invitation to the due diligence stage is not an assurance that the DOE will offer a conditional commitment, or that the Company will secure a loan under the DOE Loan Program. The Company is seeking additional capital through securities offerings, other financing arrangements and grants to raise additional funding to support its operations.
There can be no assurance that the Company will be able to utilize the full value under the Sales Agreement with Cowen, utilize the SEPA to its full $200,000 capacity, successfully complete the DOE Loan Program, or otherwise be able to obtain new funding from other sources on terms acceptable to the Company, on a timely basis, or at all.
As of the date the accompanying condensed consolidated financial statements were issued, management concluded that the Company did not have sufficient capital on hand to support its current cost structure for twelve months after the date the accompanying condensed consolidated financial statements were issued. The Company expects to continue to incur significant losses and net operating cash outflows from operations for the foreseeable future. The Company expects to continue to require additional capital to fund operations and meet its obligations as they become due. The Company believes these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital, on acceptable terms, or at all, the Company may have to significantly delay, scale back or ultimately discontinue the development or commercialization of its product and/or consider a sale or other strategic transactions.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going-concern, which contemplates the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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
Foreign Currency
The Company follows the provisions of ASC 830, Foreign Currency Matters. The Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date. The operating results of foreign operations are translated at weighted average exchange rates. The related translation gains or losses are reported as a separate component of shareholders’ (deficit) equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions, which were insignificant for the three and nine months ended September 30, 2022 and 2021, are included as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.
Recently Adopted Accounting Pronouncements
On January 1, 2021, the Company adopted ASU 2016-02, Leases (“Topic 842”), using the transition method introduced by ASU 2018-11, which does not require revisions to comparative periods. The adoption of the new standard resulted in the recording of lease assets and lease liabilities of $3,662 and $4,465, respectively, as of January 1, 2021. The difference between the lease assets and lease liabilities primarily relates to deferred rent recorded in accordance with the previous leasing guidance. The new standard did not materially impact the Company’s condensed consolidated statements of operations and comprehensive loss or statements of cash flows.
On January 1, 2021, the Company adopted ASU No. 2016-13, Financial Instruments-Credit Losses (“Topic 326”), and the subsequent amendments. The standard sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies (cont.)
Recent Accounting Pronouncements
As of September 30, 2022, the Company implemented all applicable new accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates issued during the nine months ended September 30, 2022 that would have a material impact on the Company’s condensed consolidated financial statements.
2. Acquisition
On April 8, 2021, the Company entered into a unit purchase agreement (the “Purchase Agreement”) with Holtec Power, Inc. (“Holtec”). In accordance with the terms and conditions of which the Company purchased from Holtec the remaining 51% interest in HI-POWER, LLC (“Hi-Power”) that was not already owned by the Company. Hi-Power was incorporated as a joint venture between the Company and Holtec in 2019. In connection with the transaction, the Company also entered into a transition services agreement and a sublease with Holtec. The transaction closed on April 9, 2021. Following the consummation of the transactions set forth in the Purchase Agreement (the “Transactions”), Hi-Power became a 100% indirect, wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated.
The aggregate purchase price of $25,000 shall be paid pursuant to the following schedule: $5,000 on each of May 31, 2021, May 31, 2022, May 31, 2023, May 31, 2024, and May 31, 2025, as evidenced by a secured promissory note secured by the assets of the Company. The Purchase Agreement also required that the Company pay to Holtec, on the closing of the Transactions, an amount in cash equal to $10,283. Total payments to Holtec under this Purchase Agreement will be $35,283. During the third quarter of 2022, the Company repaid all outstanding amounts under the Purchase Agreement, which resulted in a loss on debt extinguishment of $942.
The fair value of these payments was $33,474 at the Acquisition Date and included $32,750 allocated to the termination of a pre-existing agreement with Holtec and $724 allocated to the acquisition.
The obligations and rights of both parties under the pre-existing Joint Venture Agreement were terminated at the time of acquisition and $32,750 of the fair value of the consideration transferred was allocated to the termination of the agreement, which resulted in a loss on the pre-existing agreement of $— and $30,368 for the three and nine months ended September 30, 2021, respectively.
Prior to the acquisition of the remaining 51% ownership interest in Hi-Power, the Company accounted for its initial 49% ownership interest in Hi-Power as an unconsolidated joint venture under the equity method of accounting. In connection with the acquisition of the remaining 51% ownership interest in Hi-Power, the Company’s condensed consolidated financial statements include all of the accounts of Hi-Power, and all intercompany balances and transactions have been eliminated in consolidation. The results of operations of Hi-Power have been included in the Company’s condensed consolidated financial statements since the date of acquisition.
The consideration transferred for the 100% ownership interest in connection with the acquisition, net of intercompany balances between the Company and Hi-Power, totaled $418, of which $205 represents the fair value of the Company’s previously held 49% ownership interest in Hi-Power. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, the Company remeasured the previously held 49% ownership interest in Hi-Power at its acquisition date fair value. As of the acquisition date, a loss of $7,480 was recognized in earnings for the remeasurement of the previously held 49% ownership interest.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Acquisition (cont.)
The following table summarizes the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the Acquisition Date.

Amount
Inventory	$2,666
Vendor deposits	818
Property, plant and equipment, net	74
Goodwill	4,331
Accounts payable and accrued expenses	(3,634)
Provision for firm purchase commitments	(3,890)
Net assets acquired, net of cash and cash equivalents of $53 (1)	$365
(1) Net assets acquired exclude the intercompany balance between Eos and Hi-Power and cash acquired.
The Company expects the goodwill recognized as part of the acquisition will be deductible for U.S. income tax purposes. The Company also incurred insignificant non-consideration acquisition expenses including legal and accounting services related to the acquisition, which are recorded in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss.
3. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning, and extended warranty services. Product revenues, which are generally recognized at a point in time, and service revenues, which are generally recognized over time, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue	$6,055	$714	$15,120	$1,478
Service revenue	10	4	138	16
Total revenues	$6,065	$718	$15,258	$1,494
With respect to contracts for which revenue is recognized over time, the Company performs reviews of the progress and execution of its performance obligations under these contracts periodically. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. Based upon these reviews, if at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. The Company recognized losses from contracts of $444 and $1,693 for the three and nine months ended September 30, 2022, respectively. No loss was recognized for the three and nine months ended September 30, 2021.
For the three months ended September 30, 2022, the Company had two customers who accounted for approximately 86.5% and 13.4% of the total revenue, respectively, and for the nine months ended September 30, 2022, the Company had one customer who accounted for 78.4% of the total revenue.
For the three months ended September 30, 2021, the Company had three customers who accounted for 49.4%, 33.0% and 17.5% of the total revenue and for the nine months ended September 30, 2021, the Company had three customers who accounted for 64.7%, 15.9% and 11.0% of the total revenue, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Revenue Recognition (cont.)
Contract assets and Contract liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers. Contract assets, current and contract liabilities are included separately on the condensed consolidated balance sheets and contract assets, long-term are included under other assets, net.

	September 30, 2022	December 31, 2021
Contract assets	$3,995	$1,369
Contract liabilities	$1,421	$849
The Company recognizes contract assets for certain contracts in which revenue recognition performance obligations have been satisfied, however, invoicing to the customer has not yet occurred. Contract liabilities primarily relate to consideration received from customers in advance of the Company’s satisfying performance obligations under contractual arrangements. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.
Contract assets increased by $2,626 during the nine months ended September 30, 2022 due to recognition of revenues for which invoicing has not yet occurred. Contract liabilities increased by $572 during the nine months ended September 30, 2022, reflecting $1,184 in customer advance payments, partially offset by the recognition of $612 of revenue during the nine months ended September 30, 2022 that was included in the contract liability balance at the beginning of the period.
Contract liabilities of $465 as of September 30, 2022 are expected to be recognized within the next twelve months and long-term contract liabilities of $956 are expected to be recognized as revenue over approximately the next three years. Contract assets of $3,854 as of September 30, 2022 are expected to be recognized within the next twelve months. Long-term contract assets of $141 are expected to be recognized as accounts receivable over approximately the next three years.
4. Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying condensed consolidated statements of cash flows consisted of the following:

	September 30, 2022	December 31, 2021	September 30, 2021
Cash and cash equivalents	$38,431	$104,831	$144,194
Restricted cash	1,885	861	525
Long-term restricted cash	10,731	—	—
Total cash, cash equivalents, and restricted cash	$51,047	$105,692	$144,719
5. Inventory
The following table provides information about inventory balances:

	September 30, 2022	December 31, 2021
Raw materials	$23,065	$11,898
Work-in-process	128	43
Finished goods	—	1,035
Total inventory, net	$23,193	$12,976

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
6. Property, Plant and Equipment, Net
The following table provides information about property, plant and equipment, net balances:

	Estimated Useful lives	September 30, 2022	December 31, 2021
Equipment	3 to 10 years	$25,160	$13,489
Finance lease	5 years	379	226
Furniture	3 to 10 years	1,688	808
Leasehold improvements	Lesser of useful life/ remaining lease	5,383	2,933
Tooling	2 to 3 years	6,821	3,053
Total		39,431	20,509
Less: Accumulated depreciation		(9,608)	(7,619)
Total property, plant and equipment, net		$29,823	$12,890
Depreciation expense related to property, plant and equipment was $1,571 and $687 for the three months ended September 30, 2022 and 2021, respectively, and $3,817 and $1,764 for the nine months ended September 30, 2022 and 2021, respectively.
For the three and nine months ended September 30, 2022, the Company recorded a loss from write-down of property, plant and equipment of $496 and $2,501, respectively. For the three and nine months ended September 30, 2021, the loss from write-down of property, plant and equipment was $— and $11, respectively.
7. Intangible Assets
Intangible assets consist of various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. The company recorded amortization expense of $10 for each period for the three months ended September 30, 2022 and 2021, respectively, and $30 for each period for the nine months ended September 30, 2022 and 2021 related to patents, respectively.
Estimated future amortization expense of intangible assets as of September 30, 2022 are as follows:

Amortization Expense
Remainder of 2022	$10
2023	40
2024	40
2025	40
2026	40
Thereafter	80
Total	$250
8. Notes Receivable, Net and Variable Interest Entities (“VIEs”) Consideration
Notes receivable primarily consist of amounts due to the Company related to the financing offered to certain customers. The Company reports notes receivable at the principal balance outstanding less an allowance for losses. The estimate of credit losses is based on historical trends, customers’ financial condition and current economic trends, all of which are subject to change. The Company charges interest at a fixed rate and calculates interest income by applying the effective rate to the outstanding principal balance.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8. Notes Receivable, Net and Variable Interest Entities (“VIEs”) Consideration (cont.)

The Company had notes receivable of $3,794 and $3,650 outstanding as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company recorded an allowance for expected credit loss from the notes receivable of $7 and $6, respectively.
The customers to whom the Company offers financing through notes receivables are VIEs. However, the Company is not the primary beneficiary, because the Company does not have power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Therefore, the VIEs are not consolidated into the Company’s consolidated financial statements but rather disclosed in the notes to the Company’s consolidated financial statements under ASC 810, Consolidation. The maximum loss exposure is limited to the carrying value of notes receivable as of the balances sheet dates.
9. Accrued Expenses
Accrued expenses were as follows:

	September 30, 2022	December 31, 2021
Accrued payroll	$4,659	$3,069
Warranty reserve	3,956	2,112
Accrued legal and professional expenses	987	826
Provision for contract losses	1,693	—
Insurance premium payable, current (1)	2,356	—
Other	2,315	1,667
Total accrued expenses	$15,966	$7,674
(1) Refer to Note 12, Borrowings for additional information.
The following table summarizes warranty reserve activity:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Warranty reserve - beginning of period	$3,636	$872	$2,112	$—
Additions for current period deliveries	962	917	2,463	1,757
Changes in the warranty reserve estimate	—	(61)	1,321	(29)
Warranty costs incurred	(642)	—	(1,940)	—
Warranty reserve - end of period	$3,956	$1,728	$3,956	$1,728
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
For the three and nine months ended September 30, 2022, grant (income) expense, net was $— and $4, respectively. For the three and nine months ended September 30, 2021, grant (income) expense, net was $157 and $113, respectively.
For the three and nine months ended of September 30, 2022 and 2021, the Company received no payments from the CEC. As of September 30, 2022 and December 31, 2021, the Company had grant receivables in the amounts of $1,250 and $1,020, which were included in other current assets, and deferred grant income of $157 and $—, which were included in accrued expenses, on the condensed consolidated balance sheets, respectively. The expenses incurred by the Company are offset against grant revenue earned or received from the CEC.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Related Party Transactions
2021 Convertible Notes Payable
In July 2021, the Company issued $100,000 aggregate principal amount of convertible notes to Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc. (the “2021 Convertible Notes”). In connection with these 2021 Convertible Notes, the Company paid $3,000 to B. Riley Securities, Inc., a related party, who acted as a placement agent. This transaction was reviewed and approved as a related party transaction. Refer to Note 12, Borrowings, for additional information.
Loss on pre-existing agreement
For the three and nine months ended September 30, 2021, $— and $30,368 was charged to loss on pre-existing agreement in connection with the acquisition of Hi-Power, respectively. Refer to Note 2, Acquisition, for the acquisition details.
Disgorgement of short swing profits
For the nine months ended September 30, 2021, the Company received $432 from its then affiliated company B. Riley Securities, Inc. resulting from disgorgement of short swing profits under Section 16 (b) of the Exchange Act. This amount was recognized as an increase to Additional Paid in Capital as a capital contribution from stockholder when it was earned.
Warrants liability
The Company issued private warrants to an affiliated company owned by B. Riley Financial, Inc. as of September 30, 2022 and December 31, 2021. Refer to Note 13, Warrants Liability - Related Party, for additional information.
Standby Equity Purchase Agreement
On April 28, 2022, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $200,000 of shares of its common stock at the Company’s request at any time during the commitment period, which commenced on April 28, 2022 and will end on the earlier of (i) May 1, 2024, or (ii) the date on which Yorkville shall have made payment of advances requested by the Company totaling up to the commitment amount of $200,000. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of common stock with an aggregate value of up to $20,000. The SEPA provides for shares to be sold to Yorkville at 97.0% of the Market Price (as defined below) and further provides that Yorkville cannot purchase any shares that would result in it owning more than 9.99% of the Company’s outstanding common stock at the time of an Advance or 19.99% of the Company's outstanding common stock as of the date of the SEPA (the “Exchange Cap”). The Exchange Cap will not apply under certain circumstances, including if the Company’s stockholders approve issuances in excess of the Exchange Cap. On June 28, 2022, shareholder approval was obtained to issue shares under the SEPA in excess of the Exchange Cap. “Market Price” is defined in the SEPA as the average of the VWAPs (as defined below) during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance notice to Yorkville. “VWAP” is defined in the SEPA to mean, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the Nasdaq Capital Market as reported by Bloomberg L.P. during regular trading hours.
Subject to Yorkville’s consent, the Company may request one or more pre-advance loans in amounts not to exceed $50,000 (each, a “Pre-Advance Loan”) from Yorkville. Pursuant to the terms and conditions set forth in the SEPA and the accompanying promissory note, Pre-Advance Loans must be repaid with the proceeds from sales of equity to Yorkville, to the extent outstanding at the time of an Advance, or otherwise in cash. Upon the terms and subject to the satisfaction of the conditions set forth in the SEPA, 465,117 shares were issued as consideration for its irrevocable commitment to purchase the Common Shares. As of September 30, 2022, there were no outstanding balances for Pre-Advance loans.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Related Party Transactions (cont.)
As the Company has the right, but not the obligation, to sell up to $200,000 of common stock to Yorkville, subject to certain limitations, at the time of the Company’s choosing during the term of the agreement, the Company determined that SEPA represents a derivative financial instrument under ASC 815, Derivatives and Hedging, which should be recorded at fair value at inception and each reporting date thereafter. The financial instrument was classified as a derivative asset with a fair value of zero at the inception of the SEPA and as of September 30, 2022.
For the nine months ended September 30, 2022, the Company has received cash of $5,000 from the issuance of 3,967,939 shares. Yorkville owned 4,433,056 shares of common stock immediately following this issuance.
On June 13, 2022, the Company issued and sold a convertible promissory note with an aggregate principal amount of $7,500 (the “Promissory Note” or “Yorkville Convertible Notes”) in a private placement to Yorkville under a supplemental agreement dated as of June 13, 2022 (the “Supplemental Agreement”) to the SEPA between the Company and Yorkville. The Supplemental Agreement gave Yorkville the right to deliver notices (each, an “Investor Notice”) requiring the Company to deliver an Advance notice under the SEPA for the issuance and sale of common stock for so long as there was an outstanding balance owed under the Promissory Note. In July and August 2022, the Company issued 3,393,663 shares of common stock at a price of $2.21 per share, and used the proceeds from the issuance to repay all outstanding amounts owed to Yorkville pursuant to the Promissory Note (see Note 12, Borrowings).
12. Borrowings

The Company’s debt obligations at carrying value consist of the following related and third-party borrowings:

	September 30, 2022		December 31, 2021
	Borrowing Outstanding	Carrying Value	Borrowing Outstanding	Carrying Value
Yorkville Convertible Promissory Note - Related party - due September 2022(1)	$—	$—	$—	$—
2021 Convertible Notes Payable – Related party - due June 2026	105,987	78,743	102,900	84,148
Total Convertible Notes Payable - Related Party	$105,987	$78,743	$102,900	$84,148

Senior Secured Term Loan - due March 2026	$94,681	$75,492	$—	$—
Equipment financing facility - due April 2025	9,299	9,283	6,389	6,371
Total long-term debt outstanding	103,980	84,775	6,389	6,371
Long-term debt, current	2,822	2,822	1,644	1,644
Long-term debt, excluding current	$101,158	$81,953	$4,745	$4,727
(1) The outstanding balance of the Yorkville Convertible Promissory Note was converted into common shares during the third quarter of 2022.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Yorkville Convertible Promissory Note - Related Party
On June 13, 2022, the Company issued and sold the Promissory Note with a stated principal amount of $7,500 in a private placement to Yorkville under a Supplemental Agreement. The Promissory Note had a maturity date of September 15, 2022. The Promissory Note was issued with a 2% original issue discount and bears interest only upon the occurrence of an Event of Default. The Promissory Note gives Yorkville the right, but not the obligation, to convert principal and accrued interest into shares of the Company’s common stock at a conversion price of $2.21 (the “Conversion Price”) any time prior to the maturity date, subject to the terms and conditions of the Promissory Note.
The Company incurred $125 of legal fees in connection with the issuance of the Promissory Note. These costs were accounted for as debt issuance costs and recorded as a reduction to the initial carrying value of the Promissory Note. Interest expense for the Promissory Note was $201 and $309 for the three and nine months ended September 30, 2022, respectively.
In July and August 2022, pursuant to the terms of the Supplemental Agreement, Yorkville delivered six Investor Notices under the SEPA requiring the Company to issue and sell an aggregate of 3,393,663 shares of common stock at a price of $2.21 per share. The total purchase price of the shares of common stock was $7,500. The proceeds from the issuance of the shares were used to repay all outstanding amounts owed to Yorkville pursuant to the Promissory Note. As of September 30, 2022, the outstanding balance of the Promissory Note was zero.
2021 Convertible Notes Payable – Related Party
On July 6, 2021, the Company entered into an investment agreement with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries. The investment agreement provides for the issuance and sale to Koch Industries of convertible notes in the aggregate principal amount of $100,000 (the “2021 Convertible Notes”). The maturity date of the 2021 Convertible Notes is June 30, 2026, subject to earlier conversion, redemption, or repurchase.
The Company estimated the fair value of the embedded conversion feature using a binomial lattice model at the inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy (refer to Note 15, Fair Value Measurement). The assumptions used to determine the fair value of the embedded conversion feature are as follows:

	September 30, 2022	December 31, 2021
Term	3.8 years	4.5 years
Dividend yield	—%	—%
Risk-free interest rate	4.1%	1.2%
Volatility	75.0%	60.0%
Effective debt yield	25.0%	19.0%
As of September 30, 2022 and December 31, 2021, the fair value of the embedded conversion feature was $1,076 and $12,359, respectively. The (loss) gain from the change in fair value of the embedded derivative conversion feature for the three months ended September 30, 2022 and 2021 amounted to $(369) and $9,927 and for the nine months ended September 30, 2022 and 2021 amounted to $11,304 and $9,927, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Interest expense recognized on the 2021 Convertible Notes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,590	$1,500	$4,677	$1,500
Amortization of debt discount	1,065	781	2,532	781
Amortization of debt issuance costs	104	1,330	281	1,330
Total	$2,759	$3,611	$7,490	$3,611

The balances for the 2021 Convertible Notes are as follows:

	September 30, 2022	December 31, 2021
Principal	$105,987	$102,900
Unamortized debt discount	(25,811)	(28,321)
Unamortized debt issuance costs	(2,509)	(2,790)
Embedded conversion feature	1,076	12,359
Aggregate carrying value	$78,743	$84,148
During the second quarter of 2022, the contractual interest in-kind of $3,087 was recorded as an increase to the 2021 Convertible Note’s principal balance on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, interest payable attributable to the 2021 Convertible Notes was $1,590 and $—, respectively. As of September 30, 2022, the Company was obligated to repay all contractual interest attributable to the 2021 Convertible Notes in-kind in accordance with the terms under the Senior Secured Term Loan (see below). Therefore, such interest was recorded as a long-term liability on the condensed consolidated balance sheets.
Senior Secured Term Loan
On July 29, 2022, the Company entered into a Senior Secured Term Loan Agreement (the “Term Loan”) with Atlas Credit Partners (ACP) Post Oak Credit I LLC, as administrative agent for the lenders and collateral agent for the secured parties. The Term Loan agreement provided for an aggregate commitment of $94,681 during the third quarter of 2022. Any additional funding under the Term Loan facility is at the discretion of the agent and lenders. The Term Loan is scheduled to mature on the earlier of (i) July 29, 2026, and (ii) 91 days prior to the current maturity date of the 2021 Convertible Notes of June 30, 2026. The Company has the right at any time to prepay any Borrowing in whole or in part in an amount of not less than $500.
The Company agreed to use the proceeds from the Term Loan to (i) fund growth investments and for general corporate purposes including corporate-level research and development investments, (ii) expand the manufacturing facility of the Company’s wholly owned subsidiary, Hi-Power, in the Turtle Creek, Pittsburgh area in Pennsylvania, (iii) redeem in full the Company’s existing indebtedness to Holtec Power, Inc. and (iv) pay certain insurance premiums, interest reserves, fees and expenses incurred in connection with the Term Loan agreement.
The outstanding principal balance of the Term Loan bears interest, at the applicable margin plus, at the Company’s election, either (i) the benchmark secured overnight financing rate (“SOFR”), which is a per annum rate equal to (y) the Adjusted Term SOFR (as defined in the Term Loan Agreement) plus 0.2616%, or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (x) the Prime Rate (as defined in the Term Loan), (y) the NYFRB Rate (as defined in the Term Loan Agreement) plus 0.5% and (z) the SOFR. The applicable margin under the Credit Agreement is 8.5% per annum with respect to SOFR loans, and 7.5% per annum with respect to ABR loans. Interest on the Term Loan accrues at a variable interest rate, and interest payments are due quarterly. The Company may elect to convert SOFR Loans to ABR (and ABR Loans to SOFR). As of September 30, 2022, the interest rate in effect for the Term Loan for the third quarter of 2022 interest payment was 11.3% (at the SOFR).

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Any repayment of principal prior to the second anniversary of the issuance date is subject to a call premium. The call premium is equal to the present value of all interest payments due through June 30, 2024, calculated using a discount rate equal to the applicable treasury rate as of the repayment date plus 50 basis points. Also, there are no embedded derivatives from the Term Loan that required bifurcation.
Debt issuance costs of $12,607 and fees of $1,898 were paid to the Lenders in connection with the Credit Agreement. These fees shall be amortized, utilizing the effective interest method through loan maturity. The amortization shall be included in interest expense in the condensed consolidated statements of operations and comprehensive loss. The debt issuance costs include credit wrap insurance policy premiums in the amount of $11,724. The credit wrap insurance provides the Lender with a guarantee on the Company’s credit risk. In the event the Term Loan remains outstanding on the first, second and third anniversaries of the closing date, the Company will be required to pay additional insurance premiums equal to 3%, 3%, and 2%, respectively of the Term Loan balance then outstanding. At closing, the Company accrued $5,231 for the present value of the future credit wrap insurance policy premiums.
On the closing date, the Company also entered into a Guarantee and Collateral Agreement. The Term Loans issued are secured by substantially all the assets of the Company and its subsidiaries other than the Company’s equity interests in Hi-Power and assets of Hi-Power, and are guaranteed by the Company's subsidiaries other than Hi-Power. Additionally, interest is required to be escrowed in an amount equal to the aggregate amount of the four immediately following interest payments owed on the Loans which was $10,731 at September 30, 2022. This escrowed and restricted cash is presented on a separate line item on the condensed consolidated balance sheets as long-term restricted cash.
The agreements also contain customary affirmative and negative covenants. They limit the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. Furthermore, the limitation on the Company’s ability to incur indebtedness also (i) limits the amount of Pre-Advance Loans that the Company may have outstanding at any time to $15,000 under the SEPA and (ii) requires the payment of principal and interest in kind on each of the Pre-Advance Loans (if any) and the 2021 Convertible Notes. The Company was in compliance with all Term Loan covenants as of September 30, 2022.
The effective annual interest rate of the Term Loan is 19.2%.
The following table summarizes interest expense recognized:

Three and Nine Months Ended September 30,
2022
Contractual interest expense	$1,861
Amortization of debt discount	53
Amortization of debt issuance costs	495
Total	$2,409
The Term Loan balance is as follows:

September 30, 2022
Principal	$94,681
Unamortized debt discount	(1,846)
Unamortized debt issuance costs	(17,343)
Aggregate carrying value	$75,492

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Equipment Financing facility
Long-term debt consists of the outstanding balances from the $25,000 equipment financing facility with Trinity Capital Inc. ("Trinity"). As of September 30, 2022, the Company had drawn a total of $11,216 from the equipment financing facility. On September 30, 2022, the Company borrowed $4,216 with an effective interest rate of 16.2%, and debt issuance costs of $96. On September 30, 2021, the Company borrowed $7,000 with an effective interest rate of 14.3% and debt issuance costs of $175. Additionally, a commitment fee of $188 was paid at the 2021 closing of the equipment financing facility. On September 30, 2022, an amendment to the Master Equipment Financing Agreement removed the non-utilization fee. Also, on this date, the equipment facility’s unused commitment of $13,784 expired.
As of September 30, 2022 and December 31, 2021, equipment financing debt outstanding was $84,775 and $6,371, with $2,822 and $1,644 of the principal recorded as a current liability on the condensed consolidated balance sheets, respectively. For the three and nine months ended September 30, 2022, the Company recognized $190 and $615 as interest expense attributable to the equipment financing agreement, respectively. For the three and nine months ended September 30, 2021, the Company did not recognize any interest expense for the equipment financing agreement.
Other Borrowings
Note Payable – Hi-Power
In connection with the Hi-Power acquisition (refer to Note 2, Acquisition), the Company agreed to pay an aggregate purchase price of $25,000. Principal payments of $5,000 were paid in May 2021 and 2022. The fair value of the note payable was estimated using active market quotes, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements, which were Level 2 inputs (refer to Note 15, Fair Value Measurement). As of December 31, 2021, notes payable included a current portion of $4,926 and a long-term portion of $13,769, respectively. The Note was extinguished during the third quarter of 2022 with proceeds from the Term Loan. The Company recognized a loss of $942 from debt extinguishment for the three and nine months ended September 30, 2022.
13. Warrants Liability - Related Party
The private placement warrants issued to the Sponsor of BMRG in its initial public offering on May 22, 2020 became exercisable on May 22, 2021. The private placement warrants are classified as Level 2 financial instruments in the fair value hierarchy (refer to Note 15, Fair Value Measurement). They are valued on the basis of the quoted price of the Company’s public warrants, adjusted for insignificant difference between the public warrants and the private placement warrants. As of September 30, 2022 and December 31, 2021, 325,000 private placement warrants were outstanding with a fair value of $137 and $926, respectively.
The change in fair value for the three months ended September 30, 2022 and 2021 amounted to $(47) and $705 and for the nine months ended September 30, 2022 and 2021 amounted to $790 and $1,066, respectively. The change has been recognized in loss (gain) on change in fair value of derivatives - related party in the Company’s condensed consolidated statements of operations and comprehensive loss.
14. Leases
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Leases (cont.)

Lessee
The Company leases machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. Lease assets and lease liabilities as of September 30, 2022 and December 31, 2021 were as follows:

	Classification on Balance Sheet	September 30, 2022	December 31, 2021
Assets
ROU operating lease assets	Operating lease right-of-use asset, net	$4,546	$3,468
Finance lease assets	Property, plant and equipment, net	163	28
Total lease assets		$4,709	$3,496

	Classification on Balance Sheet	September 30, 2022	December 31, 2021
Liabilities
Current
Operating lease liability	Operating lease liability, current	$1,067	$1,084
Finance lease liability	Other current liabilities	31	8
Long-term
Operating lease liability	Operating lease liability, long-term	4,426	3,224
Finance lease liability	Other liabilities	134	17
Total lease liabilities		$5,658	$4,333
Operating lease costs for the three months ended September 30, 2022 and 2021 were $352 and $279, respectively, and for the nine months ended September 30, 2022 and 2021 were $1,029 and $752, respectively. As of September 30, 2022, the weighted average remaining term for the operating leases was 4.06 years and the weighted average discount rate was 10.4%. The weighted average remaining term for the finance leases was 4.18 years and the weighted average discount rate was 19.9%.
Future minimum lease payments are as follows:

	Operating Leases	Financing Leases	Total
Remainder of 2022	$378	$15	$393
2023	1,538	60	1,598
2024	1,617	60	1,677
2025	1,701	55	1,756
2026	1,420	35	1,455
Later years	—	19	19
Total minimum lease payments	$6,654	$244	$6,898
Less amounts representing interest	1,161	79	1,240
Present value of minimum lease payments	$5,493	$165	$5,658

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Leases (cont.)

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
For the three and nine months ended September 30, 2022, the Company recognized revenue of $— and $1,166 from the sales-type lease, respectively. No revenue was recognized from the sales-type lease for the three and nine months ended September 30, 2021. Net sales-type lease receivables of $1,456 and $347, net of unearned finance income, are recorded under other assets on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

15. Fair Value Measurement
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, private placement warrants, accounts receivable, notes receivable, contract assets, accounts payable, note payable, convertible notes payable — related party, contract liabilities and long-term debt.
Accounting standards establish a hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
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
The table below summarizes the fair values of certain liabilities that are included within the Company’s accompanying condensed consolidated balance sheets, and their designations among the three fair value measurement categories:

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Private placement warrants	$—	$137	$—	$—	$926	$—
Embedded derivative liability within the 2021 Convertible Notes	$—	$—	$1,076	$—	$—	$12,359
The following table presents a roll-forward of the activity of the embedded derivative liability within the 2021 Convertible Notes. This liability was measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$707	$—	$12,359	$—
Additions	—	29,866	21	29,866
Change in fair value included in earnings	369	(9,927)	(11,304)	(9,927)
Balance at end of the period	$1,076	$19,939	$1,076	$19,939
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets was as follows:

	Level in Fair Value Hierarchy	September 30, 2022		December 31, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	3	$3,794	$1,907	$3,650	$2,805
Note payable	3	$—	$—	$18,695	$14,607
2021 Convertible Notes*	3	$77,667	$58,140	$71,789	$61,866
Term Loan Agreement	3	$75,492	$73,666	$—	$—
Equipment financing facility	3	$9,283	$8,108	$6,371	$5,951
*The 2021 Convertible Notes excluded the embedded derivative liability.
16. Commitments and Contingencies
Lease Commitments
The Company has lease commitments under lease agreements. Refer to Note 14, Leases, for additional information.
Firm Purchase Commitment
To ensure adequate and timely supply of raw material for production, the Company, from time to time, enters into non-cancellable purchase and service contracts with vendors. As of September 30, 2022, the Company had open inventory purchase commitments of $127 under these contracts.
Minimum Volume Commitment
In June 2022, the Company entered into a long-term supply agreement with a minimum volume commitment with a third party, which provides services to process certain raw materials. Any purchase order issued under this supply agreement will be non-cancellable. To the extent the Company fails to order the guaranteed minimum volume defined in the contract at the end of the term, the Company is required to pay the counterparty an amount equal to the shortfall, if any, multiplied by a fee. As of September 30, 2022, the Company had open purchase commitments of $501 under this agreement. The Company believes that the probability of failing to meet the minimum volume commitment is remote and no shortfall penalty has been accrued as of September 30, 2022.
Legal Proceedings
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Commitments and Contingencies (cont.)
Pursuant to the terms of the settlement agreement, the Company has agreed to pay a total of $1,017 to the United States Department of Justice and $70 to Relator’s counsel. Upon receipt of such payments, the DOJ and the Relator have agreed to release the Company from civil monetary and administrative claims under the False Claims Act and the Relator has agreed to release the Company from any claims related to the Civil Action. The Company has fully settled this liability as of September 30, 2022.
As previously disclosed, in April 2022, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”). On August 29, 2022, the Company received a letter from the SEC informing the Company that the SEC’s investigation relating to the subpoena has concluded without any recommendation for enforcement action as to the Company.
17. Stock-Based Compensation
Stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options	$1,357	$657	$2,778	$3,204
Restricted stock units	2,259	3,755	8,215	6,881
Total	$3,616	$4,412	$10,993	$10,085
The stock compensation expense has been recorded in cost of goods sold, research and development expenses, and selling, general and administrative expenses.
The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2021	2,023,460	$9.51	6.3
Granted	2,950,224	$1.31
Cancelled/Forfeited	(288,728)	$7.69
Options Outstanding at September 30, 2022	4,684,956	$4.46	7.8
Options Exercisable at September 30, 2022	2,388,088	$6.33	7.0
A summary of restricted stock units (RSUs) activity during the nine months ended September 30, 2022 is as follows:

	Units	Weighted-Average Grant-Data Fair Value
RSUs Outstanding at December 31, 2021	2,194,756	$16.36
Granted	2,321,885	$3.04
Cancelled/Forfeited	(699,279)	$11.05
Vested	(567,453)	$17.44
RSUs Outstanding at September 30, 2022	3,249,909	$7.80

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

17. Stock-Based Compensation (cont.)
In 2022, the Company reserved an additional 2,537,866 shares for the Amended and Restated 2020 Incentive Plan. As of September 30, 2022 and December 31, 2021, 536,670 and 2,282,906 shares, respectively, remain for future issuance. Options generally have a term of five to ten years and vest over periods ranging from three months to five years. RSUs generally vest over periods from three to four years. During the nine months ended September 30, 2022, the Company granted 75,000 RSUs and 2,000,000 options with performance and service conditions. Stock compensation is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For awards with performance conditions, compensation expense is recognized using an accelerated attribution method over the vesting period. The performance conditions primarily relate to achievement of sales and financing targets. As of September 30, 2022, there were 1,950,000 and 60,000 performance-based stock options and RSUs, respectively, all of which are expected to vest in the next four years.
As of September 30, 2022, total unrecognized compensation expense was $20,101 of which $18,182 was attributable to unvested RSUs and $1,919 was attributable to unvested stock options. Compensation expense for these unvested awards is expected to be recognized over a weighted-average remaining vesting period of 0.7 years for stock options, and 1.7 years for RSUs.
The weighted average assumptions used to determine the fair value of options granted in the nine months ended September 30, 2022 and 2021 were as follows:

	2022	2021
Volatility	61.42%	58.70%
Risk free interest rate	3.19%	0.70%
Expected life (years)	4.55	4.28
Dividend yield	0%	0%
The RSUs issued were valued at the stock price of the Company on the date of grant.
The weighted average grant date fair value of all options granted was $0.68 and $8.08 per option for the nine months ended September 30, 2022 and 2021, respectively.
18. Income Taxes
For the three and nine months ended September 30, 2022, income tax expense was $110 and $45, respectively, related to taxable earnings from the Company’s foreign operations. There was no income tax expense recorded for the three and nine months ended September 30, 2021. The income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes. This is due to non-taxable gains, foreign operations, and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.
The Company estimates and applies the annual effective tax rate to its ordinary earnings each interim period. Any significant unusual or infrequent items, if any, are not included in the estimation of the annual effective tax rate. Rather, these items and their related income tax expense are separately stated in the interim period in which they occur. The quarterly estimate of the annual effective tax rate and related tax expense is subject to variation due to a multitude of factors. Factors may include, but are not limited to, the inability to accurately predict the Company’s pre-tax and taxable income and loss.
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at September 30, 2022 and December 31, 2021 due to cumulative losses. Therefore, the Company has a valuation allowance against its net deferred tax assets.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Income Taxes (cont.)
As of September 30, 2022 and December 31, 2021, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is not currently under examination by any taxing jurisdiction, and none of the uncertain tax positions are expected to reverse within the next 12 months.
The Company files income tax returns in U.S. federal and various state jurisdictions, as well as Italy and India. The Company expects the goodwill recognized as part of the acquisition is amortizable for U.S. income tax purposes. The open tax years for federal returns is 2018 and forward, and open tax years for state returns is generally 2017 and forward. In addition, net operating losses generated in closed years and utilized in open years are subject to adjustment by the tax authorities.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. There are two major corporate tax provisions included in the Act. In general, the IRA creates a 15% corporate alternative minimum tax (“CAMT”) on any corporation that has (or has had) average annual “adjusted financial statement income” for a three-year period preceding the tax year that exceeds $1 billion. The CAMT is effective for tax years beginning after December 31, 2022. The IRA also imposes on publicly traded U.S. corporations a 1% excise tax on certain repurchases of their stock. The excise tax is effective for stock repurchases after December 31, 2022. The Company does not expect the aforementioned provisions in the IRA to have any material impact on the Company’s financial statements.
IRA features significant economic incentives for both energy storage customers and manufacturers that begin for projects placed in service after December 31, 2022. Customers placing new energy storage facilities in service after this date will be allowed to claim at least a thirty percent investment tax credit under certain conditions. The Company expects the enactment of the IRA will be favorable for the overall business.
The IRA includes economic incentives for energy storage manufacturers starting in 2023 that can be claimed on battery components manufactured in the U.S. These incentives can be monetized by direct payment from the Internal Revenue Service for up to five consecutive years, after which these tax credits can be sold to other companies for cash. The Company is still assessing the overall impact and applicability of the tax credit provisions included within the IRA.
19. Shareholders’ (Deficit) Equity
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
On June 28, 2022, the Company’s shareholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock with $0.0001 par value from 200,000,000 to 300,000,000. The holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 74,082,289 and 53,786,632 shares of common stock issued and outstanding.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Shareholders’ (Deficit) Equity (cont.)
Contingently Issuable Common Stock
Following the closing of the Merger, and as additional consideration for the transaction, the Company was obligated to issue within five years from the closing date to each unitholder of Eos Energy Storage LLC (“EES”) its pro-rata proportion of a one-time issuance of an aggregate of 2,000,000 Shares (the “Earnout Shares” or "Contingently Issuable Common Stock"). The event would be triggered if within 5 business days after (i) the closing share price of the Company's shares traded equaling or exceeding $16.00 per share for any 20 trading days within any consecutive 30-trading day period during the Earnout Period or (ii) a Change of Control (or a definitive agreement providing for a Change of Control having been entered into) during the Earnout Period (each of clauses (i) and (ii), a “Triggering Event”).
On January 22, 2021, the Triggering Event for the issuance of the Earnout Shares occurred as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period during the Earnout Period. Accordingly, 1,999,185 Earnout Shares were issued to the unitholders of EES.
Sponsor Earnout Shares
Pursuant to the Sponsor Earnout letter signed in connection with the Merger, 1,718,000 shares of common stock issued and outstanding held by BMRG ("Sponsor Earnout Shares") were subject to certain transfer and other restrictions, under which (a) 859,000 Sponsor Earnout Shares ("Block A Sponsor Earnout Shares") are restricted from being transferred unless and until either, for a period of five years after the Closing, (i) the share price of the Company’s common stock equals or exceeds $12.00 per share for any 20 trading days within any consecutive 30-trading day period or (ii) a change of control occurs for a share price equaling or exceeding $12.00 per share, and (b) the remaining 859,000 Sponsor Earnout Shares ("Block B Sponsor Earnout Shares") are subject to similar restrictions except that the threshold is increased from $12.00 to $16.00. If after the five year period, there are no Triggering Events, the Sponsor Earnout Shares will be forfeited and canceled for no consideration. If after the five year period, only the Triggering Event described in clause (a) above has occurred, the remaining 859,000 Sponsor Earnout Shares described in clause (b) will be forfeited and canceled for no consideration.
On January 22, 2021, as the Company's stock price exceeded $16.00 per share for 20 trading days within a consecutive 30-trading day period, the Block B Sponsor Earnout Shares were released from restriction.
Treasury Stock
For the three and nine months ended September 30, 2022, the Company recorded treasury stock of $77 and $929 for shares withheld from employees to cover the payroll tax liability of RSUs vested. The treasury stock was immediately retired. No treasury stock was recorded for the three and nine months ended September 30, 2021.
Public warrants
The Company sold warrants to purchase 9,075,000 shares of the Company's common stock in a public offering and a private placement on May 22, 2020. Each warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. For the three months ended September 30, 2022 and 2021, — and 282,332 of public warrants were exercised, respectively, and for the nine months ended September 30, 2022 and 2021, 600 and 1,747,746 of public warrants were exercised, respectively. On September 30, 2022 and December 31, 2021, there were 7,001,654 and 7,002,254 public warrants outstanding.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Shareholders’ (Deficit) Equity (cont.)
Standby Equity Purchase Agreement
On April 28, 2022, the Company entered into the SEPA with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville up to $200,000 of shares of its common stock at the Company’s request at any time during the commitment period, which commenced on April 28, 2022 and will end on the earlier of (i) May 1, 2024, or (ii) the date on which Yorkville shall have made payment of advances requested by the Company totaling up to the commitment amount of $200,000. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of common stock with an aggregate value of up to $20,000. The SEPA provides for shares to be sold to Yorkville at 97.0% of the Market Price and further provides that Yorkville cannot purchase any shares that would result in it owning more than 9.99% of the Company’s outstanding common stock at the time of an Advance or 19.99% of the Company's outstanding common stock as of the date of the SEPA (refer to Note 11, Related Party Transactions).
Upon the Company’s entry into the SEPA, 465,117 shares were issued to Yorkville as consideration for its irrevocable commitment to purchase common stock pursuant to the SEPA. The fair value of these shares of $1,061 was recorded as other expense in the condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2022, the Company generated net proceeds of $5,000 from the issuance of 3,967,939 shares at an average price of $1.26 per common share under the SEPA. In July and August 2022, the Company issued and sold 3,393,663 shares of common stock at a price of $2.21 per share, and used the proceeds from the issuance to repay all outstanding amounts owed to Yorkville pursuant to the Promissory Note (see Note 12, Borrowings).
At-the-Market Offering Program
On August 5, 2022, the Company entered into the Sales Agreement with Cowen, with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $100,000 (the “Placement Shares”) through Cowen as its sales agent and/or principal.
The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any Placement Shares sold. The Company will also reimburse Cowen for certain expenses incurred in connection with the Sales Agreement. The Sales Agreement will terminate upon the earlier of (i) the sale of all Placement Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with the terms and conditions set forth therein.
During the third quarter of 2022, the Company sold 12,067,575 shares raising net proceeds of $29,139, at an average selling price of $2.49 per share, which was recognized as an adjustment to Common Stock and Additional Paid-in Capital.
Earnings (loss) Per Share
Basic earnings per share (EPS) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. As the Company incurred a net loss for the three and nine months ended September 30, 2022 and 2021, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible redeemable notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and nine months ended September 30, 2022 and 2021. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Shareholders’ (Deficit) Equity (cont.)

	For the Three and Nine Months Ended September 30,
	2022	2021
Stock options and restricted stock units	7,934,865	4,451,952
Public and private placement warrants	7,326,654	7,327,254
Convertible Notes (if converted)	5,298,396	4,999,100
20. Subsequent Events
The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited financial statements for the nine months ended September 30, 2022 and 2021 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including the financial statements and notes thereto.
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
Strategy
The Company offers an innovative Znyth™ aqueous zinc battery energy storage system designed to provide the operating flexibility to manage increased grid complexity deriving from an overall increase in renewable energy generation and a congested grid coming from an increase in electricity demand growth. The Company’s battery energy storage system is a proven chemistry with accessible non-precious earth components in a durable design that delivers results in even the most extreme temperatures and conditions; and is safe, scalable, sustainable and manufactured in the United States. The Company’s battery energy storage system is the core of its innovative systems that today provide utilities, independent power producers, renewables developers, and C&I customers with a proven, reliable energy storage alternative for 3- to 12-hour discharge durations. The Company’s innovative spirit extends to its manufacturing strategy, which includes proprietary equipment and processes that allow the Company to scale quickly and with a lower capital intensity than other similar technologies. The Company believes its technology will continue to reduce cost and improve the operating efficiency and competitiveness of its battery energy storage systems.
The Company’s growth strategy contemplates increasing sales of battery energy storage systems and related software and services through a direct sales team and sales channel partners. The Company’s current and target customers include utilities, project developers, independent power producers and commercial and industrial companies.
In addition to the Company’s battery energy storage systems, the Company currently offers: (a) a Battery Management System, a remote asset monitoring capability and service to track the performance and health of the Company’s battery energy storage system and to proactively identify future system performance issues through predictive analytics; (b) project management services to ensure the process of implementing the Company’s battery energy storage systems are coordinated in conjunction with the customer’s overall project plans; (c) commissioning services that ensure the customer’s installation of the battery energy storage system meets the performance expected by the customer; and (d) operations and maintenance plans to maintain optimal operating performance of the Company’s systems.

Significant Factors Affecting Operating Results
Commercialization
The Company achieved third-party product safety certification from Underwriter Laboratories (“UL”) for the Company’s current energy storage system in August 2021. The Company is preparing to provide a Declaration of Conformity for the Company’s energy storage system for the European marketplace.
The Company continued to ramp up production of the current generation product and enhanced its factory testing protocols through September 30, 2022, to ensure that its battery energy storage systems will operate at expected and optimized performance.
The Company continues to invest in the design and development of the next generation product, the Eos Z3™ battery which builds off the same electro-chemistry that has not fundamentally changed for the better part of a decade. The Eos Z3™ battery is being designed to reduce cost and weight and improves manufacturability and system performance. The Eos Z3™ product is currently in test and is expected to launch in 2023.
Some of the Company’s customers may experience project delays in connection with site selection and preparation, permitting procedures and establishing grid connections. These delays have impacted, and may, from time to time, continue to impact the timing of the Company’s deliveries and therefore, adversely impact the Company’s results of operations.
Market Trends and Competition
The Company expects the global energy storage market to grow given the current geopolitical and economic environment. Based on recent industry studies, the global energy storage market will grow at an estimated 30% compound annual growth rate between 2022 and 2030. Simply stated, the world needs more energy. The Company believes the world wants to generate that energy with sustainable sources, but this objective creates imbalances in the existing energy grid. Managing and mitigating those imbalances will require multiple energy storage technologies to provide safe and reliable power. Until now, most energy storage systems have been in short durations, meaning they have reliably provided power for less than four hours. The Company believes the future will require longer duration (6-12 hour) battery energy storage systems that provide the flexibility to match intermittency and congestion. The Company believes the storage opportunity is large (the projected Total Addressable Market = 115 GWh), and the numbers are big (every 1% share = $250M). The Znyth™ battery is composed of five earth-abundant, readily available raw materials with mature supply chains that allow the Company to drive cost down as it scales up production.
The Company believes the Russian-Ukrainian war has added more urgency to global efforts for energy security as the reliance on Russian gas has led European policymakers to take action to accelerate the transition to alternative sources of power, including clean energy, and to increase stationary energy storage deployments. The Company also believes the recent significant increase in energy prices will be a catalyst for global efforts to decarbonize the grid, which is critical for meeting climate change goals.
The Company believes Lithium-ion (“Li-ion”) currently has over 95% market share in the stationary energy storage market. Li-ion’s prices for energy storage systems have increased significantly as final product availability remains extremely limited due to the lack of availability and significant increases in cost of Li-ion battery raw material components, including lithium carbonate, nickel, and cobalt as well as the high demand of Li-ion batteries driven primarily by mobile device applications. The Company believes it is manufacturing the first commercially available battery system that is not based on Li-ion chemistry. The Company anticipates its battery energy storage system using Znyth™ technology will gradually take market share of the stationary storage market. This considers its unique operating characteristics, including a 100% depth of discharge capability, flattened degradation curve and a 3- to 12-hour duration, as well as other characteristics related to safety and the cost of operating and maintaining its battery energy storage system. The Company’s ability to successfully deploy its battery energy storage system technology and gain market share in the energy storage market will be important to the growth of the Company’s business.

Regulatory Landscape
In North America, geographic distribution of energy storage deployment has been driven by regulatory policy with both federal and state level programs contributing to an acceleration in development of energy storage. The Inflation Reduction Act of 2022 (“IRA”) could have a significant impact on the renewable energy industry, mostly in the form of incentives and credits. The Company believes the IRA will foster long-term stability for its customers and for domestic manufacturers of energy storage. The law includes a new mechanism for tax-exempt and state and local government entities, rural electric cooperatives and Indian tribes to benefit from the same tax credits that encourage private companies to invest in energy storage. Historically, only taxpaying entities were able to benefit from tax credits for renewable energy tax incentives, but this legislation comes closer to creating a level playing field between taxpaying and non-taxpaying entities and opens the door for local governments to also access these incentives.
Tax-exempt and state and local government entities, rural electric cooperatives and Indian tribes that acquire new energy storage facilities will have a direct payment option in lieu of tax credits, if certain conditions are met, for certain tax years starting after December 31, 2022. The IRA also allows an investment tax credit for 30% to 50% of the cost of new storage facilities to be claimed in the year such facilities are placed in service. There is a base tax credit of 30% that may increase to as high as 50%, depending on the location and amount of domestic content. It may even reach 60% or 70% for batteries added to community solar and small wind projects of less than 5 MW in capacity that are located on Indian land or serve low-income communities. Qualifying elections will result in treating the applicable entity as if it had paid an amount of tax equal to the tax credit, thus potentially generating “refunds” of the credit amounts from the U.S. Treasury. Storage facilities owned by such eligible entities on which construction starts after 2023 must satisfy domestic content requirements to qualify for full direct payments. The Company believes this legislation provides a significant incentive for its customers who work with local governments and municipal utilities that finance clean energy projects. There are a number of uncertainties regarding these rules and their application to applicable entities, and the IRS and Treasury have requested public comments to evaluate future guidance on these and other questions.
Recent regulatory developments supporting the energy storage market include:
•New Jersey plans to initiate an energy storage incentive program totaling $180 million over three years;
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
Economic Impacts
The Company is currently operating in a period of global economic and geopolitical uncertainty, which has been exacerbated by the ongoing military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cybersecurity incidents as well as additional supply chain disruptions. Additionally, Russia’s actions have led to sanctions and other penalties being levied by the United States, the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas. The Company is continuing to monitor the situation in Ukraine, including its global effects, and assessing its potential impact on its business, including the timing of its sales as certain customers purchase safety stock for their own supply chains. Although the Company’s business has not been materially impacted by the ongoing military conflict in Ukraine as of the date of this filing, it is impossible to predict the extent to which of the Company’s operations, or those of the Company’s customers or suppliers, will be impacted, or the ways in which the conflict may impact the Company’s business, cash flows or results of operations.

The novel coronavirus (“COVID-19”) outbreak has had an adverse effect on the Company's workforce and operations, as well as the operations of its customers, distributors, suppliers and contractors. Management continues to monitor for a potential resurgence of COVID-19 and remains focused on maintaining protective measures to ensure the safety, health and welfare of the Company’s workforce. A potential resurgence of COVID-19 may impact the Company’s financial condition and results of operations in the future. Please see the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The U.S. economy is experiencing broad and rapid inflation, rising interest rates, logistic delays, supply chain issues for certain raw materials and service and labor constraints due to, among other factors, the effects of the COVID-19 pandemic and, more recently, the war in Ukraine and threats of a domestic rail strike. These factors have begun to impact the Company and its supply chain, and the full extent of the impacts are not ascertainable. The Company has experienced part shortages and increased lead times for certain parts used in its manufacturing process. These impacts are likely to persist through 2023 and possibly beyond 2023. Management cannot predict the inflationary impact on the Company’s manufacturing costs or the impact on the Company’s supply chain.
Company Highlights
•In April 2022, the Company announced that it entered into a Standby Equity Purchase Agreement (the “Original SEPA”) with YA II PN, Ltd., an affiliate of Yorkville Advisors, which was subsequently amended by Amendment No. 1 thereto on June 13, 2022 (the “Amendment” and, together with the Original SEPA, the “SEPA”). The SEPA gives the Company the right, but not the obligation, to sell up to $200 million of common equity to Yorkville during the two-year term of the agreement. Until now, the Company has raised $12.5 million under the SEPA.
•In June 2022, Bridgelink Commodities, LLC increased the Bridgelink master supply agreement to 1 GWh of energy storage systems for deliveries over the next three years with an incremental order value of $181 million for new project installations and also issued a separate 40 MWh order valued at $13 million.
•In June 2022, a 300 MWh master supply agreement was signed with a leading Northeast solar developer for front of the meter stand-alone storage and solar storage applications that provide energy shifting and ancillary services with deliveries forecasted over the next three years.
•In July 2022, the Company announced the dedication of the “Eos Ingenuity Lab,” a site focused on expanding the Company’s R&D capacity as it designs future generations of its Znyth™ aqueous battery and forges a path toward rapid manufacturing and deployment of its energy storage systems.
•In July 2022, the Company closed a Senior Secured Term Loan facility (the “Term Loan”) with Atlas Credit Partners (“ACP”) Post Oak Credit I LLC, as administrative agent for the lenders and collateral agent for the secured parties. In July 2022, the Company borrowed $85.1 million under the Term Loan facility. In August 2022, the Company borrowed an additional $9.6 million under the Term Loan facility.
•In August 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per common share, having an aggregate offering price of up to $100 million through Cowen as its sales agent and/or principal.
•In September 2022, the Company produced its 200th Energy Block energy storage system at the Company’s Turtle Creek, Pennsylvania manufacturing facility.
•In September 2022, the Company announced it was invited to the due diligence stage of the U.S. Department of Energy’s (“DOE”) Renewable Energy and Efficient Energy Loan Program. The DOE Loan Programs Office’s (“LPO”) invitation to Eos to enter into full due diligence represents an important progression in the LPO’s evaluation of Eos’ loan application. This stage includes LPO performing its due diligence of Eos’ project to expand manufacturing to support at least 3GWh of production capacity. During this stage, Eos and LPO will work to negotiate a Term Sheet setting out the principal terms and conditions of the loan. This work provides the LPO the foundation to advance the loan towards a Conditional Commitment, but the invitation to due diligence is not an assurance that the DOE will offer a Conditional Commitment or provide a loan to Eos under the DOE LPO.
•In September 2022, the Company announced that Jeff Bornstein, former Chief Financial Officer and Vice Chairman of GE and Managing Partner at Generation Capital Partners and Whipstick Ventures joined the Company’s Board of Directors.

Results of Operations
Revenue

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Revenue	$6,065	$718	$15,258	$1,494
$ change	5,347	683	13,764	1,459
% change	745%	1,951%	921%	4,169%
The Company generates revenues from the delivery of its battery energy storage systems and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
Revenue increased by $5.3 million, or 745% from $0.7 million for the three months ended September 30, 2021 to $6.1 million for the three months ended September 30, 2022. Revenue increased by $13.8 million, or 921% from $1.5 million for the nine months ended September 30, 2021 to $15.3 million for the nine months ended September 30, 2022. The Company began delivering its energy storage systems in 2021. The increase in revenue for the three and nine months ended September 30, 2022 was primarily driven by the Company’s increase in production and delivery of its energy storage systems and, to a lesser extent, other equipment, from backlog compared to the same period of 2021.
Management is seeing a deferral of certain customer projects out of 2022 and into 2023 and beyond as a result of the recent passage of the IRA. The IRA includes subsidies for both energy storage customers and manufacturers which are effective for projects placed in service after December 31, 2022. The Company’s customers will significantly benefit by deferring such projects until after December 31, 2022. As a result, the Company is proactively working with certain customers to defer projects out of 2022 and into 2023.
Cost of goods sold

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Cost of goods sold	$50,025	$12,904	$122,468	$25,357
$ change	37,121	6,853	97,111	19,196
% change	288%	113%	383%	312%
Cost of goods sold primarily consists of costs relating to direct labor, direct material and overhead that is directly tied to product manufacturing, engineering, procurement and construction (“EPC”), project delivery, commissioning, and start-up test procedures. Other indirect costs included in cost of goods sold are manufacturing overhead such as manufacturing engineering, equipment maintenance, environmental health and safety, quality and production control procurement, transportation, logistics, depreciation and facility-related costs. As a nascent technology and a new manufacturing process that is early in its product lifecycle, the Company still faces significant costs associated with production start-up, commissioning of various components, modules, and subsystems and other related costs. The Company expects its cost of goods sold to exceed revenues in the near term as it continues to scale production and prepares battery energy storage systems delivered to customers to go-live.
Cost of goods sold increased by $37.1 million, or 288% from $12.9 million for the three months ended September 30, 2021 to $50.0 million for the three months ended September 30, 2022. Cost of goods sold increased by $97.1 million, or 383% from $25.4 million for the nine months ended September 30, 2021 to $122.5 million for the nine months ended September 30, 2022. Cost of goods sold increased for the three months and nine months ended September 30, 2022 driven by the following: (a) an increase in production volumes and related manufacturing costs; (b) higher freight costs and material costs due to volume and inflation; (c) higher manufacturing scrap and rework costs and production inefficiencies; and (d) higher EPC and commissioning expenses. The Company believes it has yet to achieve its optimal operational scale.

Research and development expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
R&D expenses	$4,462	$5,118	$14,889	$13,818
$ change	(656)	1,236	1,071	5,458
% change	(13)%	32%	8%	65%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation, and amortization of intangible assets. The Company expects research and development costs to increase for the foreseeable future as the Company invests on the design of its next generation technology Eos Z3TM product. Early Eos Z3TM battery test results show improved performance at a projected lower system cost than the Company’s current product configuration.
Research and development costs decreased by $0.7 million or 13% from $5.1 million for the three months ended September 30, 2021 to $4.5 million for the three months ended September 30, 2022. The decrease in research and development costs was primarily driven by decreases of $0.5 million for testing of materials and supplies used in the current generation of the Company’s battery energy storage system and $0.4 million of outside professional services, partially offset by increases of $0.1 million for facility costs and $0.1 million for payroll and personnel costs.
Research and development costs increased by $1.1 million or 8% from $13.8 million for the nine months ended September 30, 2021, to $14.9 million for the nine months ended September 30, 2022. The increase in research and development costs was primarily driven by increases of $1.8 million for outside professional services, $1.0 million of payroll and personnel costs, $0.7 million of stock compensation costs, and $0.2 million for facility costs, partially offset by a decrease of $2.7 million for materials and supplies.
Selling, general and administrative expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
SG&A expenses	$14,651	$8,825	$48,045	$28,952
$ change	5,826	4,258	19,093	21,396
% change	66%	93%	66%	283%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing, and public company costs.
Selling, general and administrative expenses increased by $5.8 million or 66% from $8.8 million for the three months ended September 30, 2021 to $14.7 million for the three months ended September 30, 2022. The increase was primarily driven by higher payroll and personnel costs of $3.3 million, $2.0 million in outside consulting expenses, and $0.6 million in legal and professional costs.
Selling, general and administrative expenses increased by $19.1 million or 66%, from $29.0 million for the nine months ended September 30, 2021 to $48.0 million for the nine months ended September 30, 2022. The increase was primarily driven by increases of $8.8 million in payroll and personnel costs, $5.9 million of outside service expenses, $3.0 million in legal and professional costs, $0.3 million of facility costs, and $0.4 million in travel costs.
Loss on pre-existing agreement

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Loss on pre-existing agreement	$—	$—	$—	$30,368
The Company incurred a loss on a pre-existing agreement of $30.4 million for the nine months ended September 30, 2021 due to the termination of the joint venture agreement with Holtec during the second quarter of 2021.

Loss from write-down on property, plant and equipment

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Loss from write-down on PP&E	$496	$—	$2,501	$11
The Company incurred losses of $0.5 million and $2.5 million from write-down on property, plant and equipment for the three and nine months ended September 30, 2022, respectively, due to replacement of equipment and outsourcing of certain production processes.
Grant expense, net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Grant expense, net	$—	$157	$4	$113
Grant expense, net includes grant-related expenses net of grant income for a grant with the California Energy Commission (“CEC”). The change in grant (income) expenses for the three and nine months ended September 30, 2022 and 2021 relates to the timing of grant activity and recovery of expenses from the CEC grant.
Interest expense, net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense, net	$(2,766)	$(132)	$(3,388)	$(307)
Interest expense includes accrued interest and the amortization of debt issuance cost and the debt discount. Interest expense, net increased by $2.6 million for the three months ended September 30, 2022 and increased by $3.1 million for the nine months ended September 30, 2022. These increases are a result of interest recognized on the Term Loan and the equipment financing facility.
Interest expense - related party

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest expense, related party	$(2,960)	$(3,611)	$(7,798)	$(3,611)
Interest expense, related party includes accrued interest and the amortization of debt issuance cost and debt discount. Interest expense - related party decreased by $0.7 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021 and increased by $4.2 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
The decrease in the three months ended September 30, 2022 reflects the portion of debt issuance costs related to the embedded derivative of the 2021 Convertible Notes - Related Party that was expensed as incurred in the three months ended September 30, 2021, partially offset by the interest expense and amortization of debt issuance costs for the Yorkville Convertible Promissory Note - Related Party. The increase for the nine months ended September 30, 2022 reflects nine months of interest expense and amortization of debt issuance costs recognized in 2022 for the 2021 Convertible Notes - Related Party and the Yorkville Convertible Promissory Note - Related Party, compared to only three months of interest recognized in 2021 on the 2021 Convertible Notes - Related Party.
Remeasurement of equity method investment

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Remeasurement of equity method investment	$—	$—	$—	$(7,480)

For the nine months ended September 30, 2021, the Company recognized a $7.5 million loss on its equity method investment in Hi-Power. This loss was a result of the remeasurement of its 49% ownership in Hi-Power on April 9, 2021 due to the acquisition of the remaining 51% interest previously held by Holtec. Since Hi-Power was fully acquired during the second quarter of 2021, there is no loss on equity method investment for the three and nine months ended September 30, 2022.
(Loss) gain on change in fair value of derivatives - related party

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Change in fair value, embedded derivative - related party	$(369)	$9,927	$11,304	$9,927
Change in fair value, warrants liability - related party	(47)	705	790	1,066
(Loss) gain on change in fair value of derivatives - related party	$(416)	$10,632	$12,094	$10,993
The 2021 Convertible Notes Payable - Related Party issued in July 2021 contained a conversion feature that is accounted for as an embedded derivative and remeasured at its fair value at each balance sheet date. The change in the derivative’s fair value of $10.3 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, from the same 2021 periods, is largely a result of the changes in the Company’s stock price.
The decrease in the warrants’ fair value of $0.8 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, from the same 2021 periods was due to the change in fair value of the private placement Warrants classified as liabilities on the Company’s condensed consolidated balance sheets.
Income from equity in unconsolidated joint venture

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Income from equity in unconsolidated joint venture	$—	$—	$—	$440
Income from equity in unconsolidated joint venture in 2021 includes the results of the Company’s joint venture Hi-Power before it became a wholly-owned subsidiary on April 9, 2021. Subsequently to the acquisition, Hi-Power’s operational results have been consolidated within the Company’s condensed consolidated statements of operations and comprehensive loss, therefore, there is no income or loss recognized from the joint venture for the three and nine months ended September 30, 2022.
(Loss) gain on debt (extinguishment)/forgiveness

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Gain on debt forgiveness	$—	$1,273	$—	$1,273
Loss on debt extinguishment	(942)	—	(942)	—
(Loss) gain on debt (extinguishment)/ forgiveness	$(942)	$1,273	$(942)	$1,273
The Company recognized a gain on debt forgiveness of $1.3 million for the three and nine months ended September 30, 2021 from the forgiveness of the Paycheck Protection Program loan approved by the Small Business Administration under the CARES Act.
The Company recognized a loss on debt extinguishment of $0.9 million for the three and nine months ended September 30, 2022 from the repayment of the Hi-Power note payable.

Other income (expense)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Other income (expense)	$41	$—	$(472)	$2,194
Other income (expense) of less than $0.1 million for the three months ended September 30, 2022 was related to miscellaneous income and $(0.5) million for the for nine months ended September 30, 2022 was primarily due to SEPA expenses of $1.1 million for a commitment fee paid upon entry into the SEPA agreement and issuance costs of $0.1 million related to the May 2022 advance notice. These expenses were offset by a $0.5 million gain from settlement of the outstanding SEPA advance.
The Company recognized income of $2.2 million during the nine months ended September 30, 2021 from the sale of state net operating losses and research and development credit carryforwards in accordance with the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.
Income tax expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Income tax expense	$110	$—	$45	$—
Income tax expense of $0.1 million and less than $0.1 million was recorded for the three and nine months ended September 30, 2022, respectively. The taxes are attributable to taxable earnings from the Company’s foreign operations and were insignificant for all periods presented. There was no tax expense recorded for the three and nine months ended 2021.
Liquidity and Capital Resources
Liquidity and Going Concern
The Company continued to scale its operations, including deploying additional capital for capacity expansion to meet current customer demand through September 30, 2022. To date, the Company has incurred significant recurring losses and net operating cash outflows from operations. Operating expenses consist primarily of costs related to the Company’s research and development, sales activities, costs and recurring general and administrative expenses. Management and the Company’s Board of Directors expect the Company will eventually reach a scale of profitability through the sale of battery energy storage systems and other complementary products and services, and therefore, the Company believes the current stage of the Company’s lifecycle justifies continued intensive investment in the development and launch of products. Accordingly, the Company expects to continue to incur significant losses and net operating cash outflows from operations for the foreseeable future and to continue to require additional capital to fund the Company’s operations and obligations as they become due, including funding that is necessary to continue to scale up the Company’s operations to allow for the delivery of backlog, to secure additional order opportunities for its battery storage systems, and to continue to invest in research and development.
As of September 30, 2022, the Company had total assets of $138.5 million, including total cash, cash equivalents and restricted cash of $51.0 million, total liabilities of $226.8 million, which includes the total amounts owed on the Company’s outstanding convertible notes payable of $78.7 million, long-term debt of $84.8 million and a total accumulated deficit of $589.7 million, which is primarily attributable to the significant recurring losses the Company has accumulated since inception. The Company used cash in operating activities of $159.1 million for the nine months ended September 30, 2022.
Under U.S. GAAP, the Company is required to perform a two-step analysis of its ability to continue as a going concern: It must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued or available to be issued (Step 1). If the Company concludes that substantial doubt is raised, it is also required to consider whether the Company’s plans alleviate the substantial doubt (Step 2).

The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During the third quarter of 2022, the Company obtained the following additional financing: (a) the Company borrowed $94.7 million under a Term Loan agreement to fund the Company’s manufacturing capacity, repay an existing outstanding note, and for general corporate purposes, (b) borrowed an additional $4.2 million under the financing facility with Trinity Capital, Inc., and (c) the Company entered into the Sales Agreement with Cowen, with respect to an at-the-market offering program. Under the at-the-market-offering program, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price up to $100.00 million through Cowen as sales agent and/or principal. The Company will pay Cowen a commission equal to 3.0% of the gross sales proceeds of any of the Company’s common shares sold through Cowen. In the third quarter, the Company, under this at-the-market program, issued and sold a total of 12,067,575 shares and raised $30.0 million ($29.1 million net of commissions) at an average selling price of $2.49 per share.
The Term Loan agreement contains customary affirmative and negative covenants. They limit the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions, (refer to Note 12, Borrowings). The Company was in compliance with all Term Loan covenants as of September 30, 2022.
In the second quarter of 2022, the Company entered into a common stock Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. an affiliate of Yorkville Advisors (“Yorkville”), which was subsequently amended on June 13, 2022. The SEPA gives the Company the right, but not the obligation, to sell up to $200.0 million of common equity to Yorkville at times of the Company’s choosing during the two-year term of the agreement. The SEPA provides for shares to be issued to Yorkville at a discounted price of 97.0% of the 3-day volume-weighted average price following notification to Yorkville that the Company seeks to draw upon the facility (refer to Note 11, Related Party Transactions and Note 12, Borrowings). The Company did not utilize the SEPA in the third quarter, and until now it has raised $12.5 million under the SEPA.
The Company continues to pursue various funding options to raise additional capital to support its operations. In May 2022, the Company moved through Part I of the application under the U.S. Department of Energy’s Loan Guarantee Solicitation for Applications for Renewable Energy Projects (the “DOE Loan Program”), and submitted an application under Part II of the loan program. In the third quarter of 2022, the Company was invited to the due diligence stage of the DOE Loan Program. During this stage, the Company and the DOE will work to negotiate a term sheet setting out the principal terms and conditions of the DOE loan. This work provides the DOE with the foundation to advance the loan towards a conditional commitment. However, the DOE invitation to the due diligence stage is not an assurance that the DOE will offer a conditional commitment, or that the Company will secure a loan under the DOE Loan Program. The Company is seeking additional capital through securities offerings, other financing arrangements and grants to raise additional funding to support its operations.
There can be no assurance that the Company will be able to utilize the full value under the Sales Agreement with Cowen, utilize the SEPA to its full $200.0 million capacity, successfully complete the DOE Loan Program, or otherwise be able to obtain new funding from other sources on terms acceptable to the Company, on a timely basis, or at all.
As of the date the accompanying condensed consolidated financial statements were issued, management concluded that the Company did not have sufficient capital on hand to support its current cost structure for twelve months after the date the accompanying condensed consolidated financial statements were issued. The Company expects to continue to incur significant losses and net operating cash outflows from operations for the foreseeable future. The Company expects to continue to require additional capital to fund operations and meet its obligations as they become due. The Company believes these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital, on acceptable terms, or at all, the Company may have to significantly delay, scale back or ultimately discontinue the development or commercialization of its product and/or consider a sale or other strategic transactions.
Financing Arrangements
Since the Company’s inception, the Company financed its operations primarily through funding received from the private placement of convertible notes, term debt, equipment financing, and the issuance of common and preferred units.
In November 2020, the Company received $142.3 million in connection with the consummation of the Merger and the private placement upon the Closing.
In July 2021, the Company received an initial $100.0 million in proceeds from the issuance of the 2021 Convertible Notes to Koch Industries (refer to Note 12, Borrowings).

In September 2021, the Company entered into a $25.0 million Equipment Financing Agreement with Trinity Capital, the proceeds of which were used to acquire certain equipment and other property, subject to Trinity's approval. As of September 30, 2022, the Company had drawn $11.2 million from this equipment financing agreement and the unused commitment of $13.8 million had expired (refer to Note 12, Borrowings).
In the second quarter of 2022, the Company received proceeds of $5.0 million from the issuance of shares under the SEPA between the Company and Yorkville, and net proceeds of $7.5 million from the issuance and sale of the Promissory Note to Yorkville under the supplemental agreement. In July 2022, Yorkville delivered six Investor Notices under the SEPA requiring the Company to issue and sell an aggregate of 3,393,663 shares of common stock at a price of $2.21 per share. The total purchase price of the shares of common stock was $7,500. The proceeds from the issuance of the shares were used to repay all outstanding amounts owed to Yorkville pursuant to the Promissory Note. As of September 30, 2022, the outstanding balance of the Promissory Note was zero (refer to Note 12, Borrowings).
In July 2022, the Company entered into a Senior Secured Term Loan Agreement (“Term Loan”) with ACP Post Oak Credit I LLC, as lender, administrative agent and collateral agent, and the lenders from time to time party thereto (collectively, “Atlas” or the “Lender”). The Term Loan agreement provided for an aggregate commitment of $94.7 million during the third quarter of 2022. Any additional funding under the Term Loan facility is at the discretion of the agent and lenders. The outstanding principal balance of the Term Loan bears interest at the applicable margin plus, at the Company’s election, either (i) the benchmark secured overnight financing rate (“SOFR”), which is a per annum rate equal to the greater of (y) the Adjusted Term SOFR (as defined in the Term Loan Agreement) plus 0.2616%, or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (x) the Prime Rate (as defined in the Term Loan), (y) the NYFRB Rate (as defined in the Term Loan Agreement) plus 0.5% and (z) the SOFR. The applicable margin under the Credit Agreement is 8.50% per annum with respect to SOFR loans, and 7.50% per annum with respect to ABR loans.). Interest on the Term Loan is due quarterly. The Company may elect to convert SOFR Loans to ABR (and ABR Loans to SOFR). Debt issuance costs of $12.6 million, and fees paid to the Lenders of $1.9 million were incurred in connection with the Credit Agreement. These fees shall be amortized utilizing the effective interest method through loan maturity. The amortization shall be included in interest expense in the condensed consolidated statements of operations and comprehensive loss. The debt issuance costs include credit wrap insurance policy premiums in the amount of $11.7 million. The credit wrap insurance provides the Lender with a guarantee on the Company’s credit risk. In the event the Term Loan remains outstanding on the first, second and third anniversaries of the closing date, the Company will be required to pay additional insurance premiums equal to 3%, 3%, and 2%, respectively of the Term Loan balance then outstanding. At closing, the Company accrued $5.2 million for the present value of the future credit wrap insurance policy premiums.
The Company agreed to use the proceeds from the Term Loan to (i) fund growth investments and for general corporate purposes including corporate-level research and development investments, (ii) expand the manufacturing facility of the Company’s wholly owned subsidiary, Hi-Power, in the Turtle Creek, Pittsburgh area in Pennsylvania, (iii) redeem in full the Company’s existing indebtedness to Holtec Power, Inc. and (iv) pay certain fees and expenses incurred in connection with the Credit Agreement.
The Term Loan is secured by substantially all of the assets of the Company and its subsidiaries other than the Company’s equity interests in Hi-Power and assets of Hi-Power, and is guaranteed by the Company’s subsidiaries other than Hi-Power. The Term Loan agreement also contains customary affirmative and negative covenants. In particular, the Term Loan agreement requires the Company to have liquidity of at least $10.7 million as of the last day of each fiscal quarter, subject to certain adjustments set forth in the Term Loan agreement. In addition, the Term Loan agreement limits the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. Furthermore, the limitation on the Company’s ability to incur indebtedness also (i) limits the amount of Pre-Advance Loans that the Company may have outstanding at any time to $15.0 million under the SEPA and (ii) requires the payment of principal and interest in kind on each of the Pre-Advance Loans (if any) and the 2021 Convertible Notes (refer to Note 12, Borrowings).
On August 5, 2022, the Company entered into the Sales Agreement with Cowen, with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million (the “Placement Shares”) through Cowen as its sales agent and/or principal. During the third quarter of 2022, the Company sold 12,067,575 shares raising net proceeds of $29.1 million (refer to Note 19, Shareholders’ (Deficit) Equity).

Capital Expenditures
The Company expects capital expenditures and working capital requirements to increase as it seeks to execute its growth strategy. The Company currently anticipates that total capital expenditures for fiscal 2022 will be approximately $20.0 million to $25.0 million, which will be used primarily for additional equipment, automation, and other infrastructure to expand the Company’s capacity to meet customer demand. The Company’s capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to: equipment requirements to support the next generation(s) of products, growth in customer backlog, the Company’s operating results and its ability to secure funding, and any adjustments to the Company’s operating plan necessary to respond to industry conditions, competition or unexpected events.
Discussion and Analysis of Cash Flows
The following table summarizes the Company’s cash flows from operating, investing, and financing activities for the periods presented.

	Nine Months Ended September 30,
($ in thousands)	2022	2021	$ change
Net cash used in operating activities	$(159,129)	$(80,605)	$(78,524)
Net cash used in investing activities	$(19,039)	$(20,230)	$1,191
Net cash provided by financing activities	$123,524	$123,701	$(177)
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.
Net cash used in operating activities was $159.1 million for the nine months ended September 30, 2022 was primarily driven by a net loss of $173.2 million, adjusted for non-cash items of $11.7 million, primarily related to stock compensation expense, depreciation and amortization, non-cash interest expense and changes in fair value of derivatives. The net cash inflows from changes in operating assets and liabilities was $2.4 million, primarily driven by an increase in accounts payable and accrued expenses of $26.8 million, and a decrease in vendor deposits of $4.0 million, partially offset by an increase in inventory of $10.2 million and a decrease in the Hi-Power note payable of $19.6 million.
Net cash used in operating activities was $80.6 million for the nine months ended September 30, 2021, was primarily driven by a net loss of $93.6 million, adjusted for non-cash items of $9.4 million, primarily related to stock compensation expense, depreciation and amortization, remeasurement of the Hi-Power JV equity and changes in the fair value of a derivative. The net cash inflows from changes in operating assets and liabilities was $3.6 million, primarily driven by an increase in notes payable of $18.5 million, an increase in contract liability of $1.1 million, and an increase in interest payable - related party of $1.5 million, partially offset by a decrease in the provision for firm purchase commitments of $5.5 million, an increase in vendor deposits of $7.2 million, an increase in accounts receivable of $1.4 million, and an increase in inventory of $2.1 million. The cash used in operating activities includes $15.1 million in payments made to Holtec in connection with the termination of the joint venture agreement. In addition, a significant amount of cash was spent on materials to refine and improve the Company’s manufacturing process as well as research and development activities to improve quality consistency.
Cash flows from investing activities:
Cash flows used in investing activities for the nine months ended September 30, 2022 were composed of payments made for purchases of property, plant and equipment of $18.8 million and notes receivable advanced to customers of $0.3 million.
Net cash flows used in investing activities for the nine months ended September 30, 2021 were primarily composed of payments made for the Hi-Power acquisition of $0.2 million, purchases of property, plant and equipment of $11.3 million, investment in joint venture of $4.0 million, and notes receivable advanced to customers of $4.7 million.

Cash flows from financing activities:
Net cash provided by financing activities was $123.5 million for the nine months ended September 30, 2022, was primarily due to the net proceeds received from the following transactions: Term Loan of $92.8 million, issuance of common stock under the ATM program of $29.1 million, the Yorkville Convertible Note of $7.2 million, the issuance of common stock under the SEPA of $5.0 million, and an increase in the equipment financing facility of $4.2 million. The proceeds were partially offset by debt issuance costs related to the Term Loan of $12.7 million, payments on the equipment financing facility of $1.2 million and $0.9 million for share repurchases from employees for tax withholding purposes.
Net cash provided by financing activities were $123.7 million for the nine months ended September 30, 2021, primarily due to the proceeds from the issuance of the 2021 Convertible Notes of $100.0 million, proceeds from the equipment financing of $7.0 million, proceeds from warrants exercised of $20.1 million, and proceeds from options exercised of $1.1 million, These proceeds were offset by debt issuance costs of $4.4 million related to the 2021 Convertible Notes and the Equipment Financing Facility.
The Company has certain obligations and commitments to make future payments under contracts. The following table sets forth estimates of future payments on September 30, 2022.

($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2021 Convertible Notes, including interest (1)	$134,261	$—	$—	$134,261	$—
Term Loan, including interest (2) (3)	135,491	11,660	23,320	100,511	—
Operating and capital lease (3)	6,898	1,580	3,395	1,923	—
Firm purchase commitment	628	628	—	—	—
Equipment financing, including interest (3)	11,557	3,983	6,809	765	—
Total	$288,835	$17,851	$33,524	$237,460	$—

(1) As of September 30, 2022, the Company is obligated to repay future contractual interest payments in-kind.
(2) Interest payments on the Term Loan are based on the applicable interest rate as of September 30, 2022.
(3) Refer to Note 11, Related Party Transactions, Note 12, Borrowings, Note 14, Leases, and Note 16, Commitments and Contingencies, for additional information related to these obligations and commitments.

Critical Accounting Estimates
The Company’s condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). In preparing the Company’s condensed consolidated financial statements, management makes assumptions, judgments, and estimates on historical experience and various other factors that it believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Management regularly reevaluates assumptions, judgments, and estimates.
The Company’s significant accounting policies are described in Note 1, Nature of Operations and Summary of Significant Accounting Policies, in the Notes to the audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021. The Company’s most significant accounting policies, which reflect significant management estimates and judgment in determining amounts reported in its financial statements for the quarter ended September 30, 2022 were product warranty and fair value of the embedded conversion feature. There have been no material changes to the Company’s critical accounting estimates as compared to the Company’s critical accounting policies and estimates included in its Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk exposures for the nine months ended September 30, 2022, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, and consistent with the evaluations previously reported in prior periods, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 because of material weaknesses resulting from lack of a formalized internal control framework in accordance with COSO, inadequate segregation of duties in the financial reporting process, lack of review and approval of journal entries, and a lack of management review controls.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including its CEO and its CFO, to allow timely decisions regarding required disclosure.
In light of these material weaknesses, management performed additional analyses, reconciliations, and other post-closing procedures to determine that the Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, management concluded that the condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II - Other information
Item 1. Legal Proceedings
From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations.
As disclosed in Note 16, Commitments and Contingencies, the Company was under a previously-reported investigation by the U.S. Department of Justice (the “DOJ”) for underpayment of certain custom duties in past years in connection with imports of batteries and battery components manufactured abroad. On July 7, 2022, the Company entered into a settlement agreement (the “Settlement Agreement”) with the DOJ and Vincent Icolari (“Relator”) to resolve the investigation. The investigation resulted from a qui tam lawsuit (the “Civil Action”) filed by the Relator in December 2019 alleging violations of the False Claims Act.
Pursuant to the terms of the Settlement Agreement, Eos Energy has agreed to pay a total of $1.0 million to the United States and $0.1 million to Relator’s counsel. The Company has fully settled this liability as of September 30, 2022.
As disclosed in Note 16, Commitments and Contingencies, in April 2022, the Company received a subpoena from the U.S. Securities and Exchange Commission requesting information regarding a variety of matters, including negotiations and agreements with customers and the Company’s disclosures to investors. On August 29, 2022, the Company received a letter from the SEC informing the Company that the SEC’s investigation relating to the subpoena has concluded without any recommendation for enforcement action as to the Company.
Item 1A. Risk Factors
In addition to the other information set forth in the Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2021, as further supplemented by the following updated risk factor related to potential legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
10.1	Senior Secured Term Loan Credit Agreement, dated as of July 29, 2022, by and among Eos Energy Enterprises, Inc., the lenders party thereto, and ACP Post Oak Credit I LLC, as administrative agent and collateral agent.	Form 8-K	File No. 001-39291	10.1	August 1, 2022

10.2	Guarantee and Collateral Agreement, dated as of July 29, 2022, by and among Eos Energy Enterprises, Inc., the other grantors named therein and ACP Post Oak Credit I LLC, as collateral agent	Form 8-K	File No. 001-39291	10.2	August 1, 2022

10.3	Commitment Increase Agreement, dated as of August 4, 2022, by and among Eos Energy Enterprises, Inc., the guarantors party thereto, ACP Post Oak Credit I LLC, as administrative agent and lender, and certain other lenders party thereto	Form 8-K	File No. 001-39291	10.1	August 5, 2022

10.4	Sales Agreement, dated August 5, 2022, by and between Eos Energy Enterprises, Inc. and Cowen and Company, LLC	Form 8-K	File No. 001-39291	10.2	August 5, 2022

10.5	Amended Director Compensation Policy, dated as of September 7, 2022	Form 8-K	File No. 001-39291	10.1	September 9, 2022

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

EOS ENERGY ENTERPRISES, INC.

Date: November 7, 2022	By:	/s/ Joseph Mastrangelo
	Name:	Joseph Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Randall Gonzales
	Name:	Randall Gonzales
	Title:	Chief Financial Officer (Principal Financial Officer)