Form 10-K
period 2022-12-31
Eos Energy Enterprises, Inc.
filed 2023-02-28
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
EOS ENERGY ENTERPRISES, INC.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $53.7 million based upon the closing sale price of our common stock of $1.21 on that date. As of February 22, 2023, there were 84,890,812 shares of the registrant’s common stock issued and outstanding.

Forward-Looking Statements

All statements included in this Annual Report on Form 10-K ("Annual Report"), other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intends," "may," "might," "plan," "possible," "potential," "predict," "project," "should," "would" and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Eos Energy Enterprises, Inc. Forward-looking statements are based on our management’s beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:

•changes adversely affecting the business in which we are engaged;
•our ability to forecast trends accurately;
•our ability to generate cash, service indebtedness and incur additional indebtedness;

•our ability to raise financing in the future;
•the amount of final tax credits available to our customers or to Eos Energy Enterprises, Inc. pursuant to the Inflation Reduction Act;
•uncertainties around our ability to secure conditional commitment in a timely manner or at all, or final approval of a loan from the Department of Energy, the Loan Programs Office, or the timing of funding and the final size of any loan if approved;
•the possibility of a government shutdown while we remain in the due diligence phase with the U.S. Department of Energy Loan Programs Office;
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
•our ability to maintain the listing of our shares of common stock on NASDAQ;
•our ability to grow our business and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;
•risks related to adverse changes in general economic conditions, including inflationary pressures and increased interest rates;
•risk from supply chain disruptions and other impacts of geopolitical conflict;
•changes in applicable laws or regulations;
•other factors detailed under the section entitled “Risk Factors” herein.
More information on these important factors that could cause actual results to differ materially from those projected in the forward‑looking statements we make in this Annual Report are set forth in Part I, Item 1A under “Risk Factors”. In addition, there may be other factors of which we are presently unaware or that we currently deem immaterial that could cause our actual results to be materially different from the results referenced in the forward‑looking statements.
Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and, except as required by law, the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM. 1 BUSINESS

General
Eos Energy Enterprises, Inc. (the “Company,” “we,” “us,” “our,” and “Eos”), a Delaware corporation, was originally incorporated in Delaware on June 3, 2019, as a special purpose acquisition company under the name B. Riley Principal Merger Corp. II., in order to acquire a company or companies, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. Upon the completion of a business combination on November 16, 2020 (the "Merger"), the Company changed its name to “Eos Energy Enterprises, Inc.” The Company’s common shares started trading under the ticker NASDAQ: EOSE on November 16, 2020.
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
The Company designs, develops, manufactures, and markets innovative zinc-based energy storage solutions for utility-scale, microgrid, and commercial & industrial (“C&I”) applications. We believe that our batteries have the potential to emerge as a leading alternative to Lithium-ion (“Li-ion”) batteries for such long-duration applications. The Company has developed a broad range of intellectual property with multiple patents covering unique battery chemistry, mechanical product design, energy block configuration and a software operating system (Battery Management System or "BMS"). The BMS software uses proprietary Eos-developed algorithms and includes ambient and battery temperature sensors, as well as voltage and electric current sensors for the electrical strings and the system. The Company focuses on designing, developing, producing and selling safe, reliable, long-lasting, low-cost turn-key alternating current (“AC”) integrated systems using Eos’ direct current (“DC”) Battery Energy Storage System (“BESS”). The Company’s primary applications focus on integrating battery storage solutions with: (1) renewable energy systems that are connected to the utility power grid; (2) renewable energy systems that are not connected to the utility power grid; (3) storage systems utilized to relieve congestion; and (4) storage systems to assist C&I customers in reducing their peak energy usage or participating in the utilities ancillary and demand response markets. The Company has a manufacturing facility in Turtle Creek, Pennsylvania to produce DC energy blocks with an integrated BMS. The Company’s primary market is North America with opportunistic growth opportunities in Europe, Oceania, Africa, and Asia. The Company has one operating and reportable segment.

Principal Products and Services
The Company offers an innovative Znyth™ technology BESS designed to provide the operating flexibility to manage increased grid complexity and price volatility resulting from an overall increase in renewable energy generation and a congested grid coming from an increase in electricity demand growth. The Company’s BESS is a validated chemistry with accessible non-precious earth components in a durable design that delivers results in even the most extreme temperatures and conditions. The system is safe, flexible, scalable, sustainable and manufactured in the United States, using raw materials primarily sourced in the United States. The Company’s BESS is the core of its innovative systems that today provide utilities, independent power producers, renewables developers, and C&I customers with a validated, reliable energy storage alternative for 3- to 12-hour discharge durations. The Company’s innovative spirit extends to its manufacturing strategy, which includes proprietary equipment and processes that allow the Company to scale quickly and with a lower capital intensity than other similar technologies. The Company believes its technology will continue to reduce cost and improve the operating efficiency and competitiveness of its BESS.

In addition to the Company’s BESS, the Company currently offers: (a) a BMS which provides a remote asset monitoring capability and service to track the performance and health of the Company’s BESS and to proactively identify future system performance issues through predictive analytics; (b) project management services to ensure the process of implementing the Company’s BESS are coordinated in conjunction with the customer’s overall project plans; (c) commissioning services that ensure the customer’s installation of the BESS meets the performance expected by the customer; and (d) long-term maintenance plans to maintain optimal operating performance of the Company’s systems.
Availability of Raw Materials
While we believe we have sufficient sources for the materials, components, services and supplies used in our manufacturing activities, we are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers. The predominant raw materials required for our current generation product ("Gen 2.3") are zinc-bromide, titanium, felt, steel, and resin. The predominant raw materials that are required for our next generation Z3™ battery product ("Z3") are zinc halide salts, felt, resin, titanium, and conductive polymer.
We use both domestic and international suppliers for our raw materials purchases. In 2022, approximately 80% of our raw materials were procured through domestic suppliers and approximately 20% were procured through international suppliers. We expect our raw materials purchases to shift to approximately 90% domestic suppliers and 10% international suppliers for the next generation Z3 battery, which is expected to launch in the second half of 2023.
The Company experienced some supply chain disruptions in 2022, primarily related to logistics, which impacted our results in 2022. We do not expect near term availability and concerns with respect to materials, components or supplies related to our Z3 production that would materially impact our business.

Industry Overview
We believe that energy storage is on the verge of wide-scale global deployment, becoming a critical element of a low-carbon, flexible, resilient future electric grid. In the past several years, there has been a dramatic increase of variable renewable generation in the U.S. power sector, and we expect significant growth in the future. At the same time, there have been significant cost declines in energy storage technologies (particularly batteries) over the past few years, and cheaper energy storage technologies are under development. These converging factors have increased attention on the potential role of energy storage as a critical asset for decarbonization and reliable electricity for the evolving grid. Additionally, there are significant government incentives, such as the recently enacted Inflation Reduction Act of 2022 ("IRA"), that includes significant tax credits, that the Company could benefit from in the near future. See Regulations section in Item 1 - Business.
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

Strategy
The Company continues to invest in the design and development of its next generation product, the Eos Z3™ battery, which builds off the same electrochemistry that has not fundamentally changed for the better part of a decade. The next generation Z3 battery is being designed to reduce cost and weight while improving manufacturability and system performance. The Z3 battery is cost-effective and has a simpler tub design with 50% fewer cells and 98% fewer welds per battery module. The Company expects the Z3 battery will give customers the benefit of two times energy density per square foot with the same safety and reliability as the previous generation battery.

The Company expects to launch the Z3 battery in the second half of 2023. The Company expects to scale the Z3 battery production at a cost competitive position, with the opportunity for revenue growth.
The Company believes the simplicity, flexibility, and safety of our products are what the market desires. In addition, we understand that the Inflation Reduction Act will give us a competitive advantage with production tax credits (“PTC”) that can be claimed on battery components manufactured domestically, in addition to a tax credit for projects that satisfy domestic content requirements. See Regulations section in Item 1 - Business.
Commercialization
The Company achieved third-party product safety certification from Underwriter Laboratories (“UL”) for the Company’s current energy storage system in August 2021. The Company is preparing to provide a Declaration of Conformity for the Company’s energy storage system for the European marketplace.
The Company continued production of its current generation product and enhanced its factory testing protocols during 2022, to ensure that its battery energy storage systems will operate at expected and optimized performance.
Market Trends and Opportunities
The Company believes the world wants to generate energy with sustainable renewable energy sources, however this objective creates imbalances in the existing energy grid. Managing and mitigating those imbalances will require multiple energy storage technologies to provide safe and reliable power. Until now, most energy storage systems have been in short durations, meaning they have reliably provided power for less than four hours. The Company believes the future will require mid-duration (6-12 hour) BESS that provide the flexibility to match intermittency and congestion. The Gen 2.3 product and the next generation Z3 product are predominantly composed of five earth-abundant, readily available raw materials with mature supply chains that allow the Company to drive cost down as it scales up production.
The Company believes the Russian-Ukrainian war has added more urgency to global efforts for energy security as the reliance on Russian gas has led European policymakers to take action to accelerate the transition to alternative sources of power, including clean energy, and to increase stationary energy storage deployments. The Company also believes volatility in energy prices will be a catalyst for global efforts to decarbonize the grid, which is critical for meeting climate change goals.
While Li-ion batteries are the prevailing form of stationary energy storage, the costs of Li-ion energy storage systems have increased significantly as final product availability remains extremely limited due to the lack of availability and significant increases in cost of Li-ion battery raw material components, including lithium carbonate, nickel, and cobalt as well as the high demand for Li-ion batteries, driven primarily by Electric Vehicles ("EV"). Lithium is one of the key components in EV batteries, but global supplies are under strain because of rising EV demand. According to the World Economic Forum report released July 20, 2022, the world could face lithium shortages by 2025, because demand could triple between 2020 and 2025, and supply is stretched. Lithium supply faces challenges not only from surging demand, but because resources are concentrated in a few places.
The Company believes it is manufacturing at scale the first commercially available battery system that is not based on Li-ion chemistry. The Company anticipates that its BESS using Znyth™ battery technology will gradually take market share of the stationary storage market, given its 100% depth of discharge capability, flattened degradation curve and 3- to 12-hour duration, as well as other characteristics related to safety and the cost of operating and maintaining its BESS. The Company’s ability to successfully deploy its BESS technology and gain market share in the energy storage market will be important to the growth of the Company’s business.

Intellectual Property
The success of our business depends, in part, on our ability to maintain and protect our proprietary technology, information, processes and know-how. We rely primarily on patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries, confidentiality agreements and procedures and other contractual arrangements. These patents are subject to regulatory approval by the respective governing entity where the patent was filed. A majority of our patents relate to cell chemistry, architecture and battery mechanical design, system packaging and BMS. We continually assess opportunities to seek patent protection for those aspects of our technology, design, methodologies and processes that we believe provide significant competitive advantages.
The Company periodically assesses its patent portfolio in relation to the patents’ utility and materiality to the current operation and future strategy of the business and abandons applications or ceases to maintain patents which are deemed immaterial to our current or future business operations. As of December 31, 2022, we have 22 patent families and 93 patents pending, issued, or published in 23 countries, protecting our technology and system architecture. The Company's key patents, related to its most recent generation product and future products, are not scheduled to expire until 2035 or later.
In addition, the Company relies on trade secret protection and confidentiality agreements to safeguard our interests with respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce. We believe that many key elements of our manufacturing processes involve proprietary know-how, technology or data that are not covered by patents or patent applications, including technical processes, test equipment designs, algorithms and procedures. All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. These agreements address intellectual property protection issues and requires our employees to assign to us all of the inventions, designs and technologies that Company personnel develop during the course of their employment. We also require our customers and business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.

Regulations

Governmental Programs and Incentives
Globally, both the operations of our business by us and the ownership of our products by our customers are impacted by various government programs, incentives and other arrangements.
U.S. Department of Energy’s Renewable Energy Projects and Efficient Energy Loan Program
The Company is currently in the process of negotiating additional outside capital under the U.S. Department of Energy’s (“DOE”) Loan Guarantee Solicitation for Applications for Renewable Energy Projects and Efficient Energy Projects (the “DOE Loan Program”), and is in the due diligence phase of negotiations with the DOE. During this stage, the Company and the DOE Loan Programs Office will work to negotiate a term sheet setting out the principal terms and conditions of the loan. While there can be no assurance that the Company will be able to secure such loan from the DOE within the expected timeframe or on terms that are acceptable to the Company, we believe the Company is positioned well in this process because our products and technologies enable greenhouse gas emission reduction and decarbonization. In addition, we believe that the Company’s Made in America strategy and high-quality manufacturing jobs align with many of the policy objectives of the IRA. Refer to Part 1, Item 1A- Risk Factors section for further discussion.

Inflation Reduction Act of 2022 (“IRA”)
The IRA features significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. One of the most important features of the IRA legislation is that it offers a 10-year term tax credit, whereas historically similar industrial credits have been shorter in duration. Customers placing new energy storage facilities in service after this date will be allowed to claim at least a thirty percent investment tax credit (“ITC”) under certain conditions. The IRA also offers an extra ten percent credit if the project is in an “energy community” and another ten percent credit if the project satisfies domestic content requirements, which will be set forth when the implementing regulations are finalized. The ten percent bonus for domestic content could represent a strategic advantage for the Company resulting from the Company’s near-sourcing and Made in America strategy, and we currently anticipate that projects utilizing Eos batteries will qualify for the bonus.
Starting in 2023, there are also meaningful PTC that can be claimed on battery components manufactured in the US and sold to customers, which could apply to the Company, including credits for ten percent of the cost incurred to make electrode active materials, $35 per kWh of capacity of battery cells, and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning the Company expects to be able to claim the tax credit amount for each component. The IRA directs the Internal Revenue Service to pay manufacturers the cash value, also known as direct pay, of PTCs for making battery components, and therefore, these credits may be a new source of cash flow for Eos. The direct pay option is valid for up to five tax years, after which any such tax credits can be sold to other companies for cash.
Benefits for energy storage customers and manufacturers will begin in 2023. The Company has worked proactively and in partnership with its customers to push out orders originally scheduled to be produced and delivered in 2022 to 2023, so that both Eos and its customers can better realize the benefits offered by the PTC and ITC, respectively. See Part 1, Item 1A- Risk Factors section for further discussion.
State Programs and Incentives:
•California - In 2022, California Energy Commission (“CEC”), Indian Energy, and the Company agreed to bring its innovative Made in America clean energy storage solution for Viejas Enterprise Microgrids project to the Viejas Band of Kumeyaay Indians. This includes an order for a 35 MWh energy storage system capable of 10-hour discharge duration. The order, worth approximately $13.5 million, is funded by a grant through the CEC’s Long-Duration Energy Storage (“LDES”) Program as part of a project being carried out by Indian Energy, a 100 percent Native American-owned business, to create a first-of-its-kind resilient clean energy microgrid;
•Pennsylvania - Under the State of Pennsylvania's Redevelopment Assistance Capital Program ("RACP"), the Company was selected to enter into a grant agreement and, subject to the Company’s successful completion of the related application process, may be eligible to receive up to $2 million in funding for its Turtle Creek project in Allegheny County, PA. RACP funding is intended to provide much needed economic stimulus to the Pennsylvania economy and it is intended to assist in the immediate creation of quality, family-sustaining jobs for Pennsylvanians;
•New Jersey plans to initiate an energy storage incentive program totaling $180 million over three years;
•Michigan created a roadmap for the future of storage in the state, including a proposed deployment target of 4 Gigawatts ("GW") of energy storage by 2040;
•Northwest Power and Conservation Council’s six-year action plan called for 3.5 GW of new renewable sources by 2027, including a 4-hour standalone and paired battery storage systems; and
•New York doubled its energy storage target from 3 GW to 6 GW in the same 2030 timeframe. Previous studies indicated the state will need at least 15 GW of storage by 2040 to support zero-emission goals.
There is no assurance that these programs and incentives will benefit the Company as expected or at all.

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
•duration of the battery's storage;
•customer service and support; and
•U.S.-based manufacturing and sourced materials.
Our Znyth™ battery system competes with products from traditional Li-ion battery manufacturers and solution providers such as Samsung Electronics Co., Ltd, LG Chem, Ltd., Tesla, BYD, Sungrow, and Contemporary Amperex Technology Co. Limited. Our longer duration competitors include ESS Inc. and Lockheed Martin. We believe that our current and next generation battery system offers significant technology, safety and cost advantages that reflect a competitive differentiation over Li-ion storage technologies.

Competitive Strengths
We believe the following strengths of our business distinguish us from our competitors and position us to capitalize on the expected continued growth in the energy storage market:
•Differentiated Product- Lithium cells must be kept within a narrow temperature range (25 °C +/- 5 °C), otherwise they are at risk of thermal runaway, potentially leading to fire or explosion. The Znyth™ BESS has a significantly wider thermal operating range (-20°C to 50°C), which eliminates the need for costly thermal management measures such as HVAC and fire suppression systems. Additionally, the product is a static modular battery design, which eliminates the need for pumps or compressors, both maintenance prone equipment required for flow batteries. Our battery system can charge and discharge at different durations, covering a wide range of use cases. The charge and discharge rates are fixed for Li-ion, and the life of a Li-ion battery can degrade if it is not charged or discharged at the rate for which it was designed, while the Eos Znyth technology BESS is not subject to the same degradation.
•Minimal Supply Chain Constraints- All materials for producing our Gen 2.3 and next generation Z3 battery products are widely available commodities with fewer supply chain constraints and minimal competition from electric vehicles. Additionally, the majority of the materials are recyclable at end of product life, helping preserve the environment.
•Proven Technology Solution in the Growing and Evolving Energy Storage Market- As we launch the Z3™ battery and ramp up manufacturing to gigawatt-hours (“GWh”) scale, we believe that we will benefit from the overall growth of the energy storage market, which is expected to reach 1,095 GWh by 2040, as projected by BNEF. From an application perspective, the market is evolving to a LDES market. Our technology is tailored to address such a need. While Li-ion has been optimized for shorter duration, the performance of our batteries improves as it moves towards longer duration, making us the prime technology for the long-duration storage market.

•Experienced Technology Team Focused on Continuous Innovation- Our research and development team is responsible for growing and advancing our intellectual property portfolio, protecting our technology and system architecture. We believe that our continued investment in research and development will enable us to improve efficiency, energy density, functionality, and reliability while reducing the cost of our battery solution. We are also focused on leveraging our technology know-how to improve our BMS, expanding the operation of our batteries and increasing our overall performance. This same leverage would allow us to optimize our energy management solution to contextualize the operation of the battery based on the application, expanding our customer's ability to use our Znyth™ BESS in a wider set of use-cases.
•Established Global Sales Channels Anchored with Top-Tier Customers- We sell products directly to the electric utility industry and through sales channels to the commercial and industrial market. We continue to build relationships with new customers and enter into agreements to provide battery solutions to new customers.
•Strong management team- We have assembled an executive team focused on accelerating the commercialization of the next-generation Z3 battery product. With decades of combined, diverse experience in the energy industry and deep expertise in manufacturing, battery storage and executing complex power and energy projects around the world, our management team is able to develop, manufacture and deliver systems at scale to meet the growing demands of the global storage market.

Customers
Our customers include the following:
•Renewable power producers and developers, including EnerSmart Storage LLC, Renew Akshay Urja Limited, Carson Hybrid Energy Storage, LLC, Blue Ridge Power, LLC, Ameresco Canada Inc., and Webcor Construction, LP.
•Industrial companies, including Motor Oil Corinth Refineries S.A.
•Utility companies, including San Diego Gas & Electric Company, BA Power LLC, and Coop Power, Inc.
•Microgrid developers, including Verdant Microgrid LLC, Bloom Energy, Consolidated Energy Design Inc., and Charge Bliss, Inc.
During fiscal year 2022, one customer accounted for 81% of our revenue. None of our other customers accounted for more than ten percent of our revenues for the year ended December 31, 2022.

Environmental, Social and Governance ("ESG")
Since our founding, the Company has been on a mission to accelerate the shift to clean energy by transforming how the world stores power in a safe, scalable, efficient, and sustainable way. We are committed to advancing global sustainable development through our products, working to systematically grow our business to meet the challenges of the global energy transition and combat the global climate crisis. Additionally, the Company has not incurred significant costs to remain in compliance with environmental laws.
Our approach to ESG is intrinsically united to our four product themes: safety, scalability, sustainability, and efficiency. As we continue to scale, we remain committed to driving progress across these themes.

Human Capital
The table below represents our 2022 employees by gender* and ethnicity as a percentage of total headcount across non-exempt and exempt positions:

	By Gender		By Ethnicity
	Female	Male	African American	Asian	Hispanic or Latino	Two or more races	White
Non-exempt	7%	38%	24%	2%	1%	3%	15%
Exempt	14%	41%	5%	7%	5%	1%	37%
Total	21%	79%	29%	9%	6%	4%	52%
*While we present male and female, we acknowledge this is not fully encompassing of all gender identities.
As of December 31, 2022, we had 333 total employees, all of which are full-time employees. None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.
Our success is based on the focused passion and dedication of our personnel. We are committed to providing a positive and engaging work environment for our employees and taking an active role in the betterment of the communities in which our employees live and work. Our full-time employees are provided a competitive benefits program, including comprehensive healthcare benefits, a 3% non-elective employer contribution 401(k) plan, equity awards, discretionary bonus and incentive pay opportunities, paid time-off benefits, paid parental leave, wellness programs, and periodic surveys.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") are available free of charge on our investor website, located at https://investors.eose.com/, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. Our reports are also available on the Securities and Exchange Commission's website at https://www.sec.gov/. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

ITEM 1A. RISK FACTORS
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows.

Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Business and Industry
•We have a history of losses that casts substantial doubt as to our ability to continue as a going concern. We must deliver on our potential for significant business growth and improved manufacturing processes to achieve sustained, long-term profitability and long-term commercial success.
•We identified material weaknesses in our internal controls over financial reporting at December 31, 2022 and 2021, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate these material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
•The relatively recent commercialization of our products makes it difficult to evaluate our prospects.
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
•The nature of our business exposes us to potential claims, and we are subject to legal proceedings and legal compliance risks that could harm our business.
Risks Related to Our Products and Manufacturing
•We must obtain Underwriters Laboratories ("UL") and other related certifications for our future generations of our products.
•We have limited manufacturing experience and could experience difficulty producing commercial volumes of the battery storage system, establishing manufacturing capacity to scale and in meeting potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities.
•We may experience delays, disruptions, or quality control problems in our manufacturing operations.
•Defects or performance problems in our products could result in loss of customers, and decreased revenue, as well as warranty, indemnity, and product liability claims.
•We are heavily dependent on third-party suppliers and contractors. Supply chain issues and constraints, including those attributable to the Covid-19 pandemic, could adversely affect our operations and financial results, including our ability to deliver products to customers on time.
•If we elect to expand our production capacity by constructing one or more new manufacturing facilities, we may encounter challenges relating to the construction, management and operation of such facilities.
•Increased scrutiny from stakeholders and regulators regarding ESG practices and disclosures, including those related to sustainability and related disclosures could result in additional costs and adversely impact our business and reputation.

Risks Related to Our Future Growth
•If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
•We will require additional financing to achieve our long-term goals and a failure to obtain this capital on acceptable terms, or at all, may adversely impact our ability to support our business growth strategy.

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

Risk Related to Our Securities
•Provisions in our third amended and restated certificate of incorporation of the Company (the “Charter”) may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
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

Risks Related to Our Business and Industry

We have a history of losses that casts substantial doubt as to our ability to continue as a going concern. We must deliver on our potential for significant business growth and improved manufacturing processes to achieve sustained, long-term profitability and long-term commercial success.

We have had net losses and negative operating cash flows each fiscal quarter since inception of our business. For the years ended December 31, 2022 and 2021, we had $229.8 million and $124.2 million in net losses, respectively. We expect to continue to incur losses and experience negative operating cash flows for the foreseeable future, as we anticipate continued investment in the development and launch of product with outside capital at the expense of short-term profitability. For the fiscal year ended December 31, 2022, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these consolidated financial statements.

Although our available capital has increased substantially since our Merger through the issuance of convertible notes and other financing, we continue to have limited resources relative to certain of our competitors, especially certain Li-ion manufacturers that have a longer history, are part of large multinational corporations and are already operating at a profit. To achieve profitability as well as long-term commercial success, we must continue to execute our plan to expand our business, which will require us to deliver on our existing global sales pipeline in a timely manner, increase our production capacity, improve our cost profile, grow demand for our products, and seize new market opportunities by leveraging our proprietary technology and its manufacturing processes for novel solutions. Failure to do one or more of these things could prevent us from achieving sustained, long-term commercial success.
As a growth company in the early commercialization stage of its lifecycle, Eos is subject to inherent risks and uncertainties associated with the development of an enterprise. Our revenues may not grow as expected for a number of reasons, many of which are outside of our control, including a decline in global demand for battery storage products, increased competition, or our failure to continue to capitalize on growth opportunities. In addition, although we have achieved sales of our products to potential customers, it is not clear to what extent, if any, the products will be profitable and when. The costs of goods associated with production of our battery storage system are significant. While we are working to optimize our supply chain, improve the speed and efficiency of our manufacturing processes, and lower the cost of other input costs such as raw material and conversion costs, there can be no assurance that we will be successful in these efforts. If we are not able to sustain revenue growth, reduce cost and continue to raise the capital necessary to support operations, our failure to achieve or maintain profitability could negatively impact the value of our common stock. Even if we do achieve profitability when expected, we may be unable to sustain or increase our profitability in the future.
In order to execute our development strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”) to fund our cost structure and expect to continue to rely on outside capital for the foreseeable future. While we believe we will eventually reach a scale of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or do so in a manner that does not require our continued reliance on outside capital. Moreover, while we have historically been successful in raising outside capital, there can be no assurance we will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to us.

We identified material weaknesses in our internal controls over financial reporting and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we do not effectively remediate these material weaknesses or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management identified material weaknesses in our internal controls over financial reporting as of December 31, 2022 and 2021. See Item 9A, “Controls and Procedures,” in this Annual Report for information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. As a result of these material weaknesses, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2022.

We are taking steps to remediate these material weaknesses, which include hiring personnel with the depth of knowledge and experience to join our accounting and finance organization, and designing and implementing improved processes and internal controls. However, our efforts to remediate these material weaknesses may not be effective in preventing a future material weakness or significant deficiency in our internal controls over financial reporting. If we do not effectively remediate these material weaknesses or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results, which could cause our reported financial results to be materially misstated, result in the loss of investor confidence and cause the market price of our common stock to decline.
We can give no assurance that the measures we have taken or plans to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting or circumvention of these controls.
Our business and financial results have and may continue to be adversely affected by the effects of sustained inflation and increased interest rates.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices that we charge our customers. The existence of sustained inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As interest rates rise to address inflation or otherwise, we may experience further increases in capital and other costs. Further, changes in monetary or other policies here and abroad to combat inflation may lead to an economic downturn in some of our markets. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, the benefits of such measures may not be realized until after the costs of inflation have been incurred.
Current market conditions and recessionary pressures in one or more of our markets could impact our ability to grow our business.
Over the last few years in the U.S. and globally, market and economic conditions have been challenging, particularly in light of the COVID-19 pandemic. Any negative impact on economic conditions and international markets, continued volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions may adversely affect our liquidity and financial condition. It may limit our ability to access the capital markets to meet liquidity and/or capital needs, which could have a material adverse effect on our financial condition and results of operations. Ongoing uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. When our customers’ financial conditions are adversely affected, it could materially and adversely affect our sales and financial results, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. Our global business may be negatively affected by local economic conditions, including inflation, increasing labor costs, potential recession, and currency exchange rate fluctuations, which could adversely affect our cost to manufacture and provide our products and services and revenues generated through sales of such products and services. There is no guarantee that we will be able to fully absorb any such additional costs or revenue declines in the prices for our products and services.

The relatively recent commercialization of our products makes it difficult to evaluate our future prospects.
Since our inception, we have sold a limited quantity of Eos Znyth™ DC battery systems to our customers. We began commercializing our products in mid-2018, and while our research and development activities successfully established the efficiency of our chemistry, we struggled to incorporate our proven technologies into an effective manufacturing design prior to 2018.
We continue to invest in the design and development of the next generation product, the Z3™ battery which builds off the same electrochemistry that has not fundamentally changed for the better part of a decade. The Z3™ battery is designed to reduce cost and weight and improve manufacturability and system performance. The Z3™ product is currently in the testing phase and is expected to launch in the second half of 2023.
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
•a favorable regulatory landscape, including full adoption by the states in the United States of FERC Order 841, which mandates that battery storage can participate in the demand response and ancillary markets; incentives for the implementation of battery storage by state regulators; and adoption by Congress of an ITC for standalone battery storage; and
•the emergence, continuance or success of other alternative energy storage technologies and products.
If we do not manage these risks and overcome these potential difficulties outside of our control successfully, our business and results of operations may suffer.
Failure to deliver the benefits offered by our technologies, or the emergence of improvements to competing technologies, could reduce demand for our products and harm our business.
We believe that, compared to Li-ion batteries, our energy storage solutions offer significant benefits, including the use of widely-available and low-cost materials with no rare earth or toxic components, recyclability at end-of-life, an over twenty (20) year product life requiring minimal maintenance, and a wide thermal operating range that eliminates the need for fire suppression and HVAC, which would otherwise be required for use with Li-ion batteries.

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
Our success depends on the continuing contributions of our key personnel, and the loss of services of any principal member of our management team could adversely affect our business.
We rely heavily on the services of our key executive officers. We are investing significant resources in developing new members of management as we complete our restructuring and strategic transformation, and the loss of services of any principal member of our management team could adversely affect our business. The competition for qualified personnel is intense in our industry, and we may not be successful in attracting and retaining enough qualified personnel to support our anticipated growth. We also cannot guarantee that any employee will remain employed with us for any definite period since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.
The Company’s Compensation Committee of the Board of Directors is committed to working with the management to design compensation plans that attract, retain and motivate the Company’s executives and support business objectives that create shareholder value. In addition, the Board of Directors has implemented procedures to plan for the effective succession of senior management and key personnel. However, we still depend on the experience of our senior management team, including our chief executive officer, chief financial officer and chief accounting officer, and other key personnel, each of whom would be difficult to replace in the event of an unforeseen departure from the Company. Despite successfully managing recent turnover, the loss of any such personnel could have a material adverse effect on our business and our ability to implement our business strategy. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. We do not maintain key-person insurance for any of our employees, including senior management. In addition, changes and replacement, as well as transition in senior executive leadership could adversely affect our relationships with clients, customers, and employees. We must successfully integrate new key personnel whom we hire within our organization in order to achieve our operating objectives.

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
From time to time, we may face attempts by others to gain unauthorized access through various forms of the Internet or try to introduce malicious software to our IT systems, including our BMS. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to:
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
Our IT infrastructure is currently managed by a third party Managed Services Provider ("MSP"). While we regularly review the cybersecurity tools and other security protection provided by this MSP, this MSP regularly runs intrusion and other security tests on services provided to us, there can be no guarantee that a failure or breach of such systems will not occur. We operate a few IT systems throughout our business that could fail for a variety of reasons, including the threats of unauthorized intrusions and attackers. If such failures were to occur, we may not be able to sufficiently recover to avoid the loss of data or any adverse impact on our operations that are dependent on such IT systems. This could result in lost sales as we may not be able to meet the demands for our product.
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
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions that we may initiate, can be expensive and time-consuming. Unfavorable outcomes from these claims and/or lawsuits could adversely affect our business, results of operations, or financial condition and cash flows, and we could incur substantial monetary liability and/or be required to change our business practices. See Part I, Item 3, “Legal Proceedings.”
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
As of December 31, 2022, we had 333 full-time employees, none of whom are represented by unions or covered by collective bargaining agreements. If a union sought to organize any of our employees, such organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

Risks Related to Our Products and Manufacturing
We must obtain Underwriters Laboratories ("UL") and other related certifications for our future generations of product.
Our existing generation of battery systems has received Underwriters Laboratories ("UL") 1973 certification and has been tested for UL 9540A. Based on these North American certifications, we also intend to expand our current generation of battery systems product certification to other national standards such as European Conformity (“CE”) marking in the European Union and the international certification of the International Electrotechnical Commission (“IEC”). We also intend to obtain the UL certification and all applicable safety standards for our future products. Failure to obtain UL, IEC or CE certification would have a significant impact on our revenues, as such certifications are required by most of our customers. As Battery Storage is a relatively new market segment, additional rules will be introduced and regulation changes will occur. We must continue to adapt and ensure conformity to new standards and regulations introduced in the market.
Compared to traditional Li-ion energy storage technologies, our cells and modules have less power density and round trip efficiency and may be considered inferior to competitors’ products.

While the energy density of the Eos Z3 battery enclosure product is significantly improved compared to the Eos Gen 2.3 enclosure product, and we believe that for certain installation sites the Eos Z3 systems may now equal Li-ion energy density per acre of land, traditional Li-ion cells and modules continue to offer higher power density and a lower self-discharge rate than Eos cells and modules. The differences in power density and energy efficiency become lower when comparing full size Li-ion systems to Eos Z3 systems due to the differences in auxiliary loads required by Li-ion systems and safety spacing between enclosures required by Li-ion, however, if customers were to place greater value on power density and efficient power delivery on a cell and module basis, then we could have difficulty positioning our batteries as a viable or compelling alternative to traditional Li-ion batteries and our business would suffer.
We have limited manufacturing experience and could experience difficulty in producing commercial volumes of the battery storage system, establishing manufacturing capacity to scale and in meeting potential cost savings and efficiencies from anticipated improvements to our manufacturing capabilities.
We have limited experience in commercial manufacturing of the battery storage system. On August 21, 2019, we entered into a joint venture agreement with Holtec and formed Hi-Power, which was owned 51% by Holtec and 49% by us. We acquired the 51% equity interest owned by Holtec in April 2021. Because we have limited prior commercial manufacturing experience, we may incur manufacturing inefficiencies, delays or interruptions. Our current manufacturing and testing processes do not require significant technological or production process expertise. However, any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified, and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques, and/or expand our capacity. In addition, our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty reserve, decreased production, and logistical costs and delays. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.
To date, we have only manufactured batteries in limited quantities for commercial customers. The output achieved to date is a fraction of what the Company expects will be necessary for full commercialization and to meet the demand we see in the market for our product. The manufacturing process for commercial scale is being refined and improved. There are risks associated with scaling up manufacturing to commercial volumes including, among others, technical or other problems with process scale-up, process reproducibility, stability issues, quality consistency, timely availability of raw materials and cost overruns.  There is no assurance that we will be successful in establishing a larger-scale commercial manufacturing process that achieves our objectives for manufacturing capacity and cost per battery, in a timely manner or at all.  If we are unable to produce sufficient quantities of product for commercialization on a timely basis and in a cost-effective manner, the Company's commercialization efforts would be impaired which could materially affect our business, financial condition, results of operations and growth prospects.
We may experience delays, disruptions, or quality control problems in our manufacturing operations.
Our operations require significant amounts of certain components and raw materials. We deploy a continuous, company wide process to source the components and raw materials from a few suppliers. If we are unable to source these components or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements, supplier financial condition, increases in duties and tariff costs, disruptions in transportation, an outbreak of a severe public health pandemic, such as the COVID-19 pandemic, including resurgences and the emergence of new variants, severe weather, the occurrence or threat of wars, including the ongoing Russia-Ukraine war, inflation, or increased interest rates could have an adverse effect on our financial condition, results of operations and cash flows. For example, we have experienced supply chain issues related to the COVID-19 pandemic, including but not limited to suppliers utilizing force majeure provisions under existing contracts.

Furthermore, the ongoing global economic recovery from the COVID-19 pandemic has caused challenges for global supply chains resulting in inflationary cost pressures, component shortages, and transportation delays. In recent periods, we have seen an increase in costs for a wide range of materials and components and logistics, and such increases may continue, particularly if the high rates of inflation seen in 2022 persist. We expect prices for these materials to continue to increase in the near term and then to fluctuate over time. Available supply for these materials may also be unstable, depending on market conditions and global demand for these materials. We have also experienced increased prices and/or inconsistent quality and supply of the components. Any reduced availability of these materials may impact our access and any further increases in their prices may reduce our profitability if we cannot recoup the increased costs through increased prices for our products. Moreover, any such attempts to increase product prices may be difficult to achieve and even if achieved, may harm our brand, prospects and operating results.
Some of our customers may experience project delays as a result of delays in site selection and preparation, procedures of obtaining necessary permissions and establishing grid connections. These delays have impacted, and may, from time to time, continue to impact the timing of our product deliveries and our results of operations.
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
Since our inception, our business objectives have been focused on producing a safe, low-cost grid-scale energy storage solution to meet the increasing demand for and adoption of renewable energy generation assets. Our Gen 2.3 battery design has, after years of research and prototype development, resulted in robust control of cell-to-cell spacing using a method which can easily be scaled for mass manufacturing production.
Although our products meet our stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations of products are released. Errors, defects, or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect the quality of our products. In addition, our BMS software may contain errors, bugs, vulnerabilities (including to cyber attacks), design defects or technical limitations. Some errors, bugs or vulnerabilities inherently may be difficult to detect. Any actual or perceived errors, bugs, vulnerabilities, defects, or poor performance in our products could result in the replacement or recall of our products, shipment delays, rejection of our products, damage to our reputation, legal claims, lost revenue, diversion of our engineering personnel from our product development efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.
Furthermore, defective components may give rise to warranty, indemnity, or product liability claims against us that exceed any revenue or profit we receive from the affected products. Generally, our product comes with an initial two (2) year manufacturing warranty. We also offer customers an extended performance warranty of up to twenty (20) years at an additional cost to the customer. The price charged for any such extended warranty is based on the use case of the customer and the additional performance that such customer desires. For extended warranties, this may require system augmentation or battery replacements, which would be provided at no additional charge beyond the price of the extended warranty paid by such customer.

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
If one of our products were to cause injury to someone or cause property damage, due to a result of product malfunctions, defects, or improper installation, we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects, or other problems experienced by other companies in the battery industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.
We are heavily dependent on third-party suppliers and contractors. Supply chain issues could adversely affect our operations and financial results.
We are heavily dependent on third-party suppliers and contractors and their ability to deliver sufficient quantities of key components, products and services at reasonable prices and in time for us to meet schedules for the delivery of our products and services. In addition, our operations depend on our ability to anticipate and our suppliers’ ability to fulfill, our needs for sufficient quantities of key components and products. Given the diverse distribution of our suppliers and contract manufacturers, and the long lead times required to manufacture, assemble and deliver our products, problems could arise in production, planning and inventory management, and regulatory compliance that could seriously harm our business. Third-party suppliers may have limited financial resources to withstand challenging business conditions, such as the adverse impact from Covid-19. Suppliers are facing global supply chain challenges, such as truck shortages, container delays, raw materials, etc. While we have taken several initiatives to mitigate the effects of such disruptions and disruptions caused by Covid-19, our business could be negatively impacted if key suppliers are forced to cease or limit their operations.
If we elect to expand our production capacity by constructing one or more new manufacturing facilities, we may encounter challenges relating to the construction, management and operation of such facilities.
We currently operate our manufacturing facility located in Pennsylvania. We may, however, seek to construct one or more manufacturing facilities designed to meet our product supply needs in the future. Although we currently believe that we can expand our Turtle Creek facility to a 1.2 gigawatt-hour (“GWh”) manufacturing facility, we cannot provide any assurances that we would be able to successfully establish or operate a new manufacturing facility in a timely or profitable manner, or at all, or within any budget that might be forecasted for such a project. The construction of any such facility would require significant capital expenditures and result in significantly increased fixed costs. If we are unable to transition manufacturing operations to any such new facilities in a cost-efficient and timely manner, then we may experience disruptions in operations, which could negatively impact our business and financial results. Further, if the demand for our products decreases or if we do not produce the expected output after any such new facility is operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our product unit fixed cost, which would have a negative impact on our financial condition and results of operations.
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
Our properties, operations and the products we manufacture are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, water discharges, handling and disposal of solid and hazardous substances and wastes, soil and groundwater contamination, employee health and safety and the content of products. Under certain of these laws and regulations, we may be subject to joint and several liability for environmental investigations and remediation, including sites at which waste we generated was disposed, even if the contamination was not caused by us or was lawful at the time it occurred. Our failure to comply with these environmental, health and safety laws and regulations, including failing to obtain any necessary permits, could cause us to incur substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing our operations or requiring us to conduct or fund remedial or corrective measures, install pollution control equipment or perform other actions. The future identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws, regulations or permit requirements, including relating to climate change, or other unanticipated events may arise in the future and give rise to environmental liabilities, which could adversely affect our business, financial condition and results of operations.

Increased scrutiny from stakeholders and regulators regarding environmental, social and governance ("ESG") practices and disclosures, including those related to climate change and sustainability, could result in additional costs and risks.

Companies across many industries are facing increasing scrutiny relating to their environmental, social and governance practices and disclosures. Our failure to satisfy evolving stakeholder expectations for ESG practices and reporting may potentially harm our reputation and impact employee retention, customer relationships and access to capital and financial markets. We have established goals related to ESG matters. These goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation and the market price of our common stock.

Further, certain institutional investors, investor advocacy groups, investment funds, creditors, influential financial markets participants and other stakeholders have become increasingly focused on companies' ESG issues in evaluating their investments and business relationships. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universally accepted standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future shareholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG performance. Unfavorable press about or ratings or assessments of our ESG practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which could have a negative impact on our share price and our access to and cost of capital.

In addition, the adoption of new ESG-related regulations applicable to our business, or pressure from key stakeholders to comply with additional voluntary ESG-related initiatives or frameworks, could require us to make substantial investments in ESG matters, which could impact the results of our operations. Decisions or related investments in this regard could affect consumer perceptions as to our brand. Furthermore, if our competitors’ corporate responsibility or ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. We could also fail, or be perceived to fail, in our achievement of any announced ESG initiatives, goals or objectives, or we could be criticized for the scope of such initiatives, goals or objectives. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives, goals or objectives are not executed as planned, our reputation, financial results and market price of our common stock and access to and cost of capital could be materially and adversely affected.

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
We believe that several market opportunities could help fuel our growth prospects, including the following:
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
We intend to continue to make investments to support our business and will require significant additional funds. In particular, we will require additional funds to enhance existing products and develop new products, expand our operations domestically and internationally, including our sales and marketing organizations and our presence outside of the United States, improve our infrastructure or acquire complementary businesses, technologies, products and other assets. Accordingly, we anticipate that equity or debt financings to secure additional funds will be necessary to support our business strategy. If we raise additional funds through future issuances of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing when we require it, our ability to continue to support our business growth, scale our infrastructure, develop product enhancements and to respond to business challenges could be significantly impaired, and our business, results of operations and financial condition may be adversely affected.

If we fail to meet the covenants in our Senior Secured Term Loan Credit Agreement, we may be subject to default on the loan, which could have a material adverse effect on our business.
The Senior Secured Term Loan contains customary affirmative and negative covenants, which limit the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. The Senior Secured Term Loan also includes a minimum financial liquidity covenant. The minimum financial liquidity covenant requires that the Company have enough available liquidity as of the last day of each fiscal quarter to meet the Interest Escrow Required Amount (as defined in the Senior Secured Term Loan), which is calculated as the aggregate amount of the four immediately following interest payments on loans under the Senior Secured Term Loan. While the Company was in compliance with this covenant as of December 31, 2022, and expects to remain in compliance as of March 31, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on June 30, 2023, and thereafter. There can be no assurance that the Company will be able to secure additional outside capital in order to satisfy the minimum financial liquidity covenant on terms acceptable to the Company, on a timely basis, or at all. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other covenants under the Senior Secured Term Loan, and the Company is further unable to cure such noncompliance or secure a waiver, Atlas may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company and/or asserting its rights in the Company’s assets securing the Senior Secured Term Loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company. See Note 13, Borrowings to our consolidated financial statements included elsewhere in this Annual Report.

Our planned expansion into new geographic markets or new product lines or services could subject us to additional business, financial, and competitive risks.
During the years ended December 31, 2022 and 2021, we sold our products in a number of different countries, including the United States, India, Greece, and Nigeria. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
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
To promote renewable energy generation and consumption, federal, state, local and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of alternative energy systems in the form of rebates, tax credits and other financial incentives such as system performance payments, issuance of renewable energy credits associated with renewable energy generation and exclusion of certain renewable energy systems from property tax assessments.
Our business relies, in part, on the co-location of battery assets with solar and wind technologies. The market for on-grid applications, where solar or wind power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives that vary by geographic market. The reduction, elimination or expiration of government subsidies and economic incentives for on-grid renewable electricity may negatively affect the competitiveness of alternative electricity generation relative to conventional and nonrenewable sources of electricity and could harm or halt the growth of the alternative electricity industries. Because our C&I end user sales are generally expected to be made into the on-grid market, these changes could harm our business. For example, the Inflation Reduction Act enacted in August 2022 allows owners of new batteries to claim an ITC of between 30% and 70% during 2023 through a period that extends at least into the 2030s and possibly longer. The tax credit amount depends on the location of the battery and amount of domestic content. Companies should have an incentive to buy US-made batteries to qualify for a higher tax credit. A condition to claim tax credits at these levels is the same wages that are paid on federal construction projects must be paid to mechanics and laborers who work at the project site and lay down yard during construction and for the five years after on alterations and repairs, and qualified apprentices must be used during the same periods for as much as 15% of total labor hours.
The Inflation Reduction Act also allows manufacturers of certain battery components made in the United States to claim tax credits. The Internal Revenue Service will pay such manufacturers the tax credit amounts in cash for the first five tax years after the manufacturer starts producing. The tax credits for manufacturers start phasing down in amount after 2029 and end after 2032.
Both sets of tax credits are expected to increase demand for batteries and encourage more US domestic manufacturing of batteries. If in the future, Congress were to repeal or cut back the incentives, it could have an adverse impact on our business, financial condition, and results of operations.
In general, subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations or the passage of time. These reductions or terminations often occur without warning.

In addition, several jurisdictions have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered by utilities to customers each year must come from renewable energy resources. Utilities must either generate the renewable electricity themselves or buy renewable energy credits ("REC"s) from independent generators who have been awarded them for generating renewable electricity. Utilities may buy such RECs bundled with renewable electricity. An REC allows the utility to add this electricity to its renewable portfolio requirement total without actually expending the capital for generating facilities. However, there can be no assurances that such policies will continue.
If subsidies and incentives applicable to alternative energy implementation or usage are reduced or eliminated, or the regulatory landscape otherwise becomes less favorable, then there could be reduced demand for alternative energy solutions, which could have an adverse impact on our business, financial condition, and results of operations. See Part I, Item I - Business - Regulations for further discussion of government programs and incentives.
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
Furthermore, we are subject to the export controls and economic embargo rules and regulations of the United States, including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. While we do not conduct business with sanctioned and embargoed countries and we expect to maintain strict internal controls policies and procedures designed to guard against improper conduct, a determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines and enforcement actions and civil and/or criminal sanctions, the disgorgement of profits and the imposition of a court-appointed monitor, as well as the denial of export privileges, and may have an adverse effect on our reputation.

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
We have been issued patents in, or have patent applications pending in the United States, North America, Europe, South America, Asia and Australia. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or redesign our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be misappropriated, infringed, or otherwise violated.

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

Risks Related to Our Securities
To the extent that any shares of common stock are issued upon exercise of any of the warrants, the number of shares eligible for resale in the public market would increase.
We have 7,326,654 outstanding warrants exercisable to purchase 7,326,654 shares of common stock at an exercise price of $11.50 per share. To the extent that any shares of common stock are issued upon exercise of any of the warrants to purchase shares of common stock, there will be an increase in the number of shares of common stock eligible for resale in the public market. Sales of a substantial number of such shares in the public market could adversely affect the market price of our common stock.
Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or our bylaws, or (iv) any action asserting a claim against us or our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within 10 days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act of 1933, as amended ("Securities Act"), as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe that this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
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
Our Charter contains provisions that may hinder unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make it more difficult to remove management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:
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

Fluctuations in the price of our securities could contribute to the loss of part or all your investment. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
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
•sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic, political, market conditions such as recessions, inflation, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Future resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be like us could depress our stock price regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
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
We are a “smaller reporting company” and, because we have opted to use the reduced reporting requirements available to us, certain investors may find investing in our securities less attractive.
As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies. If investors consider our common stock less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common stock and our share price may be more volatile.
We are also a non-accelerated filer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Therefore, our internal controls over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. We cannot predict if investors will find our securities less attractive because we rely on these available exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the market price of our securities may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Edison, New Jersey, in an office consisting of approximately 63,000 square feet of office, testing and product design space. We have a ten-year lease on our corporate headquarters, which expires on September 14, 2026.
Our manufacturing facility is located in the Turtle Creek, Pittsburgh area in Pennsylvania. In January 2022, the Company entered into a new lease agreement for a building next to our existing manufacturing site. We expanded our annual manufacturing capacity from approximately 260 MWh to approximately 800+ MWh in 2022. The leases of the facility expire on December 31, 2026.
We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent we need to increase our footprint as our business grows, we expect that additional space and facilities will be available.

ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations.
As disclosed in Note 17, Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report, the Company was under a previously-reported investigation by the U.S. Department of Justice (the “DOJ”) for underpayment of certain custom duties in past years in connection with imports of batteries and battery components manufactured abroad. On July 7, 2022, the Company entered into a settlement agreement (the “Settlement Agreement”) with the DOJ and Vincent Icolari (“Relator”) to resolve the investigation. The investigation resulted from a qui tam lawsuit (the “Civil Action”) filed by the Relator in December 2019 alleging violations of the False Claims Act. Pursuant to the terms of the Settlement Agreement, Eos Energy has agreed to pay a total of $1.0 million to the United States and $0.1 million to Relator’s counsel. The Company has fully settled this liability as of December 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
EOS's shares of common stock and warrants are traded on The Nasdaq Capital Market under the ticker symbols “EOSE” and “EOSEW”, respectively.
As of February 22, 2023, there were 258 holders of record of EOS common stock and 3 holders of record of EOS warrants.

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
None.

ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors.”

Overview
The Company was originally incorporated in Delaware on June 3, 2019 as a special purpose acquisition company under the name B. Riley Principal Merger Corp. II. ("BMRG"), in order to acquire one or more businesses, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or a similar business combination. Upon the closing of a business combination with Eos Energy Storage, LLC on November 16, 2020 (the "Merger”), the Company changed its name to “Eos Energy Enterprises, Inc.” The Company’s common shares started trading under the ticker NASDAQ: EOSE on November 16, 2020.
On April 9, 2021, the Company acquired, from Holtec, the 51% interest in Hi-Power that was not already owned by the Company. Following the consummation of the transaction, Hi-Power became a 100% indirect, wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated.
The Company designs, develops, manufactures, and markets innovative zinc-based energy storage solutions for utility-scale, microgrid, and commercial & industrial (“C&I”) applications. The Company has developed a broad range of intellectual property with multiple patents covering unique battery chemistry, mechanical product design, energy block configuration and a software operating system (Battery Management System). The Battery Management System (“BMS”) software uses proprietary Eos-developed algorithms and includes ambient and battery temperature sensors, as well as voltage and electric current sensors for the electrical strings and the system. The Company focuses on designing, developing, producing and selling safe, reliable, long-lasting, low-cost turn-key alternating current (“AC”) integrated systems using Eos’ direct current (“DC”) Battery Energy Storage System (“BESS”). The Company’s primary applications focus on integrating battery storage solutions with: (1) renewable energy systems that are connected to the utility power grid; (2) renewable energy systems that are not connected to the utility power grid; (3) storage systems utilized to relieve congestion; and (4) storage systems to assist C&I customers in reducing their peak energy usage or participating in the utilities ancillary and demand response markets. The Company has a manufacturing facility in Turtle Creek, Pennsylvania to produce DC energy blocks with an integrated BMS. The Company’s primary market is North America with opportunistic growth opportunities in Europe, Oceania, Africa, and Asia. The Company has one operating and reportable segment.
Business Trends
As an SEC-registered and Nasdaq-listed company, we are required to implement procedures and processes to address public company regulatory requirements and customary practices and have, and will continue to, hire additional personnel in this context. We have incurred additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, internal and external accounting, legal, administrative resources, including increased personnel costs, and audit and other professional service fees.
The Company is currently operating in a period of global economic and geopolitical uncertainty, which has been exacerbated by the ongoing military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cybersecurity incidents as well as additional supply chain disruptions. The Company’s business has not been materially impacted by the ongoing military conflict in Ukraine as of the date of this filing, however, we continue to monitor these developments. See Part 1, Item 1A - Risk Factors section for further discussion.
The novel coronavirus (“COVID-19”) outbreak has had an adverse effect on the Company's workforce and operations, as well as the operations of its customers, distributors, suppliers and contractors. Management continues to monitor for a potential resurgence of COVID-19 and remains focused on maintaining protective measures to ensure the safety, health and welfare of the Company’s workforce. A potential resurgence of COVID-19 may impact the Company’s financial condition and results of operations in the future. Refer to Part 1, Item 1A - Risk Factors section for further discussion.

Inflation Reduction Act of 2022 (“IRA”)
The IRA features significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. One of the most important features of the IRA legislation is that it offers a 10-year term tax credit, whereas, historically similar industrial credits have been shorter in duration. Customers placing new energy storage facilities in service after this date may be allowed to claim at least a thirty percent investment tax credit (“ITC”) under certain conditions. The IRA also offers an extra ten percent credit if the project is in an “energy community” and another ten percent credit if the project satisfies domestic content requirements, which will be set forth when the implementing regulations are finalized. The ten percent bonus for domestic content could represent a strategic advantage for the Company resulting from our near-sourcing and Made in America strategy, and we currently anticipate that projects utilizing Eos batteries will qualify for the bonus.
Starting in 2023, there are also meaningful PTC that can be claimed on battery components manufactured in the US and sold to customers, which could apply to the Company, including credits for ten percent of the cost incurred to make electrode active materials, $35 per kWh of capacity of battery cells, and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning the Company expects to be able to claim the tax credit amount for each component. The IRA directs the Internal Revenue Service to pay manufacturers the cash value, also known as direct pay, of PTCs for making battery components, and therefore, these credits may be a new source of cash flow for Eos. The direct pay option is valid for up to five tax years, after which any such tax credits can be sold to other companies for cash.
Company Highlights

•In November 2022, the Company announced an order for a 35 MWh energy storage system capable of 10-hour discharge duration. The order, worth $13.5 million, is funded by a grant through the CEC’s LDES Program as part of a project being carried out by Indian Energy, a 100 percent Native American-owned business, to create a first-of-its-kind resilient clean energy microgrid.
•In September 2022, the Company announced it was invited to the due diligence stage of the U.S. Department of Energy’s (“DOE”) Renewable Energy and Efficient Energy Loan Program. The DOE Loan Programs Office’s (“LPO”) invitation to Eos to enter into full due diligence represents an important progression in the LPO’s evaluation of Eos’ loan application. This stage includes LPO performing its due diligence of Eos’ project to expand manufacturing to support at least 3GWh of production capacity. During this stage, the Company and LPO are working to negotiate a term sheet setting out the principal terms and conditions of the loan. However, the DOE invitation to the due diligence stage is not an assurance that the DOE will offer a conditional commitment, or that the Company will secure a loan under the DOE Loan Program.
•In September 2022, the Company announced that Jeff Bornstein, former Chief Financial Officer and Vice Chairman of GE and Managing Partner at Generation Capital Partners and Whipstick Ventures, joined the Company’s Board of Directors.
•In 2022, the Company entered into a $100 million Senior Secured Term Loan Credit Agreement (the "Senior Secured Term Loan") with Atlas Credit Partners (ACP) Post Oak Credit I LLC, as administrative agent for the lenders and collateral agent for the secured parties. The Company made total borrowings of $100 million under the Senior Secured Term Loan, composed of borrowings on July 29, 2022, August 4, 2022, and December 7, 2022 of $85.1 million, $9.6 million, and $5.3 million, respectively.
•During 2022, the Company entered into a common stock Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. an affiliate of Yorkville Advisors. The SEPA gives the Company the right, but not the obligation, to sell up to $75.0 million of common equity to Yorkville at times of the Company’s choosing during the two-year term of the agreement. For the year ended December 31, 2022, funds raised under the SEPA were $14.5 million. See Note 20, Shareholders’ Equity to our consolidated financial statements included elsewhere in this Annual Report.

•During 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market ("ATM") offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per common share, having an aggregate offering price of up to $100 million through Cowen as its sales agent and/or principal. For the year ended December 31, 2022, funds raised under the ATM were $38.6 million, net of commissions.
•In July 2022, the Company announced the dedication of the “Eos Ingenuity Lab,” a site focused on expanding the Company’s R&D capacity as it designs future generations of its Znyth™ technology battery and forges a path toward rapid manufacturing and deployment of its energy storage systems.
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

Results of Operations
Revenue

	For the Years Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Revenue	$17,924	$4,598	$13,326	290%
The Company generates revenues from the delivery of its BESSs and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
Revenue increased by $13.3 million, or 290% from $4.6 million for the year ended December 31, 2021 to $17.9 million for the year ended December 31, 2022. The increase in revenue was primarily driven by the Company’s increase in production and delivery of its energy storage systems and, to a lesser extent, other equipment.
Certain customer projects were deferred out of 2022 and into 2023 and beyond, primarily as a result of the recent passage of the IRA. The IRA includes subsidies for both energy storage customers and manufacturers, which are effective for projects placed in service after December 31, 2022.
Cost of goods sold

	For the Years Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Cost of goods sold	$153,260	$46,483	$106,777	230%
Cost of goods sold primarily consists of costs relating to direct labor, direct material and overhead that is directly tied to product manufacturing, engineering, procurement and construction (“EPC”), project delivery, commissioning, start-up test procedures, and other indirect costs. Other indirect costs include manufacturing overhead, equipment maintenance, environmental health and safety, quality and production control procurement, transportation, logistics, depreciation and facility-related costs. As a nascent technology with a new manufacturing process that is early in its product lifecycle, the Company still faces significant costs associated with production start-up, commissioning of various components, modules, and subsystems and other related costs. The Company expects its cost of goods sold to exceed revenues in the near term as it continues to scale production and prepares BESSs delivered to customers to go-live.
Cost of goods sold increased by $106.8 million, or 230% from $46.5 million for the year ended December 31, 2021 to $153.3 million for the year ended December 31, 2022. The increase was driven by the following: (a) an increase in production volumes and related manufacturing costs; (b) higher freight costs and material costs due to volume and inflation; (c) higher manufacturing scrap and rework costs and production inefficiencies; and (d) higher EPC and commissioning expenses.
Research and development expenses

	For the Years Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
R&D expenses	$18,469	$19,154	$(685)	(4)%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation, and amortization of intangible assets.

Research and development costs decreased by $0.7 million or 4% from $19.2 million for the year ended December 31, 2021, to $18.5 million for the year ended December 31, 2022. The decrease in research and development costs was primarily driven by a decrease of $3.4 million in costs for materials and supplies, partially offset by increases of $1.4 million for outside professional services, $0.5 million of payroll and personnel costs, $0.6 million of stock compensation costs and $0.2 million of facility costs.
Selling, general and administrative expenses

	For the Years Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
SG&A expenses	$60,623	$42,998	$17,625	41%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing, and public company costs.
Selling, general and administrative expenses increased by $17.6 million or 41%, from $43.0 million for the year ended December 31, 2021 to $60.6 million for the year ended December 31, 2022. The increase was primarily driven by increases of $10.8 million in payroll and personnel costs and $8.9 million of outside service expenses, partially offset by decreases of $1.9 million in stock compensation costs.
Loss on pre-existing agreement

	For the Years Ended December 31,
($ in thousands)	2022	2021
Loss on pre-existing agreement	$—	$30,368
The Company incurred a loss on a pre-existing agreement of $30.4 million for the year ended December 31, 2021 due to the termination of the joint venture agreement with Holtec during the second quarter of 2021.
Loss from write-down on property, plant and equipment

	For the Years Ended December 31,
($ in thousands)	2022	2021
Loss from write-down on PP&E	$6,846	$50
The Company incurred a loss of $6.8 million from the write-down on property, plant and equipment for the year ended December 31, 2022, compared to $0.1 million for the year ended December 31, 2021. The increase in loss is due to replacement of equipment, outsourcing of certain production processes, and a shift in production from the current generation Gen 2.3 BESS to the next generation Z3 system.
Grant expense, net

	For the Years Ended December 31,
($ in thousands)	2022	2021
Grant (income) expense, net	$(16)	$269
Grant (income) expense, net includes grant-related expenses net of grant income received pursuant to grant agreements with the California Energy Commission (“CEC”). The change in grant (income) expense, net, for the years ended December 31, 2022 and 2021 relates to the timing of grant activity and recovery of expenses from the CEC grant.

Interest expense, net

	For the Years Ended December 31,
($ in thousands)	2022	2021
Interest expense, net	$(7,915)	$(604)
Interest expense, net includes accrued interest, amortization of debt issuance costs and debt discounts, and interest income. Interest expense, net increased by $7.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. These increases are a result of higher interest expense recognized due to interest on the Senior Secured Term Loan, which was issued in 2022, and from a further draw on the equipment financing facility in 2022.
Interest expense - related party

	For the Years Ended December 31,
($ in thousands)	2022	2021
Interest expense - related party	$(10,898)	$(4,597)
Interest expense, related party includes accrued interest and the amortization of debt issuance costs and debt discounts. Interest expense - related party increased by $6.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. 2022 reflects a full year of interest expense and amortization of debt issuance costs recognized in 2022 for the 2021 Convertible Notes - Related Party and the Yorkville Convertible Promissory Note - Related Party. In 2021, there was only interest expense and amortization of debt issuance costs for the 2021 Convertible Notes- Related Party, which were issued in July 2021.
Remeasurement of equity method investment

	For the Years Ended December 31,
($ in thousands)	2022	2021
Remeasurement of equity method investment	$—	$(7,480)
For the year ended December 31, 2021, we recognized a $7.5 million loss on our equity method investment in Hi-Power. The loss was a result of the remeasurement of our 49% ownership in Hi-Power due to our acquisition of the remaining 51% interest previously held by Holtec. The Company consolidated Hi-Power for the full year of 2022, therefore, it was not accounted for as an equity method investment for the year ended December 31, 2022.
Gain on change in fair value of derivatives - related parties
The gain on change in fair value of derivatives - related parties is composed of the following:

	For the Years Ended December 31,
($ in thousands)	2022	2021
Change in fair value, embedded derivatives - related party	$10,880	$17,507
Change in fair value, warrants liability - related party	848	1,775
Gain on change in fair value of derivatives - related parties	$11,728	$19,282
The 2021 Convertible Notes Payable - Related Party, and the December Yorkville Convertible Promissory Notes contain conversion features that are accounted for as embedded derivatives and remeasured at its fair value at each balance sheet date. The decrease in the embedded derivatives' fair value, as well as the warrants liability's fair value, for the year ended December 31, 2022, compared to the year ended December 31, 2021, is largely a result of the change in the value of the underlying asset, the Company’s common stock.

Income from equity in unconsolidated joint venture

	For the Years Ended December 31,
($ in thousands)	2022	2021
Income from equity in unconsolidated joint venture	$—	$440
Income from equity in unconsolidated joint venture for the year ended December 31, 2021 includes the results of the Company’s joint venture Hi-Power before it became a wholly-owned subsidiary of the Company on April 9, 2021. Subsequent to the acquisition, Hi-Power’s operational results have been consolidated within the Company’s consolidated statements of operations and comprehensive loss, therefore, there is no income or loss recognized from the joint venture for the year ended December 31, 2022.
(Loss) gain on debt (extinguishment)/forgiveness

	For the Years Ended December 31,
($ in thousands)	2022	2021
(Loss) gain on debt (extinguishment)/forgiveness	$(942)	$1,273
The Company recognized a loss on debt extinguishment of $0.9 million for the year ended December 31, 2022 from repayment of the Hi-Power note payable.
The Company recognized a gain on debt forgiveness of $1.3 million for the year ended December 31, 2021 from forgiveness of the Paycheck Protection Program loan approved by the Small Business Administration under the CARES Act.
Other (expense) income

	For the Years Ended December 31,
($ in thousands)	2022	2021
Other (expense) income	$(477)	$2,194
Other (expense) income of ($0.5) million for the year ended December 31, 2022 included commitment fees of ($1.1) million paid upon signing of the SEPA, partially offset by a $0.5 million gain from settlement of the SEPA advance.
During the year ended December 31, 2021, the Company recognized income of $2.2 million from the sale of state net operating losses and research and development credit carryforwards in accordance with the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.
Income tax expense

	For the Years Ended December 31,
($ in thousands)	2022	2021
Income tax expense	$51	$—
Income tax expense of approximately $0.1 million was recorded for the year ended December 31, 2022. The taxes are attributable to taxable earnings from the Company’s foreign operations which were insignificant for all periods presented. There was no income tax expense recorded for the year ended December 31, 2021.

Liquidity and Capital Resources
Liquidity and Going Concern
As a growth company in the early commercialization stage of its lifecycle, Eos is subject to inherent risks and uncertainties associated with the development of an enterprise. In this regard, substantially all of the Company’s efforts to date have been devoted to the development and manufacturing of battery energy storage systems and complimentary products and services, recruitment of management and technical staff, deployment of capital to expand the Company’s operations to meet customer demand and raising capital to fund the Company’s development. As a result of these efforts, the Company has incurred significant losses and negative cash flows from operations since its inception and expects to continue to incur such losses and negative cash flows for the foreseeable future until such time that the Company can reach a scale of profitability to sustain its operations.
In order to execute its development strategy, the Company has historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”) to fund its cost structure and expects to continue to rely on outside capital for the foreseeable future. While the Company believes it will eventually reach a scale of profitability to sustain its operations, there can be no assurance the Company will be able to achieve such profitability or do so in a manner that does not require its continued reliance on outside capital. Moreover, while the Company has historically been successful in raising outside capital, there can be no assurance the Company will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to the Company.
As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the year ended December 31, 2022, the Company incurred a net loss of $(229.8) million, incurred negative cash flows from operations of $(196.9) million, and had an accumulated deficit of $(646.3) million as of December 31, 2022.
•As of December 31, 2022, the Company had $17.1 million of unrestricted cash and cash equivalents available to fund the Company’s operations, no additional borrowings available to fund its operations under pre-existing financing arrangements (see Note 13, Borrowings) and negative working capital of $(5.4) million, inclusive of $5.6 million of outstanding debt that is currently scheduled to mature within the next twelve months beyond the issuance date.
•While the Company has available capacity under certain pre-existing arrangements to issue shares of the Company’s common stock, including under the SEPA and the ATM offering program, (see also Note 20, Shareholders’ Equity) to aid in funding the Company’s operations, the Company’s ability to secure such funding is dependent upon certain conditions, such as investors’ willingness to purchase the Company’s common stock and at a price that is acceptable to the Company. Accordingly, as of the issuance date there is no assurance the Company will be able to secure funding under these pre-existing arrangements or on terms that are acceptable to the Company.
•Similarly, while the Company has historically been successful in raising additional outside capital to fund the Company’s operations, as of the issuance date no assurance can be provided the Company will be successful in obtaining additional outside capital or on terms that are acceptable to the Company. In this regard, the Company is currently in the process of negotiating additional outside capital under the U.S. Department of Energy’s (“DOE”) Loan Guarantee Solicitation for Applications for Renewable Energy Projects and Efficient Energy Projects (the “DOE Loan Program”). As of the issuance date, the Company remains in the due diligence phase of negotiations with the DOE, however, there can be no assurance that the Company will be able to secure such loan or on terms that are acceptable to the Company.

•The Company is required to remain in compliance with a quarterly minimum financial liquidity covenant under its Senior Secured Term Loan. While the Company was in compliance with this covenant as of December 31, 2022, and expects to remain in compliance as of March 31, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on June 30, 2023 and thereafter. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other nonfinancial covenants required by the Senior Secured Term Loan, and the Company is further unable to cure such noncompliance or secure a waiver, Atlas may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company, and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
•Absent an ability to secure additional outside capital in the near term, the Company will be unable to meet its obligations as they become due over the next twelve months beyond the issuance date.
•In the event the Company’s ongoing efforts to raise additional outside capital prove unsuccessful, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent.
These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During 2022, the Company closed on the following capital transactions:
•a common stock Standby Equity Purchase Agreement with YA II PN, Ltd. an affiliate of Yorkville Advisors. For the year ended December 31, 2022, funds raised under the SEPA were $14.5 million. See Note 20, Shareholders' Equity to our consolidated financial statements included elsewhere in this Annual Report.
•a Sales Agreement with Cowen, with respect to an at-the-market offering program. For the year ended December 31, 2022, funds raised under the ATM were $38.6 million, net of commissions. See Note 20, Shareholders' Equity to our consolidated financial statements included elsewhere in this Annual Report.
•a $100.0 million Senior Secured Term Loan Credit Agreement with Atlas Credit Partners (ACP) Post Oak Credit I LLC. For the year ended December 31, 2022, the funds raised from borrowings under the Senior Secured Term Loan were $100.0 million. The Senior Secured Term Loan contains customary affirmative and negative covenants, which limit the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. It also requires the Company to hold enough available liquidity as of the last day of each fiscal quarter to meet the Interest Escrow Required Amount (as defined in the Senior Secured Term Loan), which is calculated as the aggregate amount of the four immediately following interest payments on loans under the Senior Secured Term Loan. See Note 13, Borrowings to our consolidated financial statements included elsewhere in this Annual Report.
•an additional $4.2 million from Trinity Capital Inc. under the $25.0 million equipment financing facility (the "Equipment Financing Facility"), which was entered into during 2021. See Note 13, Borrowings to our consolidated financial statements included elsewhere in this Annual Report.

See Note 13, Borrowings and Note 20, Shareholders' Equity for all of the Company’s outstanding debt and equity transactions.
Capital Expenditures
We expect capital expenditures and working capital requirements to increase as we seek to execute on our growth strategy. Total capital expenditures for the year ended December 31, 2022 were $20.1 million. These expenses were primarily used to purchase additional equipment and to automate certain manufacturing processes that will increase our capacity and efficiency. Our capital expenditure and working capital requirements may change depending on many factors, including but not limited to, the overall performance of existing equipment, our sales pipeline, our operating results and any adjustments in our operating plan necessary in response to industry conditions, competition or unexpected events.
Discussion and Analysis of Cash Flows
The Company relies heavily on private placement of convertible notes, term loans, equipment financing and issuance of common stock. Our short-term working capital needs are primarily related to funding of debt interest payments, repayment of debt principal, product manufacturing, research and development, and general corporate expenses. The Company’s long-term working capital needs are primarily related to repayment of long-term debt obligations and capital expenses for capacity expansion and maintenance, equipment upgrades and repair of equipment. We have taken steps to conserve working capital and reduce expenses to better manage cash outflows.
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	For the Years Ended December 31,
($ in thousands)	2022	2021
Net cash used in operating activities	$(196,857)	$(116,147)
Net cash used in investing activities	(17,170)	(23,336)
Net cash provided by financing activities	139,544	123,322
Cash flows from operating activities:
Our cash flows used in operating activities to date have primarily been composed of costs related to research and development, manufacturing of our initial energy storage products, and other selling, general and administrative activities. As we continue to expand commercial production, we expect our expenses related to personnel, manufacturing, research and development and selling, general and administrative activities to increase.
Net cash used in operating activities of $196.9 million for the year ended December 31, 2022 was primarily driven by a net loss of $229.8 million, adjusted for non-cash items of $31.0 million. Non-cash items included stock-based compensation expense, depreciation and amortization, interest accretion and amortization of debt issuance costs, changes in fair value of derivatives, and loss from the write-down of property, plant and equipment. The net cash inflows from changes in operating assets and liabilities of $2.0 million was primarily driven by an increase in accounts payable and accrued expenses of $23.4 million, an increase in contract liabilities of $4.0 million, and a decrease in vendor deposits of $6.8 million. These inflows were partially offset by an increase in inventory of $10.3 million and a decrease in the Hi-Power note payable of $19.6 million.
Net cash used in operating activities of $116.1 million for the year ended December 31, 2021 was primarily driven by a net loss of $124.2 million, adjusted for non-cash items of $11.0 million. Non-cash items included stock compensation expense, depreciation and amortization, remeasurement of the Hi-Power JV equity and changes in the fair value of derivatives. The net cash outflow from changes in operating assets and liabilities was $2.9 million for the year ended December 31, 2021, primarily driven by an increase in the Hi-Power notes payable of $18.7 million and an increase in accounts payable and accrued expenses of $7.1 million, partially offset by an increase in inventory of $10.1 million, increase in vendor deposits of $7.4 million, decrease in provision for firm purchase commitment of $5.5 million, and increase in accounts receivable of $1.9 million.

Cash flows from investing activities:
Net cash flows used in investing activities of $17.2 for the year ended December 31, 2022 were primarily composed of payments made for purchases of property, plant and equipment of $20.1 million, note receivable advanced to a customer of $0.3 million, partially offset by proceeds from notes receivable of $3.2 million.
Net cash flows used in investing activities of $23.3 for the year ended December 31, 2021 were primarily composed of purchases of property, plant and equipment of $15.6 million, investment in joint venture of $4.0 million, notes receivable advanced to customers of $4.9 million and payments made for the Hi-Power acquisition of $0.2 million, partially offset by proceeds from notes receivable of $1.3 million.
Cash flows from financing activities:
Net cash provided by financing activities of $139.5 million in the year ended December 31, 2022, was primarily from net proceeds received from the Senior Secured Term Loan of $98.0 million, issuance of common stock under the ATM program of $38.6 million, Yorkville Convertible Promissory Notes of $9.3 million, issuance of common stock under the SEPA of $5.0 million, and an increase in the equipment financing facility of $4.2 million. The proceeds were partially offset by debt issuance costs related to the Senior Secured Term Loan of $12.4 million, payments on the equipment financing facility of $1.9 million, and $1.0 million for share repurchases from employees for tax withholding purposes.
Net cash provided by financing activities of $123.3 million for the year ended December 31, 2021, primarily due to the proceeds received from issuance of the 2021 Convertible Notes of $100 million, equipment financing of $7.0 million, warrants exercised of $20.1 million, and options exercised of $1.1 million, partially offset by debt issuance costs associated with the 2021 Convertible Notes and the equipment financing facility of $4.4 million.
Contractual Obligations
We have certain obligations and commitments to make future payments under contracts. As of December 31, 2022, this is comprised of the following:
•Open purchase obligations of $0.2 million, related to a supply purchase agreement with a minimum volume commitment. See Note 17, Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report.
•Future lease payments, including interest, under non-cancellable operating and financing leases of $6.5 million. The leases expire at various dates prior to 2028. See Note 15, Leases to our consolidated financial statements included elsewhere in this Annual Report.
•Principal and Interest payments related to the following debt obligations. See Note 13, Borrowings to our consolidated financial statements included elsewhere in this Annual Report.

Future Debt Payments
Yorkville Convertible Promissory Note - due June 2023*	$2,000
2021 Convertible Notes Payable – due June 2026	134,262
Senior Secured Term Loan - due March 2026	148,445
Equipment financing facility - due April 2025	10,561
Total	$295,268
* Amounts owed under the Yorkville Convertible Promissory Note were offset by the issuance of common shares in January 2023- See Note 21, Subsequent Events to our consolidated financial statements included elsewhere in this Annual Report.

Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our consolidated financial statements, we make assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments, and estimates. In addition to the below, for further information regarding our critical accounting policies, refer to Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report.
Warranty Liability
The Company generally provides a standard warranty for a period of two years. We also provide extended warranties and performance guarantees, which are identified as separate performance obligations in the Company's contracts with customers. We accrue warranty reserves at the time of recording the sale. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, which is based on various factors including actual claim data to date, results of lab testing, factory quality data, and field monitoring. Due to limited claim experience since commercialization of our product, and the potential for variability in these underlying factors, the difference between our estimated costs and our actual costs could be material to our consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from our estimates, we may be required to revise our estimated warranty liability. We will also update actual warranty experience to determine warranty reserves as such experience becomes available. We review our reserves at least quarterly, seeking to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited at the early stage in the commercialization of our products and, the adjustments that we record may be material. Thus, it is likely that as we sell additional BESS, we will acquire additional information on the projected costs to repair or replace items under warranty and may need to make additional adjustments. As of December 31, 2022 and 2021, we had $3.8 million and $2.1 million in warranty reserves, respectively. Adjustments to warranty reserves are recorded in cost of goods sold.
Convertible Notes and Embedded Derivatives
Some of our debt financings contain embedded derivatives, such as conversion features in our 2021 Convertible Notes Payable - Related Party. The Company evaluates each debt agreement to determine whether any embedded features require bifurcation from the debt host in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). If the embedded feature requires bifurcation from its debt host, the Company will account for it as either a derivative liability or as a derivative in equity. The Company uses valuation models to estimate the fair value of the embedded derivatives. For the valuation of the embedded derivative related to the 2021 Convertible Notes- Related Party, the Company uses a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. Certain inputs involve unobservable inputs and are classified as level 3 of the fair value hierarchy (see Note 16, Fair Value Measurement to our consolidated financial statements included elsewhere in this Annual Report). The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions.

Business Combinations
We have accounted for business combinations using the purchase method of accounting where the cost is allocated to the underlying net tangible and intangible assets acquired, based on their respective fair values. Identifiable assets acquired and liabilities assumed are recognized and measured as of the acquisition date at fair value. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. The Company used information available to make fair value determinations and engaged independent valuation specialists to assist management in the fair value determination for the acquisition of Hi-Power. The fair value is determined using the income approach, cost approach and/or market approach. Determining the fair value of purchase consideration, assets acquired, liabilities assumed, as well as the Joint Venture agreement the Company terminated in connection with the acquisition requires management’s judgment. The fair value determination of the Joint Venture agreement and of the consideration transferred in exchange for the Hi-Power business involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected cash flows and the discount rate. The Company believes the estimates applied to be based on reasonable assumptions, but these estimates are inherently uncertain. If any of our assumptions or judgements used to determine fair value of the assets acquired, are ultimately incorrect, we could experience material impairment losses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. Our exposure to liquidity risk is dependent on our ability to raise funds to meet our obligations and sustain operations. We manage liquidity risk by continuously monitoring our actual and forecasted working capital requirements to ensure there is capital to meet short-term, long-term obligations, including our liquidity covenants under the Senior Secured Term Loan (see Note 13, Borrowings to our consolidated financial statements included elsewhere in this Annual Report). As disclosed in Note 1, Overview to our consolidated financial statements included elsewhere in this Annual Report, there is a substantial doubt about the Company's ability to continue as a going concern. In order to execute its development strategy, the Company has historically relied on outside capital to fund its cost structure and expects to continue to rely on outside capital for the foreseeable future. While the Company believes it will eventually reach a scale of profitability to sustain its operations, there can be no assurance the Company will be able to achieve such profitability or do so in a manner that does not require its continued reliance on outside capital. Moreover, while the Company has historically been successful in raising outside capital, there can be no assurance the Company will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to the Company.

Foreign Currency Risk
The Company has two foreign domiciled subsidiaries, one in Italy and the other in India, which currently have minimal operating activity. We may in the future be impacted by foreign currency translation losses in these countries.
Our revenue contracts are made in U.S. dollars. We make purchases from certain vendors from other countries as well. However, all pricing and liabilities from the purchase are denominated in U.S. dollars and we are not exposed to the risk from exchange rate movements.

Equity Price Risk
Equity price risk arises from security price volatility. The Company is subject to this risk due to its private placement warrants. The fair value per warrant was $0.24 and $2.85 as of December 31, 2022 and 2021, respectively, which was exposed to equity price risk. We estimate that a hypothetical 10% change in quoted security prices would impact our warrants liability by $8 and $93 as of December 31, 2022 and 2021, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Please see our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, the CEO and CFO have concluded, as of December 31, 2022, that our disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting described in “Management’s Report on Internal Control Over Financial Reporting” below.
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
Management, including our CEO and CFO, assessed the Company’s internal control over financial reporting and concluded that they were not effective as of December 31, 2022. In making this assessment, management used the criteria set forth by the COSO framework. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses resulting from our lack of a formalized internal control framework in accordance with COSO, inadequate segregation of duties in the financial reporting process, lack of review and approval of journal entries, and a lack of management review controls.

Management’s Remediation Plan
We have identified and implemented, and continue to implement, certain remediation efforts to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. These remediation efforts are ongoing. The following remedial actions have been identified and initiated as of December 31, 2022:

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
Changes in Internal Control over Financial Reporting
Other than the actions taken as described in Management's Remediation Initiatives above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Delaware Section 205 Petition
On November 12, 2020, B. Riley Principal Merger Corp. II (“BMRG”), the predecessor to the Company, held a special meeting of stockholders (the “BMRG Special Meeting”) to approve certain matters relating to the business combination between BMRG and Eos Energy Storage LLC.
One of these matters was a proposal to amend and restate BMRG's certificate of incorporation in order to, among other things, increase the number of authorized shares of common stock from 125,000,000 shares of common stock, consisting of 100,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock, to 200,000,000 shares of common stock, and to reclassify all Class A common stock and Class B common stock as a single class of common stock (the “Charter Amendment Proposal”). The Charter Amendment Proposal was approved by a majority of the outstanding shares of Class A common stock and Class B common stock of BMRG as of the record date for the BMRG Special Meeting, voting together as a single class, although voting records indicate that a majority of each of the shares of Class A common stock and Class B common stock also approved the Charter Amendment Proposal. After the BMRG Special Meeting, BMRG and Eos Energy Storage LLC closed the business combination and the Company's certificate of incorporation, as amended to give effect to the Charter Amendment Proposal, became effective.

A recent ruling by the Delaware Court of Chancery introduced uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (the “DGCL”) would have required the Charter Amendment Proposal to be approved by separate votes of the majority of BMRG's then-outstanding shares of Class A common stock and Class B common stock. The Company had been proceeding with the understanding that the Charter Amendment Proposal and the amendment and restated certificate of incorporation are valid. In light of this recent ruling, however, to resolve potential uncertainty with respect to the Company's capital structure, the Company has filed a petition in the Delaware Court of Chancery under Section 205 of the DGCL to seek validation of the Charter Amendment Proposal. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts.
On February 27, 2023, the Court of Chancery approved the Company's request for relief and entered an order under Section 205 of the Delaware General Corporation Law (1) declaring the Company's Third Amended and Restated Certificate of Incorporation (the "Charter"), including the filing and effectiveness thereof, as validated and effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on November 16, 2020, and all amendments effected thereby and (2) ordering that the Company's securities (and the issuance of the securities) described in the Petition and any other securities issued in reliance on the validity of the Charter are validated and declared effective, each as of the original issuance dates.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item, including Securities Authorized for Issuance Under Equity Plans, is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

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

(3) Exhibits. Filed as part of this Annual Report are the following exhibits:

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated as of September 7, 2020, by and among the Company, BMRG Merger Sub, LLC, BMRG Merger Sub II, LLC, Eos Energy Storage LLC, New Eos Energy LLC and AltEnergy Storage VI, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2020)	Form 8-K	File No. 001-39291	2.1	September 8, 2020

3.1*	Third Amended and Restated Certificate of Incorporation of the Company, as amended

3.2	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.2	May 19, 2022

4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-39291	4.1	November 20, 2020

4.2	Specimen Warrant Certificate	Form 8-K	File No. 001-39291	4.2	November 20, 2020

4.3	Eos Energy Enterprises, Inc. 5%/6% Convertible Senior PIK Toggle Note due 2026	Form 8-K	File No. 001-39291	4.1	July 7, 2021

4.4	Warrant Agreement, dated May 19, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company	Form 8-K	File No. 001-39291	4.1	May 22, 2020

4.5	Description of Securities	Form 10-K	File No. 001-39291	4.5	February 25, 2022

4.6	Indenture, dated April 7, 2022, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2022)	Form 8-K	File No. 001-39291	10.1	April 13, 2022

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
4.7	Convertible Promissory Note, dated as of June 13, 2022, between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	4.1	June 13, 2022

4.8	Convertible Promissory Note dated as of December 29, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	4.1	December 29, 2022

10.1	Sponsor Earnout Letter	Form 8-K	File No. 001-39291	10.8	November 20, 2020

10.2	Eos Energy Enterprises, Inc. 2020 Incentive Plan	Form 8-K	File No. 001-39291	10.10	November 20, 2020

10.3	Form of Indemnity Agreement	Form 8-K	File No. 001-39291	10.13	November 20, 2020

10.4	Employment Agreement, dated February 24, 2021, by and between the Company and Joseph Mastrangelo	Form 8-K	File No. 001-39291	99.1	March 2, 2021

10.5	Offer Letter, dated February 19, 2021, by and between the Company and Jody Markopoulos	Form 8-K	File No. 001-39291	10.1	March 12, 2021

10.6	Employment Agreement, dated March 25, 2021, by and between the Company and Sagar Kurada	Form 8-K	File No. 001-39291	10.1	March 31, 2021

10.7	Unit Purchase Agreement, dated April 8, 2021	Form 8-K	File No. 001-39291	10.1	April 14, 2021

10.8	Form of Transition Services Agreement (Included in Exhibit 10.08)	Form 8-K	File No. 001-39291	10.2	April 14, 2021

10.9	Amended and Restated Registration Rights Agreement, dated May 10, 2021, by and between the Registrant, B. Riley Principal Sponsor Co. II, LLC and the other parties thereto	Form 8-K	File No. 001-39291	4.01	May 10, 2021

10.10	Amended and Restated Registration Rights Agreement, dated May 10, 2021, by and among the Company and the security holders party thereto	Form 8-K	File No. 001-39291	4.02	May 10, 2021

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.11	Investment Agreement, dated as of July 6, 2021, by and among Eos Energy Enterprises, Inc. and Spring Greek Capital, LLC	Form 8-K	File No. 001-39291	10.1	July 7, 2021

10.12	Master Equipment Financing Agreement, dated September 30, 2021	Form 8-K	File No. 001-39291	10.1	October 5, 2021

10.13	Guaranty Agreement, dated September 30, 2021	Form 8-K	File No. 001-39291	10.2	October 5, 2021

10.14	Separation Agreement, dated December 13, 2021, by and between the Company and Sagar Kurada	Form 8-K	File No. 001-39291	10.01	December 14, 2021

10.15	Employment Agreement, dated December 13, 2021, by and between the Company and Randall B. Gonzales	Form 8-K	File No. 001-39291	10.02	December 14, 2021

10.16	Employment Letter, dated December 29, 2021 by and between the Company and John Tedone. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022)	Form 8-K	File No. 001-39291	10.1	February 14, 2022

10.17	Standby Equity Purchase Agreement, dated April 28, 2022, by and between Eos Energy Enterprises, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2022)	Form 8-K	File No. 001-39291	10.1	April 28, 2022

10.18	Joinder to Investment Agreement, dated May 1, 2022 among Eos Energy Enterprises, Inc., Spring Creek Capital, LLC and Wood River Capital, LLC	Form 10-Q	File No. 001-39291	10.3	May 9, 2022

10.19	Amendment No. 1 to the Standby Equity Purchase Agreement, dated as of April 28, 2022, between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	10.1	June 13, 2022

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.20	Supplemental Agreement, dated as of June 13, 2022, to the Standby Equity Purchase Agreement dated as of April 28, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	10.2	June 13, 2022

10.21	Senior Secured Term Loan Credit Agreement, dated as of July 29, 2022, by and among Eos Energy Enterprises, Inc., the lenders party thereto, and ACP Post Oak Credit I LLC, as administrative agent and collateral agent.	Form 8-K	File No. 001-39291	10.1	August 1, 2022

10.22	Guarantee and Collateral Agreement, dated as of July 29, 2022, by and among Eos Energy Enterprises, Inc., the other grantors named therein and ACP Post Oak Credit I LLC, as collateral agent	Form 8-K	File No. 001-39291	10.2	August 1, 2022

10.23	Commitment Increase Agreement, dated as of August 4, 2022, by and among Eos Energy Enterprises, Inc., the guarantors party thereto, ACP Post Oak Credit I LLC, as administrative agent and lender, and certain other lenders party thereto	Form 8-K	File No. 001-39291	10.1	August 5, 2022

10.24	Sales Agreement, dated August 5, 2022, by and between Eos Energy Enterprises, Inc. and Cowen and Company, LLC	Form 8-K	File No. 001-39291	10.2	August 5, 2022

10.25	Amended Director Compensation Policy, dated as of September 7, 2022	Form 8-K	File No. 001-39291	10.1	September 9, 2022

10.26	Amendment No. 2 to the Standby Equity Purchase Agreement dated as of November 14, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	10.1	November 14, 2022

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.27	Commitment Increase Agreement, dated as of December 7, 2022, by and among Eos Energy Enterprises, Inc. the guarantors party thereto, and ACP Post Oak Credit LLC.	Form 8-K	File No. 001-39291	10.1	December 8, 2022

10.28	Amendment No. 3 dated as of December 29, 2022 to the Standby Equity Purchase Agreement dated as of April 28, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	10.1	December 29, 2022

10.29	Second Supplemental Agreement dated as of December 29, 2022 to the Standby Equity Purchase Agreement dated as of April 28, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	10.1	December 29, 2022

10.30	Separation Agreement, dated January 20, 2023, by and between the Company and Randall Gonzales	Form 8-K	File No. 001-39291	10.1	January 20, 203

10.31	Employment Agreement, dated January 20, 2023, by and between the Company and Nathan Kroeker	Form 8-K	File No. 001-39291	10.2	January 20, 203

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page herein)

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith.
+	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

EOS ENERGY ENTERPRISES, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Eos Energy Enterprises, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eos Energy Enterprises, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Convertible Notes Payable - Refer to Note 13 to the financial statements
Critical Audit Matter Description
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
◦Developing an independent estimate of the inputs and compared those to the inputs used in the fair value of the embedded conversion feature.
•We evaluated the competency and objectivity of management’s expert engaged by the Company to perform the valuation of the embedded conversion feature.

/s/ Deloitte & Touche LLP

New York, NY
February 28, 2023

We have served as the Company's auditor since 2017.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$17,076	$104,831
Restricted cash	2,725	861
Accounts receivable, net	1,666	1,916
Inventory, net	23,260	12,976
Vendor deposits	4,789	16,653
Notes receivable, net	36	103
Contract assets, current	1,859	1,369
Prepaid expenses	2,289	2,595
Other current assets	1,447	1,268
Total current assets	55,147	142,572
Property, plant and equipment, net	27,169	12,890
Intangible assets, net	240	280
Goodwill	4,331	4,331
Notes receivable, net	827	3,547
Operating lease right-of-use asset, net	4,316	3,468
Long-term restricted cash	11,422	—
Other assets, net	3,336	2,087
Total assets	$106,788	$169,175

LIABILITIES
Current liabilities:
Accounts payable	$34,669	$12,531
Accrued expenses	15,359	7,674
Accounts payable and accrued expenses - related parties	—	1,200
Operating lease liability, current	1,106	1,084
Note payable, current	—	4,926
Long-term debt, current	2,872	1,644
Convertible notes payable - related party	2,688	—
Contract liabilities, current	3,850	849
Other current liabilities	32	9
Total current liabilities	60,576	29,917
Long-term liabilities:
Operating lease liability	4,130	3,224
Notes payable	—	13,769
Long-term debt	87,321	4,727
Convertible notes payable - related party	82,950	84,148
Contract liabilities, long-term	956	—
Warrants - related party	78	926
Other liabilities	3,488	17
Total long-term liabilities	178,923	106,811
Total liabilities	239,499	136,728

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Commitments and Contingencies (Note 17)

SHAREHOLDERS' (DEFICIT) EQUITY
Common Stock, $0.0001 par value, 300,000,000 and 200,000,000 shares authorized, 82,653,781 and 53,786,632 shares outstanding at December 31, 2022 and 2021, respectively	9	5
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding at December 31, 2022 and 2021	—	—
Additional paid in capital	513,614	448,969
Accumulated deficit	(646,340)	(416,527)
Accumulated other comprehensive income	6	—
Total shareholders' (deficit) equity	(132,711)	32,447
Total liabilities and shareholders’ (deficit) equity	$106,788	$169,175
The accompanying notes are an integral part of these consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2022	2021
Revenue
Total revenue	$17,924	$4,598
Costs and expenses
Cost of goods sold	153,260	46,483
Research and development expenses	18,469	19,154
Selling, general and administrative expenses	60,623	42,998
Loss on pre-existing agreement	—	30,368
Loss from write-down of property, plant and equipment	6,846	50
Grant (income) expense, net	(16)	269
Total costs and expenses	239,182	139,322
Operating loss	(221,258)	(134,724)
Other (expense) income
Interest expense, net	(7,915)	(604)
Interest expense – related party	(10,898)	(4,597)
Remeasurement of equity method investment	—	(7,480)
Gain on change in fair value of derivatives - related parties	11,728	19,282
Income from equity in unconsolidated joint venture	—	440
(Loss) gain on debt (extinguishment)/forgiveness	(942)	1,273
Other (expense) income	(477)	2,194
Loss before income taxes	$(229,762)	$(124,216)
Income tax expense	51	—
Net loss	$(229,813)	$(124,216)
Other comprehensive income
Foreign currency translation adjustment, net of tax	6	—
Comprehensive loss	$(229,807)	$(124,216)
Basic and diluted loss per share attributable to common shareholders
Basic	$(3.68)	$(2.36)
Diluted	$(3.68)	$(2.36)
Weighted average shares of common stock
Basic	62,439,857	52,664,349
Diluted	62,439,857	52,664,349
The accompanying notes are an integral part of these consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in Capital	Contingently Issuable Common Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

	Shares	Amount
Balances on December 31, 2020	48,943,082	$5	$395,491	$17,600	$—	$(292,311)	$120,785
Release of sponsor earnout shares from restriction	859,000	—	—	—	—	—	—
Issuance of earnout shares	1,999,185	—	17,600	(17,600)	—	—	—
Stock-based compensation	—	—	15,058	—	—	—	15,058
Exercise of options	123,837	—	1,074	—	—	—	1,074
Exercise of warrants	1,747,746	—	20,099	—	—	—	20,099
Release of restricted stock units	154,600	—	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(40,818)	—	(353)	—	—	—	(353)
Net loss	—	—	—	—	—	(124,216)	(124,216)
Balances on December 31, 2021	53,786,632	$5	$448,969	$—	$—	$(416,527)	$32,447
Stock-based compensation	—	—	13,794	—	—	—	13,794
Exercise of warrants	600	—	7	—	—	—	7
Release of restricted stock units	704,178	—	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(203,951)	—	(978)	—	—	—	(978)
Issuance of common stock under June 2022 Promissory Note	3,393,663	1	7,534	—	—	—	7,535
Issuance of common stock under ATM program	20,539,603	2	38,624	—	—	—	38,626
Issuance of common stock under SEPA	3,967,939	1	4,603	—	—	—	4,604
Commitment fee for SEPA settled by common stock	465,117	—	1,061	—	—	—	1,061
Foreign currency translation adjustment	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(229,813)	(229,813)
Balances on December 31, 2022	82,653,781	$9	$513,614	$—	$6	$(646,340)	$(132,711)

The accompanying notes are an integral part of these consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(229,813)	$(124,216)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	13,794	15,058
Depreciation and amortization	6,814	2,613
Loss from write-down of property, plant and equipment	6,846	50
Amortization of right-of-use assets	865	924
Remeasurement of equity method investment	—	7,480
Income from equity in unconsolidated joint venture	—	(440)
Interest accretion and amortization of debt issuance costs	1,886	—
Interest accretion and amortization of debt issuance costs - related party	4,584	2,950
Commitment fee for SEPA settled by common stock - related party	1,061	—
Loss (gain) on debt extinguishment/(forgiveness)	942	(1,273)
Gain on change in fair value of derivatives - related parties	(11,728)	(19,282)
Other	5,918	2,900
Changes in operating assets and liabilities:
Prepaid expenses	304	(284)
Inventory	(10,284)	(10,096)
Accounts receivable	234	(1,916)
Vendor deposits	6,808	(7,419)
Contract assets	(631)	(1,369)
Accounts payable	19,516	5,823
Accrued expenses	5,079	2,581
Accounts payable and accrued expenses-related parties	(1,200)	(1,317)
Provision for firm purchase commitments	—	(5,475)
Operating lease liabilities	(785)	(846)
Contract liabilities	3,957	772
Note payable	(19,637)	18,695
Other	(1,387)	(2,060)
Net cash used in operating activities	(196,857)	(116,147)

Cash flows from investing activities
Investment in notes receivable	(261)	(4,907)
Proceeds from notes receivable	3,163	1,320
Business acquisition, net of cash acquired	—	(160)
Investment in joint venture	—	(4,000)
Purchases of property, plant and equipment	(20,072)	(15,589)
Net cash used in investing activities	(17,170)	(23,336)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable – related party, net of discount	9,310	100,000

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Payment of debt issuance costs - related party	(304)	—
Proceeds received from the Senior Secured Term Loan, net of discount	97,992	—
Payment of debt issuance costs	(12,398)	(4,370)
Principal payments on finance lease obligations	(14)	(11)
Repayment of other financing	—	(94)
Proceeds from equipment financing facility	4,216	7,000
Repayment of equipment financing facility	(1,913)	(455)
Issuance of common stock under ATM program, net of commissions	38,626	—
Issuance of common stock under SEPA	5,000	—
Proceeds from exercise of stock options	—	1,074
Proceeds from exercise of public warrants	7	20,099
Repurchase of shares from employees for income tax withholding purposes	(978)	(353)
Other	—	432
Net cash provided by financing activities	139,544	123,322

Effect of foreign exchange on cash, cash equivalents and restricted cash	14	—
Net decrease in cash, cash equivalents and restricted cash	(74,469)	(16,161)
Cash, cash equivalents and restricted cash, beginning of year	105,692	121,853
Cash, cash equivalents and restricted cash, end of year	$31,223	$105,692

Non-cash investing and financing activities:
Right-of-use operating lease assets in exchange for lease liabilities	2,112	4,351
Fixed assets acquired with finance lease	147	21
Accrued and unpaid capital expenditures	2,626	576
Issuance of convertible notes for interest paid-in-kind	6,267	2,900
Issuance of common stock under June 2022 Promissory Note	7,534	—
Accrued and unpaid debt issuance costs	5,536	—

Supplemental disclosures
Cash paid for interest	$5,766	$157

The accompanying notes are an integral part of these consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Overview
Eos Energy Enterprises, Inc. (the “Company,” “we,” “us,” “our,” and “Eos”) designs, develops, manufactures, and markets innovative energy storage solutions for utility-scale, microgrid, and commercial & industrial (“C&I”) applications. Eos developed a broad range of intellectual property with multiple patents covering unique battery chemistry, mechanical product design, energy block configuration and a software operating system (Battery Management System). The Company has only one operating and reportable segment.
Liquidity and Going Concern
As a growth company in the early commercialization stage of its lifecycle, Eos is subject to inherent risks and uncertainties associated with the development of an enterprise. In this regard, substantially all of the Company’s efforts to date have been devoted to the development and manufacturing of battery energy storage systems and complimentary products and services, recruitment of management and technical staff, deployment of capital to expand the Company’s operations to meet customer demand and raising capital to fund the Company’s development. As a result of these efforts, the Company has incurred significant losses and negative cash flows from operations since its inception and expects to continue to incur such losses and negative cash flows for the foreseeable future until such time that the Company can reach a scale of profitability to sustain its operations.
In order to execute its development strategy, the Company has historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”) to fund its cost structure and expects to continue to rely on outside capital for the foreseeable future. While the Company believes it will eventually reach a scale of profitability to sustain its operations, there can be no assurance the Company will be able to achieve such profitability or do so in a manner that does not require its continued reliance on outside capital. Moreover, while the Company has historically been successful in raising outside capital, there can be no assurance the Company will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to the Company.
As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the year ended December 31, 2022, the Company incurred a net loss of $(229,813), incurred negative cash flows from operations of $(196,857), and had an accumulated deficit of $(646,340) as of December 31, 2022.
•As of December 31, 2022, the Company had $17,076 of unrestricted cash and cash equivalents available to fund the Company’s operations, no additional borrowings available to fund its operations under pre-existing financing arrangements (see Note 13, Borrowings) and negative working capital of $(5,429), inclusive of $5,560 of outstanding debt that is currently scheduled to mature within the next twelve months beyond the issuance date.
•While the Company has available capacity under certain pre-existing arrangements to issue shares of the Company’s common stock, including under the SEPA and the ATM offering program, (see also Note 20, Shareholders’ Equity) to aid in funding the Company’s operations, the Company’s ability to secure such funding is dependent upon certain conditions, such as investors’ willingness to purchase the Company’s common stock and at a price that is acceptable to the Company. Accordingly, as of the issuance date there is no assurance the Company will be able to secure funding under these pre-existing arrangements or on terms that are acceptable to the Company.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Overview (cont.)
•Similarly, while the Company has historically been successful in raising additional outside capital to fund the Company’s operations, as of the issuance date no assurance can be provided the Company will be successful in obtaining additional outside capital or on terms that are acceptable to the Company. In this regard, the Company is currently in the process of negotiating additional outside capital under the U.S. Department of Energy’s (“DOE”) Loan Guarantee Solicitation for Applications for Renewable Energy Projects and Efficient Energy Projects (the “DOE Loan Program”). As of the issuance date, the Company remains in the due diligence phase of negotiations with the DOE, however, there can be no assurance that the Company will be able to secure such loan or on terms that are acceptable to the Company.
•The Company is required to remain in compliance with a quarterly minimum financial liquidity covenant under its Senior Secured Term Loan. While the Company was in compliance with this covenant as of December 31, 2022, and expects to remain in compliance as of March 31, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on June 30, 2023 and thereafter. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other nonfinancial covenants required by the Senior Secured Term Loan, and the Company is further unable to cure such noncompliance or secure a waiver, Atlas may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company, and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
•Absent an ability to secure additional outside capital in the near term, the Company will be unable to meet its obligations as they become due over the next twelve months beyond the issuance date.
•In the event the Company’s ongoing efforts to raise additional outside capital prove unsuccessful, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors, and/or allowing the Company to become insolvent.
These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company follows accounting standards established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition, results of operations and cash flows. References to accounting principles generally accepted in the United States (“GAAP”) in these notes are to the FASB Accounting Standards Codification™ (“ASC”) and related updates (“ASU”). The financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with GAAP. All intercompany transactions and balances have been eliminated in consolidation.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (cont.)
Foreign Currency
The Company follows the provisions of ASC 830, Foreign Currency Matters. The Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date. The operating results of foreign operations are translated at weighted average exchange rates. The related translation gains or losses are reported as a separate component of shareholders’ (deficit) equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions, which were insignificant for years ended December 31, 2022 and 2021, are included as other income (expense) in the consolidated statements of operations and comprehensive loss.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The most significant estimates in the consolidated financial statements include the calculation of the warranty liability and valuation of embedded derivatives within certain of our debt obligations.
Allowance for Expected Credit Losses
The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for expected credit losses. As of December 31, 2022 and 2021, the allowances for expected credit loss related to Accounts Receivable was $3 and $9, respectively. The Company also has an immaterial allowance related to its Notes Receivable, net, which is included on the accompanying consolidated balance sheets.
Business Combinations
The Company accounts for the acquisition of a business using the acquisition method of accounting and allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any excess recorded as goodwill. The operating results of acquired businesses are included in the Company’s results of operations beginning as of their effective acquisition dates. Additional information regarding acquisitions can be found in Note 3, Acquisition.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.
Embedded derivatives
Some of our debt financings contain embedded derivatives, such as conversion features in our Convertible Notes- Related Party, as well as in our Yorkville Convertible Promissory Note. The Company evaluates each debt agreement to determine whether the embedded derivative feature requires bifurcation from the host liability, in which case would require to be accounted for as a derivative liability. The Company uses valuation models to estimate the fair value of the embedded derivatives. The change in fair value of the embedded derivatives is presented separately on the consolidated statements of operations and comprehensive loss.
Earnings (loss) Per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. See Note 20, Shareholders' Equity for further information.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (cont.)
Fair Value of Financial Instruments
The carrying amounts for the Company’s financial instruments classified as current assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, contract assets, contract liabilities and accounts payable approximate fair value due to their short maturities.
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
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. Goodwill is reviewed for impairment each year using a qualitative or quantitative process that is performed at least annually or whenever events or circumstances indicate a likely reduction in the fair value of a reporting unit below its carrying amount.
Prior to performing a quantitative evaluation, an assessment of qualitative factors may be performed to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. If it is determined that it is unlikely that the carrying value exceeds the fair value, the Company is not required to complete the quantitative goodwill impairment evaluation. If it is determined that the carrying value may exceed fair value when considering qualitative factors, a quantitative goodwill impairment evaluation is performed. When performing the quantitative evaluation, if the carrying value of the reporting unit exceeds its fair value, an impairment loss equal to the difference will be recorded.
The Company completed the annual goodwill impairment test as of November 30, 2022, using a qualitative assessment for the reporting unit. The Company concluded that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, and a quantitative goodwill impairment test was not necessary. As a result of the annual assessment, there were no impairment charges for the year ended December 31, 2022.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An assessment is performed to determine whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of any long-lived asset impairment is measured based on fair value and is charged to operations in the period in which a long-lived assets impairment is determined by management. During the fourth quarter of 2022, the Company recorded a loss from write-down of property, plant and equipment (see Note 7, Property, Plant & Equipment for further discussion).

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (cont.)
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
Intangible Assets, net
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
Leases
The Company accounts for its leases under ASU 2016-02, Leases (“ASC 842”). Under ASC 842, the right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate the present value represents our incremental borrowing rate and is calculated based on the treasury yield curve that is commensurate with the term of each lease, and a spread representative of our borrowing costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases may be classified as either operating leases or finance leases. Leases with an initial term of 12 months or less are excluded from the scope of ROU assets and liabilities, as allowed by ASC 842.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (cont.)
The Company has lease agreements with lease and non-lease components. The Company has elected the practical expedient to account for non-lease components as part of the lease component for all asset classes. The majority of the Company's lease agreements are real estate leases.
Property, Plant and Equipment, net
Equipment is stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the improvements or the life of the lease. Maintenance and repair expenditures are expensed as incurred. Expenditures which significantly improve or extend the life of an asset are capitalized.
Research and Development Expenses
Research and development costs are expensed as incurred, which include materials, supplies, salaries, benefits and other costs related to research, development and testing of products.
Revenue Recognition
Revenue is earned from the sales, installation, and commissioning of BESS, the terms of which are dictated by supply agreements the Company enters into with its customers. Revenue is recognized to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer. As most contracts contain multiple goods delivered to the customer at different times, the transaction price is allocated to each good based on the relative standalone selling price and revenue is recognized when or as the performance obligation is satisfied. The Company uses either the expected cost-plus margin approach or adjusted market assessment approach to estimate the standalone selling prices of its goods and services.
Product Revenue
Product revenue is comprised of revenue from the BESS, along with other products, including inverters and spare parts, and is recognized at the point in time at which control passes, the determination of which is made in accordance with ASC 606, based on indicators of control. Generally, passage of control will be determined based upon the shipping terms, which vary by contract. Many of the Company’s contracts with customers contain some component of variable consideration. The Company estimates variable consideration, such as refunds, penalties including liquidated damages, and the customer’s right to return, using the expected value method, and adjusts transaction price for its estimate of variable consideration. We update our estimates of variable consideration and adjust the transaction price accordingly by recording an adjustment to net revenue and refund liability with respect to variable consideration such as penalties, refunds, and credits to customers. The Company has concluded that its estimation of variable consideration results in an adjustment to the transaction price such that it is probable that a significant reversal of cumulative revenue would not occur in the future.
Shipping and handling costs are included in cost of goods sold. Sales tax collected from customers are recorded on a net basis and therefore, not included in revenue. Sales tax is recorded as a liability (payable) until remitted to governmental authorities.
Service Revenue
Service revenue includes commissioning, installation and engineering, procurement and construction revenue. As the customer simultaneously receives and consumes the benefits provided by the Company’s performance, these performance obligations are satisfied over time. The Company uses an input method to measure progress towards satisfaction. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (cont.)
Warranty related revenue
In addition to a standard two-year limited warranty against defects, the Company offers customers the option to purchase an extended warranty, a maintenance and monitoring service and/or a performance guarantee. As the standard two-year limited warranty is classified as an assurance-type warranty, based on criteria set forth in ASC 606, it is not accounted for as a separate performance obligation. The extended warranty, maintenance and monitoring service warranty and performance guarantee, however, represent distinct services and are accounted for as separate performance obligations based on a time-lapsed measure of progress resulting in a ratable recognition of revenue over the respective performance period. For these performance obligations, at any time if management determines that in the case of a particular warranty that total costs will exceed total warranty revenue, a provision for the entire anticipated warranty loss is recorded at that time and included in warranty liability on the consolidated balance sheets.
Contract Assets and Contract Liabilities
The Company recognizes contract assets for certain contracts in which revenue recognition performance obligations have been satisfied, however invoicing to the customer has not yet occurred. Contract liabilities primarily relate to advance consideration received from customers in advance of the Company’s satisfying performance obligations under contractual arrangements. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. Payment terms are generally aligned with meeting various contractual milestones, beginning with purchase order execution and extending through manufacturing release, ready to ship, delivery and commissioning.
Practical Expedients and Exemptions
As permitted by ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company elected to use certain practical expedients. The Company treats costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset recognized by the Company is one year or less.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (cont.)
Warranty liability
Warranty obligations are incurred in connection with the sale of the Company’s products. Costs to provide for warranty obligations are estimated and recorded as a liability at the time of recording the sale. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, which is based on various factors, including the use of actual claim data to date, results of lab testing, factory quality data, and field monitoring.
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-10, Disclosures by Business Entities about Government Assistance (“Topic 832”). The amendments in this Update require disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about (1) the types of transactions, (2) the accounting for the transactions, and (3) the effect of the transactions on an entity's financial statements. The Company adopted this standard prospectively as of January 1, 2022. The adoption of this standard update did not have a material impact on the Company’s consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this standard update address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. This standard update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the standard is permitted, including adoption in an interim period. The Company has assessed the standard and concluded that this would only be applicable for acquisitions that the Company enters into prospectively only if the target company has contract assets and contract liabilities.
3. Acquisition
On April 8, 2021, the Company entered into a unit purchase agreement (the “Purchase Agreement”) with Holtec Power, Inc. (“Holtec”). In accordance with the terms and conditions of the Purchase Agreement, the Company purchased from Holtec the remaining 51% interest in HI-POWER, LLC (“Hi-Power”) that was not already owned by the Company. Hi-Power was incorporated as a joint venture between the Company and Holtec in 2019. In connection with the transaction, the Company also entered into a transition services agreement and a sublease with Holtec. The transaction closed on April 9, 2021 (the “Acquisition Date”). Following the consummation of the transactions set forth in the Purchase Agreement (the “Transactions”), Hi-Power became a 100% indirect, wholly-owned subsidiary of the Company and the obligations of the parties under the Hi-Power joint venture terminated.
The aggregate purchase price of $25,000 was to be paid in annual increments of $5,000 beginning on May 31, 2021, as evidenced by a secured promissory note secured by the assets of the Company. The Purchase Agreement also required that the Company pay to Holtec, on the closing of the Transactions, cash equal to $10,283. Total payments to Holtec under this Purchase Agreement will be $35,283. During the third quarter of 2022, the Company repaid all outstanding amounts under the Purchase Agreement, which resulted in a loss on debt extinguishment of $942.
The fair value of these payments was $33,474 at the Acquisition Date and included $32,750 allocated to the termination of a pre-existing agreement with Holtec and $724 allocated to the acquisition.
The obligations and rights of both parties under the pre-existing joint venture agreement were terminated at the time of acquisition and $32,750 of the fair value of the consideration transferred was allocated to the termination of the agreement, which resulted in a loss on the pre-existing agreement of $30,368 for the year ended December 31, 2021.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Acquisition (cont.)
Prior to the acquisition of the remaining 51% ownership interest in Hi-Power, the Company accounted for its initial 49% ownership interest in Hi-Power as an unconsolidated joint venture under the equity method of accounting. In connection with the acquisition of the remaining 51% ownership interest in Hi-Power, the Company’s consolidated financial statements include all of the accounts of Hi-Power, and all intercompany balances and transactions have been eliminated in consolidation. The results of operations of Hi-Power have been included in the Company’s consolidated financial statements since the date of acquisition.
The consideration transferred for our now 100% ownership interest in connection with the acquisition, net of intercompany balances between the Company and Hi-Power, totaled $418, of which $205 represents the fair value of the Company’s previously held 49% ownership interest in Hi-Power. In accordance with ASC 805, Business Combinations, the Company remeasured the previously held 49% ownership interest in Hi-Power at its Acquisition Date fair value. As of the Acquisition Date, a loss of $7,480 was recognized in earnings for the remeasurement of the previously held 49% ownership interest.
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
The Company expects the goodwill recognized as part of the acquisition will be deductible for U.S. income tax purposes. The Company also incurred insignificant non-consideration acquisition expenses including legal and accounting services related to the acquisition, which are recorded in selling, general and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss.
4. Revenue Recognition
The Company's revenues comprised of the following:

	For the Years Ended December 31,
	2022	2021
Product revenue	$17,429	$4,562
Service revenue	495	36
Total revenues	$17,924	$4,598
For the year ended December 31, 2022, we had one customer who accounted for 80.8% of the total revenue. For the year ended December 31, 2021, we had two customers, who accounted for 36.8% and 21.4% of the total revenue.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers. Contract assets, current and contract liabilities, current and long-term are included separately on the consolidated balance sheets and contract assets, long-term are included under other assets, net.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Revenue Recognition (cont.)

	December 31,
	2022	2021
Contract assets	$2,000	$1,369
Contract liabilities	$4,806	$849
Contract assets increased by $631 during the year ended December 31, 2022 due to recognition of revenues for which invoicing has not yet occurred. Contract liabilities increased by $3,957 during the year ended December 31, 2022, reflecting $4,639 in customer advance payments, partially offset by the recognition of $682 of revenue during the year ended December 31, 2022 that was included in the contract liability balance at the beginning of the period.
Contract liabilities of $3,850 as of December 31, 2022 are expected to be recognized within the next twelve months and contract liabilities, long-term of $956 are expected to be recognized as revenue over approximately the next three years. Contract assets of $1,859 as of December 31, 2022 are expected to be recognized as accounts receivable within the next twelve months. Long-term contract assets of $141 are expected to be recognized as accounts receivable over approximately the next three years.
5. Cash, Cash Equivalents and Restricted Cash
Restricted cash - current consists of escrow deposits related to U.S. Custom Bonds insurance and escrow deposits related to our credit card program agreements. Additionally, long-term restricted cash relates to interest that is required to be held in escrow per the Senior Secured Term Loan Agreement in an amount equal to the aggregate amount of the four immediately following interest payments owed (see Note 13, Borrowings for further discussion).
Cash, cash equivalents, and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows consisted of the following:

	December 31,
	2022	2021
Cash and cash equivalents	$17,076	$104,831
Restricted cash (1)	2,725	861
Long-term restricted cash	11,422	—
Total cash, cash equivalents, and restricted cash	$31,223	$105,692
(1) Restricted cash, current.
6. Inventory
The following table provides information about inventory balances:

	December 31,
	2022	2021
Raw materials	$22,899	$11,898
Work-in-process	361	43
Finished goods	—	1,035
Total Inventory, net	$23,260	$12,976

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

7. Property, Plant and Equipment, Net
The following table provides information about property, plant and equipment, net balances:

			December 31,
	Useful lives		2022	2021
Equipment	5	10 years	$23,653	$13,489
Finance lease	5	years	379	226
Furniture	5	10 years	1,868	808
Leasehold improvements	Lesser of useful life/remaining lease		6,303	2,933
Tooling	2	3 years	6,926	3,053
Total			39,129	20,509
Less: Accumulated depreciation			(11,960)	(7,619)
Total property, plant and equipment, net			$27,169	$12,890
Depreciation expense related to property, plant and equipment was $6,774 and $2,573 during the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the Company recorded a loss from write-down of property, plant and equipment of $6,846 and $50, respectively, mainly due to replacement of equipment, outsourcing of certain production processes, and the shift in production from the current generation Gen 2.3 BESS to the next generation Z3 battery system.
8. Intangible Assets
Intangible assets consisted of various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. During the years ended December 31, 2022 and 2021, the Company recorded amortization expense of $40 for each period, related to patents.
Estimated future amortization expense of intangible assets as of December 31, 2022 are as follows:

Amortization Expense
2023	$40
2024	40
2025	40
2026	40
2027	40
Thereafter	40
$240
9. Notes Receivable, Net and Variable Interest Entities (“VIEs”) Consideration
Notes receivable primarily consist of amounts due to the Company related to the financing we offered to certain customers. The Company reports notes receivable at the principal balance outstanding less an allowance for losses. The estimate of credit losses is based on historical trends, customers’ financial condition and current economic trends. The Company charges interest at a fixed rate and calculates interest income by applying the effective rate to the outstanding principal balance.
The Company had notes receivable, net of $863 and $3,650 outstanding as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company recorded an allowance for expected credit loss from the notes receivable of $2 and $6, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

9. Notes Receivable, Net and Variable Interest Entities (“VIEs”) Consideration (cont.)
The customers to whom the Company offers financing through notes receivables are VIEs. However, the Company is not the primary beneficiary, because the Company does not have power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Therefore, the VIEs are not consolidated into the Company’s consolidated financial statements. The maximum loss exposure is limited to the carrying value of notes receivable as of the balances sheet dates.
10. Accrued Expenses
Accrued expenses were as follows:

	December 31,
	2022	2021
Accrued payroll	$2,706	$3,069
Warranty reserve (1)	3,836	2,112
Accrued legal and professional expenses	840	826
Provision for contract losses	2,561	—
Insurance premium payable, current (2)	2,607	—
Other	2,809	1,667
Total accrued expenses	$15,359	$7,674
(1) Refer to the table below for the warranty reserve activity.
(2) Refer to Note 13, Borrowings for additional information.
The following table summarizes warranty reserve activity:

	For the Years Ended December 31,
	2022	2021
Warranty reserve - beginning of period	$2,112	$—
Additions for current year deliveries	2,460	2,343
Changes in the warranty reserve estimate	1,284	—
Warranty costs incurred	(2,020)	(231)
Warranty reserve - end of period	$3,836	$2,112
11. Grant Expense, Net
From time-to-time, the Company has entered into grant agreements with the California Energy Commission (“CEC”) for conducting studies to demonstrate the benefits of certain energy-saving technologies to utility companies and consumers in the State of California. Under such agreements, the Company is entitled to receive reimbursement of costs incurred by the Company covered by the grants.
For the years ended December 31, 2022 and 2021, the Company received $1,007 and $— in reimbursement payments, respectively, from the CEC. As of December 31, 2022 and 2021, the Company had grant receivables in the amounts of $263 and $1,020, which were included in other current assets in the consolidated balance sheets. There was no deferred grant income as of December 31, 2022 and 2021. Related expenses incurred by the Company are offset against grant income earned or received from the CEC.
During the years ended December 31, 2022 and 2021, grant (income) expense, net was ($16) and $269, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

12. Related Party Transactions
2021 Convertible Notes Payable
In July 2021, the Company issued $100,000 aggregate principal amount of convertible notes to Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc., a related party due to its beneficial ownership exceeding 10% of the Company's Common Shares (the “2021 Convertible Notes”). In connection with these 2021 Convertible Notes, the Company paid $3,000 to B. Riley Securities, Inc., also related party, who acted as a placement agent. Refer to Note 13, Borrowings, for additional information.
Loss on pre-existing agreement
For the year ended December 31, 2021, a loss on pre-existing agreement of $30,368 was recorded in connection with the acquisition of Hi-Power. See Note 3, Acquisition for additional information.
Disgorgement of short swing profits
For the year ended December 31, 2021, the Company received $432 from its then affiliated company B. Riley Securities, Inc. resulting from a disgorgement of short swing profits under Section 16 (b) of the Exchange Act. This amount was recognized as an increase to Additional paid in capital as a capital contribution from stockholder when it was earned.
Warrants liability
The Company issued private warrants to an affiliated company owned by B. Riley Financial, Inc. which were outstanding as of December 31, 2022 and 2021. See Note 14, Warrants Liability - Related Party for additional information.
Standby Equity Purchase Agreement
On April 28, 2022, the Company entered into the Standby Equity Purchase Agreement with YA II PN, Ltd. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville shares of its common stock at the Company’s request. See Note 20, Shareholders' Equity for additional information.
On June 13, 2022, the Company issued and sold a convertible promissory note with an aggregate principal amount of $7,500 in a private placement to Yorkville under a supplemental agreement dated as of June 13, 2022 to the SEPA. On December 29, 2022, the Company issued and sold a convertible promissory note with an aggregate principal amount of $2,000 in a private placement to Yorkville under a supplemental agreement dated as of December 29, 2022 to the SEPA. See Note 13, Borrowings for additional information.
Settlement Agreement
As disclosed at the time of the Merger Agreement, prior to the execution and delivery of the Merger Agreement, certain unitholders of EES (“Hellman parties”) asserted claims (“Threatened Claims”) against another director and affiliated investors, including AltEnergy Storage VI, LLC (the "Securityholder Representative"), questioning the dilutive effect of a certain historical security issuances on the former EES common unitholders.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

12. Related Party Transactions (cont.)
On December 28, 2021, the independent members of the Board approved a contribution of $1,200 towards the Settlement. The approval was based on the independent members of the Board’s business judgment that, among other reasons, such a contribution (i) would ensure that the Company would not have to spend the entire $2,000 Deductible towards the costs of defense of any litigation, (ii) would avoid the additional cost, distraction, uncertainty, and overhang of litigation relating to the Mergers, (iii) would benefit the Company’s future relationships with its long-term investors, and (iv) would generate future goodwill with such investors during an important growth stage of the Company. As the Company’s contribution benefits certain Eos shareholders at the time of the Merger Agreement, including AltEnergy LLC and B. Riley Financial Inc, who are considered as related parties owning more than 5% of the equity interest in the Company, this transaction is considered, reviewed and approved as a related party transaction.
On December 29, 2021, an amendment to the Settlement Agreement between the Hellman Parties and the Securityholder Representative was entered into, pursuant to which, $1,200 of the value represented by the Settlement Shares was to be paid in cash, representing the equivalent of 140,023 of the Settlement Shares.
The Company accrued $1,200 in accounts payable and accrued expenses - related party on December 31, 2021, which was paid on January 4, 2022. The remaining 159,977 in Settlement Shares were transferred to the Hellman parties from the former EES unitholders, on a pro rata basis, on December 29, 2021.
13. Borrowings
The Company’s borrowings consist of the following related and third-party borrowings:

	December 31, 2022		December 31, 2021
	Borrowing Outstanding	Carrying Value*	Borrowing Outstanding	Carrying Value*
Yorkville Convertible Promissory Note - due June 2023	$2,000	$2,688	$—	$—
2021 Convertible Notes Payable – due June 2026	109,167	82,950	102,900	84,148
Senior Secured Term Loan - due March 2026	100,000	81,616	—	—
Note Payable - Hi-Power	—	—	20,000	18,695
Equipment financing facility - due April 2025	8,577	8,577	6,389	6,371
Total borrowings	219,744	175,831	129,289	$109,214
Current portion	5,560	5,560	6,570	6,570
Total borrowings, non-current	$214,184	$170,271	$122,719	$102,644
*Carrying value includes unamortized deferred financing costs, unamortized discounts, and fair value of embedded derivative liabilities.
Yorkville Convertible Promissory Notes - Related Party
On June 13, 2022, the Company issued and sold a convertible promissory note (the “June 2022 Promissory Note”) with a stated principal amount of $7,500 in a private placement to Yorkville under a Supplemental Agreement to the SEPA (the “Supplemental Agreement”). The June 2022 Promissory Note had a maturity date of September 15, 2022, and was issued with a 2% original issue discount, debt issuance costs of $125, bears interest only upon the occurrence of an Event of Default (as defined in the SEPA) for so long as it remains uncured. Upon the occurrence of an Event of Default, interest will begin to accrue at a rate of 15% per year.
The June 2022 Promissory Note gives Yorkville the right, but not the obligation, to convert principal and accrued interest into shares of the Company’s common stock at a conversion price of $2.21 any time prior to the maturity date, subject to terms and conditions of the June 2022 Promissory Note. In July and August 2022, pursuant to the terms of the Supplemental Agreement, Yorkville delivered six Investor Notices requiring the Company to issue and sell an aggregate of 3,393,663 shares of common stock at a price of $2.21 per share to Yorkville, in order to offset all outstanding amounts owed to Yorkville under the June 2022 Promissory Note. Interest expense on the June 2022 Promissory Note was $309 for the year ended December 31, 2022. As of December 31, 2022, the outstanding balance of the June 2022 Promissory Note was zero.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
On December 29, 2022, the Company issued a convertible promissory note (the "December 2022 Promissory Note") with an aggregate principal amount of $2,000 in a private placement to Yorkville under a second supplemental agreement to the SEPA. The December 2022 Promissory Note has a maturity date of June 29, 2023, and was issued with an original issue discount of 2%, debt issuance costs of $179, and an annual interest rate of 5% which shall increase to an annual rate of 15% upon an Event of Default (as defined in the SEPA) for so long as it remains uncured. The December 2022 Promissory Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of $1.1779 or 96.5% of the lowest daily volume weighted average price of the Company’s common stock during the seven consecutive trading days immediately preceding the conversion date (the "Conversion Price").
Mandatory Payments - If, any time after the Issuance Date, and from time to time thereafter, the daily VWAP is less than the Floor Price for five consecutive Trading Days (the last such day of each such occurrence, a “Triggering Date”), then the Company shall make weekly payments in an amount equal to the sum of (i) $1,000,000 of Principal (or the outstanding Principal if less than such amount), (ii) the "Payment Premium" - defined as an amount equal to 3% of the Principal amount of a payment being made by the Company paid in cash, and (iii) accrued and unpaid interest as of each payment date. The obligation of the Company to make weekly payments shall cease if at any time after the Triggering Date the daily VWAP is greater than the Floor Price for a period of five consecutive Trading Days, unless a subsequent Triggering Date occurs.
Conversion Rights - Yorkville has the right, but not the obligation, to convert principal and accrued interest into shares of the Company’s common stock at the Conversion Price any time prior to the Maturity Date, subject to the terms and conditions of the December 2022 Promissory Note. At any time that there is an outstanding balance owed under the December 2022 Promissory Note, Yorkville may, pursuant to the terms of the Second Supplemental Agreement, deliver Investor Notices to require the Company to issue and sell shares of common stock under the SEPA at the Conversion Price in order to repay the amounts owed by the Company to the Holder under the December 2022 Promissory Note. In addition, while there is an outstanding balance owed under the December 2022 Promissory Note, the Company must use any Advance requested by the Company pursuant to the SEPA to repay the amounts owed by the Company to the Holder under the December 2022 Promissory Note. The shares issuable upon conversion are subject to the Exchange Cap. See Note 20, Shareholders' Equity for further discussion regarding the Exchange Cap.
Optional Redemption - The Company has the right, but not the obligation, to redeem early a portion or all amounts outstanding under the December 2022 Promissory Note provided that (i) the Company provides the Holder with at least five trading days’ prior written notice (each, a “Redemption Notice”) of its desire to exercise an Optional Redemption, and (ii) the VWAP of the Company’s common stock on each of the ten trading days immediately prior to the Redemption Notice is less than the conversion price.
Event of Default Put Option - Upon the occurrence of an Event of Default, interest will begin to accrue at a rate of 15% per year and Yorkville may elect to accelerate the repayment of each installment.
Contingent Interest upon Event of Default - If any Event of Default has occurred and is continuing, then the full unpaid Principal amount of the December 2022 Promissory Note and the 3% Payment Premium, together with interest and other amounts owed to the date of acceleration shall become at Yorkville's election, immediately due and payable in cash.
Embedded Derivatives - The number of shares issuable for conversion of the December 2022 Promissory Note is subject to the Exchange Cap limitation under the SEPA, unless shareholder approval is obtained. Therefore, at issuance, shareholder approval is an explicit input that can adjust the number of shares issuable upon settlement. Because shareholder approval is not an input that is indexed to the Company’s shares, the conversion feature is not indexed to the Company's own stock. Therefore, the conversion feature does not qualify for the scope exception to derivative accounting and bifurcation is required at issuance.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
In addition to the conversion feature, the optional redemption feature, the events of default put option and the contingent interest upon event of default feature, are embedded features that require bifurcation. The embedded derivative features were bundled into a single embedded derivative, bifurcated and accounted for as a derivative liability measured at fair value.
The fair value of the embedded derivative in the December 2022 Promissory Note was estimated using the intrinsic and discounted cash flow model at inception and on subsequent valuation dates. These models incorporate inputs such as the stock price of the Company and its debt yield. The assumptions used to determine the fair value of the embedded derivatives at issuance and at year-end were as follows:

	December 29, 2022	December 31, 2022
EOSE Common Stock Price	$1.17	$1.48
Debt Yield	25.00%	25.00%

As of December 29, 2022 and December 31, 2022, the fair value of the embedded derivative was $419 and $1,027, respectively. The loss from the change in fair value of the embedded derivative for the year ended December 31, 2022 amounted to $608 and is included on the consolidated statements of operations and comprehensive income (loss). The fair value of the December 2022 Promissory Note at issuance was $2,299, which was greater than the proceeds received. The Company recorded the difference as interest expense at inception. The December 2022 Promissory Note was fully converted into common shares in January 2023, see Note 21, Subsequent Events for additional information.
The carrying value of the December 2022 Promissory Note is as follows:

December 31, 2022
Principal	$2,000
Unamortized debt discount	(160)
Unamortized debt issuance costs	(179)
Embedded derivative liability	1,027
Aggregate carrying value	$2,688
2021 Convertible Notes Payable - Related Party
On July 6, 2021, the Company entered into an investment agreement with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries. The investment agreement provides for the issuance and sale to Koch of convertible notes in the aggregate principal amount of $100,000. The maturity date of the 2021 Convertible Notes is June 30, 2026, subject to earlier conversion, redemption, or repurchase.
Contractual Interest Rates - The 2021 Convertible Notes bear interest at a rate of 5% per year if interest is paid in cash, or 6% per year if interest is paid in-kind. Interest on the 2021 Convertible Notes is payable semi-annually in arrears on June 30 and December 30.
Conversion Rights - The 2021 Convertible Notes are convertible at the option of the holder at any time until the business day prior to the maturity date, including in connection with a redemption by the Company. The 2021 Convertible Notes will be convertible into shares of the Company's common stock based on an initial conversion rate of 49.9910 shares of the Company’s common stock, which is equal to an initial conversion price of approximately $20.00 per share, in each case subject to customary anti-dilution and other adjustments. For the years ended December 31, 2022 and 2021, there were no adjustments to conversion rate. As of December 31, 2022 and 2021, 5,457,348 and 5,144,074 shares, respectively, of the Company’s common stock were issuable upon conversion of the 2021 Convertible Notes including the principal and interest payment in-kind. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Optional Redemption - On or after June 30, 2024, the 2021 Convertible Notes will be redeemable by the Company in the event that the closing sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice at a redemption price of 100% of the principal amount of such 2021 Convertible Notes, plus accrued and unpaid interest.
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
Contingent Redemption - With certain exceptions, upon the occurrence of certain events, fundamental changes described in the 2021 Convertible Notes Agreement, the holders of the 2021 Convertible Notes may require that the Company repurchase all or part of the principal amount of the Notes at a purchase price of 100% of the principal amount of such 2021 Convertible Notes, plus accrued and unpaid interest.
Embedded Derivatives - The interest make-whole payment can be triggered only in connection with an induced conversion, and therefore represents an adjustment to the settlement amount of the embedded conversion feature. Because this adjustment is calculated in a manner in which the cash payout may exceed the time value of the embedded conversion feature, the embedded conversion feature is precluded from being considered indexed to the Company’s own stock. Therefore, the embedded conversion feature does not qualify for the scope exceptions to derivative accounting prescribed by ASC 815.
The Company estimated the fair value of the embedded conversion feature using a binomial lattice model at the inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy (see Note 16, Fair Value Measurement).

The assumptions used to determine the fair value of the embedded conversion feature are as follows:

	December 31,
	2022	2021
Term	3.50 years	4.50 years
Dividend yield	—%	—%
Risk-free interest rate	4.1%	1.2%
Volatility	80.0%	60.0%
Effective debt yield	25.0%	19.0%

As of December 31, 2022 and 2021, the fair value of the embedded conversion feature was $918 and $12,359 respectively. The gain from the change in the fair value of the embedded derivative conversion features for the years ended December 31, 2022 and 2021 amounted to $11,488 and $17,507, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Interest expense recognized on the 2021 Convertible Notes is as follows:

	For the Years Ended December 31,
	2022	2021
Contractual interest expense	$6,267	$2,900
Amortization of debt discount	3,588	1,545
Amortization of debt issuance costs	388	152
Total	$10,243	$4,597

The carrying value for the 2021 Convertible Notes is as follows:

	December 31,
	2022	2021
Principal	$109,167	$102,900
Unamortized debt discount	(24,733)	(28,321)
Unamortized debt issuance costs	(2,402)	(2,790)
Embedded derivative liability	918	12,359
Aggregate carrying value	$82,950	$84,148
In accordance with the terms under the Senior Secured Term Loan, the Company is obligated to repay in-kind all contractual interest attributable to the 2021 Convertible Notes. During the year ended December 31, 2022, contractual interest in-kind of $6,267 was recorded as an increase to the 2021 Convertible Notes' principal balance on the consolidated balance sheet.
Senior Secured Term Loan
On July 29, 2022 (the "Closing Date"), the Company entered into a $100,000 Senior Secured Term Loan Credit Agreement with Atlas Credit Partners (ACP) Post Oak Credit I LLC, as administrative agent for the lenders and collateral agent for the secured parties. As of December 31, 2022, the Company had total borrowings of $100,000 under the Senior Secured Term Loan, composed of borrowings on July 29, 2022, August 4, 2022, and December 7, 2022 of $85,106 and $9,574, and $5,320, respectively.
The Senior Secured Term Loan is scheduled to mature on the earlier of (i) July 29, 2026, and (ii) 91 days prior to the current maturity date of the 2021 Convertible Notes of June 30, 2026. The Company has the right at any time to prepay any Borrowing in whole or in part in an amount of not less than $500.
The Company used the proceeds from the Senior Secured Term Loan to (i) fund growth investments and for general corporate purposes including corporate-level research and development investments, (ii) expand the manufacturing facility of the Company’s wholly owned subsidiary, Hi-Power, (iii) redeem in full the Company’s existing indebtedness to Holtec (see Note 3, Acquisition for further discussion) and (iv) pay certain insurance premiums, interest reserves, fees and expenses incurred in connection with the Senior Secured Term Loan agreement.
The outstanding principal balance of the Senior Secured Term Loan bears interest, at the applicable margin plus, at the Company’s election, either (i) the benchmark secured overnight financing rate (“SOFR”), which is a per annum rate equal to (y) the Adjusted Term SOFR plus 0.2616%, or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (x) the U.S. Prime Lending Rate, (y) the NYFRB Rate (as defined in the Senior Secured Term Loan Agreement) plus 0.5% and (z) the SOFR. The applicable margin under the Credit Agreement is 8.5% per annum with respect to SOFR loans, and 7.5% per annum with respect to ABR loans. Interest on the Senior Secured Term Loan accrues at a variable interest rate, and interest payments are due quarterly. The Company may elect to convert SOFR Loans to ABR (and ABR Loans to SOFR).

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Any repayment of principal prior to the second anniversary of the issuance date is subject to a call premium. The call premium is equal to the present value of all interest payments due through June 30, 2024, calculated using a discount rate equal to the applicable treasury rate as of the repayment date plus 50 basis points. The Company deemed that the fair value of the embedded derivative features which qualify for bifurcation was de minimis.
Concurrently, the Company entered into a Guarantee and Collateral Agreement which secures and guarantees the Senior Secured Term Loan with substantially all the assets of the Company and its subsidiaries, other than the Company’s equity interests in Hi-Power and assets of Hi-Power. Additionally, interest is required to be escrowed in an amount equal to the aggregate amount of the four immediately following interest payments owed on the Loans. At December 31, 2022, escrowed interest of $11,422 is presented in Long-term restricted cash on the consolidated balance sheets.
The agreements also contain customary affirmative and negative covenants. They limit the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. Furthermore, the limitation on the Company’s ability to incur indebtedness also (i) limits the amount of debt under the SEPA Loans that the Company may have outstanding at any time to $15,000, and (ii) requires payment in kind of principal and interest on each of the SEPA Pre-Advance Loans (if any) and on the 2021 Convertible Notes. Additionally, the Company may not permit Liquidity (as defined in the Senior Secured Term Loan) as of the last day of each fiscal quarter to be less than the Interest Escrow Required Amount (as defined in the Senior Secured Term Loan), which is calculated as the aggregate amount of the four immediately following interest payments under the Senior Secured Term Loan. While the Company was in compliance with this covenant as of December 31, 2022 and currently expects to remain in compliance as of March 31, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on June 30, 2023 and thereafter (see Note 1, Overview).
Debt issuance costs of $885 and original issue discounts of $2,008 were recognized for all amounts borrowed under the Senior Secured Term Loan. These fees shall be amortized to interest expense, utilizing the effective interest method through loan maturity. Debt issuance costs also include credit wrap insurance premiums of $16,953 for all amounts borrowed under the Senior Secured Term Loan. The credit wrap insurance provides the Lender with a guarantee on the Company’s credit risk. In the event the Senior Secured Term Loan remains outstanding on the first, second and third anniversaries of the closing date, the Company will be required to pay additional insurance premiums equal to 3%, 3%, and 2%, respectively of the Senior Secured Term Loan balance then outstanding. The debt issuance fees shall be amortized to interest expense, utilizing the effective interest method through loan maturity.
The following table summarizes interest expense recognized on the Senior Secured Term Loan:

For the Year-Ended December 31, 2022
Contractual interest expense	$4,887
Amortization of debt discount	142
Amortization of debt issuance costs	1,320
Total	$6,349

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
The carrying value of the Senior Secured Term Loan is as follows:

December 31, 2022
Principal	$100,000
Unamortized debt discount	(1,866)
Unamortized debt issuance costs	(16,518)
Aggregate carrying value	$81,616
Equipment Financing facility
The Company entered into an agreement on September 30, 2021 with Trinity Capital Inc. ("Trinity") for a $25,000 equipment financing facility, the proceeds of which will be used to acquire certain manufacturing equipment, subject to Trinity's approval. Each draw is executed under a separate payment schedule (a “Schedule”) that constitutes a separate financial instrument. The financing fees included in each Schedule are established through monthly payment factors determined by Trinity. Such monthly payment factors are based on the Prime Rate reported in The Wall Street Journal in effect on the first day of the month in which a Schedule is executed.

Date of Draw	Gross Amount of Initial Draw	Coupon Interest Rate	Debt Issuance Costs
September 2021	$7,000	14.3%	$175
September 2022	4,216	16.2%	96
Total Equipment Financing loans	$11,216		$271
In addition to the above fees, a commitment fee of $188 was paid at the 2021 closing of the equipment financing facility. On September 30, 2022, the equipment facility’s unused commitment of $13,784 expired.
As of December 31, 2022 and December 31, 2021, total equipment financing debt outstanding was $8,577 and $6,371, respectively of which $2,872 and $1,644 are recorded as a current liability on the consolidated balance sheets, respectively. For the years ended December 31, 2022 and 2021, the Company recognized $922 and $157 as interest expense attributable to the equipment financing agreement, respectively.
Other Borrowings
Note Payable – Hi-Power
In connection with the Hi-Power acquisition (see Note 3, Acquisition), the Company agreed to pay an aggregate purchase price of $25,000. Principal payments of $5,000 were paid in May 2021 and 2022. The fair value of the note payable was estimated using active market quotes, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements, which were Level 2 inputs (see Note 16, Fair Value Measurement). As of December 31, 2021, notes payable included a current portion of $4,926 and a long-term portion of $13,769, respectively. The Note was extinguished during the third quarter of 2022 with proceeds from the Senior Secured Term Loan. The Company recognized a loss of $942 from debt extinguishment for the year ended December 31, 2022.
14. Warrants Liability - Related Party
Private placement warrants issued to the Sponsor of BMRG in its initial public offering on May 22, 2020 became exercisable on May 22, 2021. These warrants are classified as Level 2 financial instruments in the fair value hierarchy (see Note 16, Fair Value Measurement). They are valued on the basis of the quoted price of the Company’s public warrants, adjusted for insignificant difference between the public warrants and the private placement warrants. As of December 31, 2022 and 2021, 325,000 private warrants were outstanding with a fair value of $78 and $926, respectively. These amounts are included in warrants liability - related party on the consolidated balance sheets.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Warrants Liability - Related Party (cont.)

The change in fair value for the years ended December 31, 2022 and 2021 amounted to $848 and $1,775, respectively. The change has been recognized in loss (gain) on change in fair value of derivatives - related parties in the Company’s consolidated statements of operations and comprehensive loss.

15. Leases
The Company leases machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. Lease assets and lease liabilities as of December 31, 2022 and 2021 were as follows:

		December 31,
	Classification on Balance Sheet	2022	2021
Assets
ROU operating lease assets	Operating lease right-of-use asset, net	$4,316	$3,468
Finance lease assets	Property, plant and equipment, net	153	28
Total lease assets		$4,469	$3,496

		December 31,
	Classification on Balance Sheet	2022	2021
Liabilities
Current
Operating lease liability	Operating lease liability, current	$1,106	$1,084
Finance lease liability	Other current liabilities	32	8
Long-term
Operating lease liability	Operating lease liability	4,130	3,224
Finance lease liability	Other liabilities	126	17
Total lease liabilities		$5,394	$4,333
Operating lease costs for the years ended December 31, 2022 and 2021, were $1,370 and $1,158, respectively. As of December 31, 2022 and 2021, the weighted average remaining term (in years) for the operating leases was 3.82 and 4.15 years, respectively and the weighted average discount rate was 10.4% and 3.3%, respectively. As of December 31, 2022 and 2021, the weighted average remaining term (in years) for the finance leases was 3.94 and 3.47 years, respectively, and the weighted average discount rate was 19.9% and 12.5%, respectively.
Future minimum lease payments as of December 31, 2022 were as follows:

	Operating leases	Finance leases	Total
2023	$1,538	$60	$1,598
2024	1,617	60	1,677
2025	1,701	55	1,756
2026	1,420	35	1,455
2027	—	19	19
Total minimum lease payments	$6,276	$229	$6,505
Less amounts representing interest	(1,040)	(71)	(1,111)
Present value of minimum lease payments	$5,236	$158	$5,394

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Leases (cont.)
Lessor
The Company currently leases BESS to one customer with a 20-year term through sales-type leases. Leases offered by the Company include purchase options during the lease term with a bargain purchase option at the end of the term. At the time of accepting a lease that qualifies as a sales-type lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment and unearned finance income. The unearned finance income is recognized interest income over the lease term using the interest method.
For the years ended December 31, 2022 and 2021, the Company recognized revenue of $1,166 and $353 from the sales-type lease, respectively. Net sales-type lease receivables of $1,471 and $347, net of unearned finance income are recorded under other assets on the consolidated balance sheets as of December 31, 2022 and 2021, respectively.
16. Fair Value Measurement
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, net, contract assets, long-term restricted cash, accounts payable, convertible notes payable — related party, contract liabilities, long-term debt, and warrants liability- related party.
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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, contract assets, long-term restricted cash, contract liabilities and accounts payable are considered to be representative of their fair value due to the short maturity of these instruments.
The table below summarizes the fair values of certain liabilities that are included within the Company's accompanying consolidated balance sheets, and their designations among the three fair value measurement categories:

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Private placement warrants	$—	$78	$—	$—	$926	$—
Embedded derivative liabilities	$—	$—	$1,945	$—	$—	$12,359
The following table presents a roll-forward of the activity of the embedded derivative liabilities within our 2021 Convertible Notes and the December 2022 Promissory Note (see Note 13, Borrowings for further discussion). These liabilities were measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	2022	2021
Balance at beginning of the period	$12,359	$—
Additions	466	29,866
Change in fair value included in earnings	(10,880)	(17,507)
Balance at end of the period	$1,945	$12,359

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

16. Fair Value Measurement (cont.)
The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets was as follows:

	Level in fair value hierarchy	December 31, 2022		December 31, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	3	$863	$677	$3,650	$2,805
Note payable- Hi-Power	3	—	—	18,695	14,607
2021 Convertible Notes*	3	82,950	62,421	84,148	74,225
Senior Secured Term Loan	3	81,616	77,576	—	—
Equipment financing facility	3	8,577	6,282	6,371	5,951
December 2022 Promissory Note*	3	2,688	2,908	—	—
Total		$176,694	$149,864	$112,864	$97,588
*Includes the embedded derivative liabilities.
17. Commitments and Contingencies
Lease commitments
The Company has lease commitments under lease agreements. See Note 15, Leases, for additional information.
Minimum Volume Commitment
In June 2022, the Company entered into a long-term supply agreement with a minimum volume commitment with a third party, which provides services to process certain raw materials. Any purchase order issued under this supply agreement will be non-cancellable. To the extent the Company fails to order the guaranteed minimum volume defined in the contract at the end of the term, the Company is required to pay the counterparty an amount equal to the shortfall, if any, multiplied by a fee. As of December 31, 2022, the Company had open purchase commitments of $242 under this agreement. The Company believes that the probability of failing to meet the minimum volume commitment is remote and no shortfall penalty has been accrued as of December 31, 2022.
Legal Proceedings
Department of Justice
On July 7, 2022, the Company entered into a settlement agreement with the U.S. Department of Justice (DOJ) and Vincent Icolari (“Relator”) to resolve the previously disclosed investigation by the DOJ for underpayment of certain custom duties in past years in connection with imports of batteries and battery components manufactured abroad. The investigation resulted from a qui tam lawsuit (the “Civil Action”) filed by the Relator in December 2019 alleging violations of the False Claims Act.
Pursuant to the terms of the settlement agreement, the Company has agreed to pay a total of $1,017 to the United States Department of Justice and $70 to Relator’s counsel. Upon receipt of such payments, the DOJ and the Relator have agreed to release the Company from civil monetary and administrative claims under the False Claims Act and the Relator has agreed to release the Company from any claims related to the Civil Action. The Company has fully settled this liability as of December 31, 2022.
SEC Subpoena
In April 2022, the Company received a subpoena from the U.S. Securities and Exchange Commission (“SEC”). On August 29, 2022, the Company received a letter from the SEC informing the Company that the SEC’s investigation relating to the subpoena has concluded without any recommendation for enforcement action as to the Company.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
17. Commitments and Contingencies (cont.)
Delaware Section 205 Petition
On November 12, 2020, B. Riley Principal Merger Corp. II (“BMRG”), the predecessor to the Company, held a special meeting of stockholders (the “BMRG Special Meeting”) to approve certain matters relating to the business combination between BMRG and Eos Energy Storage LLC.
One of these matters was a proposal to amend and restate BMRG’s certificate of incorporation in order to, among other things, increase the number of authorized shares of common stock from 125,000,000 shares of common stock, consisting of 100,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock, to 200,000,000 shares of common stock, and to reclassify all Class A common stock and Class B common stock as a single class of common stock (the “Charter Amendment Proposal”). The Charter Amendment Proposal was approved by a majority of the outstanding shares of Class A common stock and Class B common stock of BMRG as of the record date for the BMRG Special Meeting, voting together as a single class, although voting records indicate that a majority of each of the shares of Class A common stock and Class B common stock also approved the Charter Amendment Proposal. After the BMRG Special Meeting, BMRG and Eos Energy Storage LLC closed the business combination and the Company’s certificate of incorporation, as amended to give effect to the Charter Amendment Proposal, became effective.
A recent ruling by the Delaware Court of Chancery introduced uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (the “DGCL”) would have required the Charter Amendment Proposal to be approved by separate votes of the majority of BMRG’s then-outstanding shares of Class A common stock and Class B common stock.
The Company had been proceeding with the understanding that the Charter Amendment Proposal and the amendment and restated certificate of incorporation are valid. In light of this recent ruling, however, to resolve potential uncertainty with respect to the Company’s capital structure, the Company filed a petition in the Delaware Court of Chancery under Section 205 of the DGCL to seek validation of the Charter Amendment Proposal. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts.
On February 27, 2023, the Court of Chancery approved the Company's request for relief and entered an order under Section 205 of the Delaware General Corporation Law (1) declaring the Company's Third Amended and Restated Certificate of Incorporation (the "Charter"), including the filing and effectiveness thereof, as validated and effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on November 16, 2020, and all amendments effected thereby and (2) ordering that the Company's securities (and the issuance of the securities) described in the Petition and any other securities issued in reliance on the validity of the Charter are validated and declared effective, each as of the original issuance dates.
18. Stock-Based Compensation
Stock-based compensation expense included in the consolidated statements of operations and comprehensive loss was as follows:

	For the years ended December 31,
	2022	2021
Stock options	$3,002	$3,809
Restricted stock units	10,792	11,249
Total	$13,794	$15,058
The stock compensation has been recorded in cost of goods sold, research and development expenses and selling, general and administrative expenses.
The following table summarizes stock option activity during the years ended December 31, 2022 and 2021:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Stock-Based Compensation (cont.)

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2020	2,143,636	$9.19	9.5
Granted	114,429	18.07
Cancelled/Forfeited	(110,768)	13.02
Exercised	(123,837)	8.67
Options Outstanding at December 31, 2021	2,023,460	9.51	6.3
Granted	3,275,224	1.33
Cancelled/Forfeited	(953,872)	4.84
Options Outstanding at December 31, 2022	4,344,812	4.37	7.7
Options Exercisable at December 31, 2022	2,314,963	6.13	7.1

A summary of restricted stock units (RSU) activity for the years ended December 31, 2022 and 2021 is as follows:

	Units	Weighted-Average Grant-Date Fair Value
RSUs Outstanding at December 31, 2020	42,318	$13.46
Granted	2,580,670	16.62
Cancelled/Forfeited	(273,632)	14.98
Vested	(154,600)	16.50
RSUs Outstanding at December 31, 2021	2,194,756	16.36
Granted	2,557,263	2.87
Cancelled/Forfeited	(1,051,951)	8.55
Vested	(704,178)	15.02
RSUs Outstanding at December 31, 2022	2,995,890	7.89
In 2022, the Company reserved an additional 2,537,866 shares for the Amended and Restated 2020 Incentive Plan. As of December 31, 2022 and 2021, 994,108 and 2,282,906 shares remain for future issuance, respectively. Options generally have a term of five to ten years and vest over periods ranging from three months to five years. RSUs generally vest over periods from three to four years. During the year ended December 31, 2022, the Company granted 75,000 RSUs and 2,325,000 options with performance and service conditions. Stock compensation is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For awards with performance conditions, compensation expense is recognized using an accelerated attribution method over the vesting period. The performance conditions primarily relate to achievement of sales and financing targets. In December 2022, the Company modified 625,000 of performance-based stock options that were issued in June 2022 by extending the period to meet certain performance conditions. As of December 31, 2022, there were 15,000 and 1,575,000 performance-based RSUs and stock options, respectively.
As of December 31, 2022, total unrecognized stock compensation expense was $16,314 of which $14,604 was attributable to unvested RSUs and $1,710 attributable to unvested stock options. Compensation expense for these unvested awards is expected to be recognized over a weighted-average remaining vesting period of 0.5 years for stock options and 1.5 years for RSUs.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Stock-Based Compensation (cont.)
The weighted average assumptions used to determine the fair value of options granted in 2022 and 2021 are as follows:

	2022	2021
Volatility	61.36%	58.86%
Risk free interest rate	3.27%	0.67%
Expected life (years)	4.67	4.18
Dividend yield	0%	0%
The RSUs issued were valued at the stock price of the Company on the date of the grant.
The weighted average grant date fair value of all options granted was $0.72 and $8.08 per option for the years ended December 31, 2022 and 2021, respectively.
19. Income Taxes
The Company is subject to regulation under U.S., Italy and India tax laws, regulations and policies. Changes to these laws or regulations may affect the Company’s tax liability, return on investments and business operations.
Earnings before income taxes
Net income (losses) before income taxes were as follows:

	For the years ended December 31,
	2022	2021
U.S.	$(229,923)	$(124,216)
Non-U.S.	161	—
Total income (loss) before income tax	$(229,762)	$(124,216)

Income expense (benefit)
Income tax expense (benefit) was as follows:

	For the years ended December 31,
	2022	2021
Current expense (benefit):
U.S. federal	$—	$—
U.S. state and local	—	—
Non-U.S.	51	—
Total current income tax (benefit) provision	$51	$—
Deferred expense (benefit):
U.S. federal	$—	$—
U.S. state and local	—	—
Non-U.S.	—	—
Total deferred income tax (benefit) provision	—	—
Total income tax (benefit) provision	$51	$—

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Income Taxes (cont.)
The Company has a tax provision of $51 for the year ended December 31, 2022 due to foreign taxable income and the generation of U.S. taxable losses offset by a valuation allowance, discussed below, on the deferred tax assets. The Company has a tax provision of $— for the year ended December 31, 2021 due to the generation of U.S. taxable losses offset by a valuation allowance on the deferred tax assets.
Reconciliation of US Federal Statutory income tax rate to actual income tax rate
The reconciliation from the statutory U.S. federal income tax rate to the effective tax rate is as follows:

	For the years ended December 31,
	2022	2021
Income (loss) before income taxes	$(229,762)	$(124,216)

Statutory U.S. federal income tax (21%)	(48,250)	(26,085)
State and local income tax	(12,051)	(6,592)
Income taxed at rates other than statutory	17	—
Non-deductible convertible debt	(2,220)	(3,676)
Non-deductible warrant cost	(178)	(373)
Stock-based compensation	1,622	274
Valuation allowance	60,444	36,541
Other	667	(89)
Total income tax expense	$51	$—
Effective tax rate	—	—
The reported income tax provision differs from the amount computed by applying the statutory US federal income tax rate of 21% to the income before income taxes primarily due to pretax losses for which no tax benefit has been provided, non-deductible convertible debt, as well as stock-based compensation.
Deferred Income Taxes
The Company records deferred income taxes to reflect the net tax effects of temporary differences, if any, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2022 and 2021 were as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Income Taxes (cont.)

	December 31,
	2022	2021
Deferred tax assets:
NOL carryforwards	$121,142	$63,203
Capital loss carryforwards	235	710
Tax credit carryforwards	65	65
Goodwill	7,427	8,471
Capitalized research & experimental costs	3,952	—
Stock-based compensation	4,819	4,455
Accruals and reserves	1,678	1,586
Organizational costs	140	162
Lease liability	1,413	1,185
Fixed assets	316	—
Interest limitation	—	1,430
Inventory	663	1,448
Transaction costs	266	301
Deferred tax assets, gross	$142,116	$83,016
Valuation allowance	(140,858)	(80,415)
Total deferred tax assets, net	$1,258	$2,601
Deferred tax liabilities:
Fixed assets	—	(1,073)
Right of use asset	(1,194)	(954)
Note payable	—	(497)
Intangibles	(63)	(77)
Other	(1)	—
Deferred tax liabilities	(1,258)	(2,601)
Total deferred tax asset (liability)	$—	$—
As of December 31, 2022, the Company’s net deferred tax balances consist primarily of U.S. federal and state net operating losses (“NOLs”) available for carry forward, tax amortizable goodwill in excess of financial statement goodwill, stock-based compensation, and capitalized research and experimental (“R&E”) costs. As of December 31, 2021, the Company's net deferred tax balances consist primarily of U.S. federal and state NOLs as available for carry forward and tax amortizable goodwill in excess of financial statement goodwill.
The Tax Cuts & Jobs Act of 2017 ("TCJA") mandated that R&E costs incurred in tax years beginning after December 31, 2021 must be capitalized and amortized over five years if the research is performed in the United States and over 15 years if performed outside the United States. As of December 31, 2022, the Company has capitalized and will amortize these costs over the required periods.
During 2021, the Company participated in a tax certificate transfer program with the state of New Jersey and sold a portion of its available prior year New Jersey state NOLs, in varying amounts from tax years 2017 through 2019. The deferred tax balances and related disclosures above reflect the adjusted attribute carryforwards and associated deferred tax assets post-sale of the prior years’ attributes. The Company did not participate in the program during 2022.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Income Taxes (cont.)
The Company maintains a valuation allowance where it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. Changes in the valuation allowance are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is required, the Company evaluates factors such as prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry back and carry forward periods and tax planning strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. As of December 31, 2022, all deferred tax assets related to the U.S. Management has determined that it is more-likely-than not that the Company will not be able to utilize its deferred tax assets at December 31, 2022 and 2021 due to a history of cumulative losses. As such, the Company has a valuation allowance against its net deferred tax assets.
The valuation allowance increased by $60,444 between December 31, 2022 and 2021. The increase was primarily attributable to an increase in NOL carryforwards. At December 31, 2022, the valuation allowance is $140,858, of which $1,762 will be allocated to additional paid-in capital when released. The remaining valuation allowance of $139,096 will be released through continuing operations.
Net Operating Losses & Tax Credits
As of December 31, 2022 and 2021, the Company has federal research and development tax credits (“R&D credit”) of approximately $3,733 for both years, which begin to expire in varying amounts from 2031 – 2038, subject to the annual limitation described below. In addition, the Company has state R&D credits of approximately $65 for the years ended December 31, 2022 and 2021, which will expire in 2024.
The Company has NOL carryforwards for tax purposes and other deferred tax assets that are available to offset future taxable income, subject to the annual limitation described below.
As of December 31, 2022 and 2021, the Company has gross federal NOL carryforwards of approximately $485,351 and $263,270, respectively. As of December 31, 2022 and 2021, the Company has state NOL carryforwards of approximately $235,679 and $125,855, respectively. Regarding the federal NOL for the year ended December 31, 2022, $89,051 begins to expire in varying amounts from 2032 through 2036, while $396,300 has an indefinite carryforward period. Regarding the state NOL carryforwards for the year ended December 31, 2022, $233,566 begin to expire in varying amounts from 2033 through 2042, while $2,113 has an indefinite carryforward period. The U.S. (federal and state) operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The Company determined that the merger transaction constitutes a change of ownership as defined under Internal Revenue Code Section 382 and Section 383. Based on management’s Section 382 Limitation Analysis, it is expected that all NOL carryforwards that existed as of the transaction date will be allowable under Section 382, however, the deferred tax asset on the Company’s NOL carryforward is offset by a full valuation allowance. Based on management’s Section 383 Limitation Analysis, it is expected that as of December 31, 2022 and December 31, 2021, $3,733 of federal R&D credits will expire unused.
On August 16, 2022, the IRA was signed into law that includes a new alternative minimum tax based upon financial statement income (“book minimum tax”) and tax incentives for energy and climate initiatives, among other provisions. The Company is not expected to be impacted by the book minimum tax given its extensive losses. The Company continues to assess the tax incentives in the legislation that could impact pre-tax income, effective tax rate, or valuation of deferred tax assets.
Unrecognized Tax Benefits
The Company is subject to income taxes in the United States (federal and state), India, and Italy. Significant judgment is required in evaluating the Company’s tax positions and determining the Company’s provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. The Company records a liability for uncertain tax positions on the basis of a two-step process in which (i) management determines whether it is more-likely-than-not that the tax position will be sustained on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Income Taxes (cont.)
The Company has unrecognized tax benefits associated with uncertain tax positions as of December 31, 2022 and 2021 as follows:

	For the years ended December 31,
	2022	2021
Gross unrecognized tax benefits as of January 1	$719	$722
Additions:
Current year tax positions	—	—
Prior year tax positions	—	—
Rate change	(34)	(3)
Settlements	—	—
Lapse of statute of limitations	—	—
Gross unrecognized tax benefits as of December 31	$685	$719

The total amount of gross unrecognized tax benefits was $685 and $719 for the years ended December 31, 2022 and 2021, respectively. The decrease in gross unrecognized tax benefits in 2022 was due to a change in state deferred tax rate.
Included in the balance of unrecognized tax benefits at December 31, 2022 are potential benefits of nil that, if recognized, would affect the effective tax rate on income from continuing operations. The open tax years for federal and state tax returns are generally 2019 and forward. Net operating losses and R&D credits generated in closed years and utilized in open years are subject to adjustment by the tax authorities. The Company is not currently under examination by any taxing jurisdiction.
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
20. Shareholders' Equity
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
On June 28, 2022, the Company’s shareholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock with $0.0001 par value from 200,000,000 to 300,000,000. The holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 82,653,781 and 53,786,632 shares of common stock issued and outstanding.
Contingently Issuable Common Stock
In connection with the Merger transaction, the Company was obligated to issue within five years from the closing date to each unitholder Eos Energy Storage, LLC ("EES") its pro-rata proportion of a one-time issuance of an aggregate of 2,000,000 Shares (the “Earnout Shares” or "Contingently Issuable Common Stock"), within five business days after (i) the closing share price of the Company's shares traded equaling or exceeding $16.00 per share for any 20 trading days within any consecutive 30-trading day period during the Earnout Period or (ii) a Change of Control during the Earnout Period (each of clauses (i) and (ii), a “Triggering Event”).

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Shareholders' Equity (cont.)
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
Treasury Stock
For the years ended December 31, 2022 and 2021, the Company recorded treasury stock of $978 and $353 for shares withheld from employees to cover the payroll tax liability of RSUs vested, respectively. The treasury stock was immediately retired.
Public and Private Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company's common stock in the public offering on May 22, 2020. Each Public Warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. For the years ended December 31, 2022 and 2021, 600 and 1,747,746 public warrants were exercised, respectively. On December 31, 2022 and 2021, there were 7,001,654 and 7,002,254 public warrants outstanding, respectively.
In addition to the public warrants, there are also private warrants outstanding as of December 31, 2022 and 2021 (see Note 14, Warrants Liability - Related Party for further discussion).
Standby Equity Purchase Agreement
On April 28, 2022, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, as amended, the Company has the right, but not the obligation, to sell to Yorkville up to $75,000 of shares of its common stock at the Company’s request at any time during the commitment period, which commenced on April 28, 2022 and will end on the earlier of (i) May 1, 2024, or (ii) the date on which Yorkville shall have made payment of advances requested by the Company totaling up to the commitment amount of $75,000. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of common stock with an aggregate value of up to $20,000. The SEPA provides for shares to be sold to Yorkville at 97.0% of market price.
Upon the Company's entry into and subject to the terms and conditions set forth in the SEPA, 465,117 shares were issued to Yorkville as consideration for its irrevocable commitment to purchase shares of common stock, pursuant to the SEPA, as shown in the consolidated statement of shareholders' equity. The fair value of these shares of $1,061 was recorded as other expense in the consolidated statements of operations and comprehensive loss.
Subject to the mutual consent of Yorkville and the Company, from time to time the Company may request, and Yorkville shall provide, pre-advance loans (each, a “Pre-Advance Loan”) each in the principal amount not to exceed $50,000, pursuant to a promissory note on terms and conditions to be agreed by both parties.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Shareholders' Equity (cont.)
On June 13, 2022, the Company issued and sold a Convertible Promissory Note with a principal amount of $7,500 in a private placement to Yorkville under the Supplemental Agreement. The Promissory Note was issued with a 2% original issue discount, bears interest only upon the occurrence of an Event of Default, and had a maturity date of September 15, 2022. The Promissory Note gives Yorkville the right, but not the obligation, to convert principal and accrued interest into shares of the Company’s common stock at a conversion price of $2.21 any time prior to the maturity date, subject to the terms and conditions of the Promissory Note (see Note 13, Borrowings).
In July and August 2022, pursuant to the terms of the Supplemental Agreement, Yorkville delivered six Investor Notices requiring the Company to issue and sell an aggregate of 3,393,663 shares of common stock at a price of $2.21 per share to Yorkville, in order to offset all outstanding amounts owed to Yorkville under the June 2022 Promissory Note
On December 29, 2022, the Company and Yorkville entered into Amendment No. 3 to the SEPA, to (i) decrease the commitment amount under the SEPA to $75,000; and (ii) reinstitute the Exchange Cap (as defined in the SEPA), which amounts to 19.99% of the outstanding shares of common stock immediately prior to entering into Amendment No. 3, and applies to all subsequent issuances of common stock under the SEPA, together with any issuances of convertible promissory notes issued by the Company to Yorkville as a Pre-Advance loan.
In January 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 1,953,612 shares of common stock to Yorkville, in order to offset all outstanding amounts owed to Yorkville under the December 2022 Promissory Note. See Note 13, Borrowings and Note 21, Subsequent Events for further discussion.
For the year ended December 31, 2022, total funds raised under the SEPA, inclusive of proceeds received from the Convertible Promissory Notes, were $14,500. Total shares issued under the SEPA for the year ended December 31, 2022 were 7,361,602.
At-the-Market Offering Program
On August 5, 2022, the Company entered into the Sales Agreement with Cowen and Company, LLC, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $100,000 (the “Placement Shares”) through Cowen as its sales agent and/or principal.
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
During the year ended December 31, 2022, the Company sold 20,539,603 shares raising net proceeds of $38,626, net of fees paid to Cowen, at an average selling price of $1.94 per share, included in the consolidated statement of shareholders' equity.
Earnings (loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. As the Company incurred a net loss for the years ended December 31, 2022 and 2021, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible redeemable notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the years ended December 31, 2022 and 2021.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Shareholders' Equity (cont.)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	For the years ended December 31,
	2022	2021
Stock options and restricted stock units	7,340,702	4,218,216
Public and private placement warrants	7,326,654	7,327,254
Convertible Notes	7,422,371	5,144,074
21. Subsequent Events
Yorkville
In January 2023, pursuant to the terms of the SEPA and the Second Supplemental Agreement, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 1,953,612 shares of common stock to Yorkville to offset all outstanding amounts owed to Yorkville under the December 2022 Promissory Note.
On February 1, 2023, the Company issued and sold a convertible promissory note with an aggregate principal amount of $5,000 (the “February 2023 Promissory Note”) in a private placement to Yorkville under the Second Supplemental Agreement. On February 23, 2023 and February 27, 2023, Yorkville delivered Investor Notices pursuant to which, effective February 28, 2023, Yorkville would offset all amounts due under the February 2023 Promissory Note in connection with Yorkville’s purchase of an aggregate of 3,879,706 shares of common stock of the Company under the SEPA. Following the issuance of the shares, there would be no amount outstanding under the February 2023 Promissory Note.
Convertible Note Issuance
On January 18, 2023, the Company entered into an investment agreement (the “Investment Agreement”) with Great American Insurance Company, Ardsley Partners Renewable Energy, LP, CCI SPV III, LP, Denman Street LLC, John B. Berding Irrevocable Children’s Trust, John B. Berding, and AE Convert, LLC, a Delaware limited liability company managed by Russell Stidolph, a related party as Mr. Stidolph is a director of the Company (together, the “Purchasers”) relating to the issuance and sale to the Purchasers of $13,750 in aggregate principal amount of the Company’s 26.5% Convertible Senior PIK Notes due 2026. The transactions contemplated by the Investment Agreement closed on January 18, 2023.
Delaware Section 205 Petition
On November 12, 2020, BMRG, the predecessor to the Company, held the BMRG Special Meeting to approve certain matters relating to the business combination between BMRG and Eos Energy Storage LLC.
One of these matters was a proposal to amend and restate BMRG’s certificate of incorporation in order to, among other things, increase the number of authorized shares of common stock from 125,000,000 shares of common stock, consisting of 100,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock, to 200,000,000 shares of common stock, and to reclassify all Class A common stock and Class B common stock as a single class of common stock (the “Charter Amendment Proposal”). The Charter Amendment Proposal was approved by a majority of the outstanding shares of Class A common stock and Class B common stock of BMRG as of the record date for the BMRG Special Meeting, voting together as a single class, although voting records indicate that a majority of each of the shares of Class A common stock and Class B common stock also approved the Charter Amendment Proposal. After the BMRG Special Meeting, BMRG and Eos Energy Storage LLC closed the business combination and the Company’s certificate of incorporation, as amended to give effect to the Charter Amendment Proposal, became effective.
A recent ruling by the Delaware Court of Chancery introduced uncertainty as to whether Section 242(b)(2) of the DGCL would have required the Charter Amendment Proposal to be approved by separate votes of the majority of BMRG’s then-outstanding shares of Class A common stock and Class B common stock.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
21. Subsequent Events (cont.)
The Company had been proceeding with the understanding that the Charter Amendment Proposal and the amendment and restated certificate of incorporation are valid. In light of this recent ruling, however, to resolve potential uncertainty with respect to the Company’s capital structure, the Company filed a petition in the Delaware Court of Chancery under Section 205 of the DGCL to seek validation of the Charter Amendment Proposal. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts.
On February 27, 2023, the Court of Chancery approved the Company's request for relief and entered an order under Section 205 of the Delaware General Corporation Law (1) declaring the Company's Third Amended and Restated Certificate of Incorporation (the "Charter"), including the filing and effectiveness thereof, as validated and effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on November 16, 2020, and all amendments effected thereby and (2) ordering that the Company's securities (and the issuance of the securities) described in the Petition and any other securities issued in reliance on the validity of the Charter are validated and declared effective, each as of the original issuance dates.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Edison, State of New Jersey, on February 28, 2023.

EOS ENERGY ENTERPRISES, INC.

By: /s/ Nathan Kroeker
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Mastrangelo and Nathan Kroeker and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Joseph Mastrangelo	Chief Executive Officer and Director	February 28, 2023
Joseph Mastrangelo	(Principal Executive Officer)
/s/ Nathan Kroeker	Chief Financial Officer	February 28, 2023
Nathan Kroeker	(Principal Financial Officer)
/s/ John Tedone	Chief Accounting Officer	February 28, 2023
John Tedone	(Principal Accounting Officer)
/s/ Jeffrey Bornstein	Director	February 28, 2023
Jeffrey Bornstein
/s/ Alex Dimitrief	Director	February 28, 2023
Alex Dimitrief
/s/ Audrey Zibelman	Director	February 28, 2023
Audrey Zibelman
/s/ Claude Demby	Director	February 28, 2023
Claude Demby
/s/ Russell Stidolph	Director	February 28, 2023
Russell Stidolph
/s/ Marian "Mimi" Walters	Director	February 28, 2023
Marian "Mimi" Walters