Form 10-Q
period 2023-03-31
Eos Energy Enterprises, Inc.
filed 2023-05-09
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Registrant’s telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 115,848,976 shares of common stock as of May 4, 2023.

FORWARD-LOOKING INFORMATION
All statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”), other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of Eos Energy Enterprises, Inc. Forward-looking statements are based on our management’s beliefs, as well as assumptions made by, and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:
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
•the possibility of a government shutdown while we remain in the due diligence phase with the U.S. Department of Energy Loan Programs Office or while we await notice of a decision regarding the issuance of a loan from the Department of Energy Loan Programs Office;
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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and, except as required by law, the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. See also Part I, Item 1A, “Risk Factors” disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional discussion of the risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied in its forward-looking statements.

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$16,127	$17,076
Restricted cash	2,725	2,725
Accounts receivable, net	3,660	1,666
Inventory, net	14,075	23,260
Vendor deposits	5,668	4,789
Notes receivable, net	45	36
Contract assets, current	3,844	1,859
Prepaid expenses	1,884	2,289
Other current assets	1,999	1,447
Total current assets	50,027	55,147
Property, plant and equipment, net	24,617	27,169
Intangible assets, net	350	240
Goodwill	4,331	4,331
Notes receivable, long-term, net	817	827
Operating lease right-of-use asset, net	4,083	4,316
Long-term restricted cash	11,450	11,422
Other assets	4,050	3,336
Total assets	$99,725	$106,788
LIABILITIES
Current liabilities:
Accounts payable	$32,531	$34,669
Accrued expenses	20,351	15,359
Operating lease liability, current	1,149	1,106
Long-term debt, current	2,981	2,872
Convertible notes payable, current - related party	8,240	2,688
Contract liabilities, current	400	3,850
Other current liabilities	34	32
Total current liabilities	65,686	60,576
Long-term liabilities:
Operating lease liability	3,825	4,130
Long-term debt	87,450	87,321
Convertible notes payable - related party	111,114	82,950
Interest payable - related party	2,417	—
Contract liabilities, long-term	956	956
Warrants liability - related party	234	78
Other liabilities	3,640	3,488
Total long-term liabilities	209,636	178,923
Total liabilities	275,322	239,499

COMMITMENTS AND CONTINGENCIES (NOTE 15)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
SHAREHOLDERS' DEFICIT
Common Stock, $0.0001 par value, 300,000,000 and 300,000,000 shares authorized, 95,222,670 and 82,653,781 shares outstanding on March 31, 2023 and December 31, 2022, respectively	10	9
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding on March 31, 2023 and December 31, 2022	—	—
Additional paid in capital	542,326	513,614
Accumulated deficit	(717,940)	(646,340)
Accumulated other comprehensive income	7	6
Total shareholders' deficit	(175,597)	(132,711)
Total liabilities and shareholders' deficit	$99,725	$106,788
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Total revenue	$8,835	$3,298
Costs and expenses
Cost of goods sold	26,940	35,577
Research and development expenses	5,445	4,963
Selling, general and administrative expenses	13,955	14,279
Loss from write-down of property, plant and equipment	760	8
Grant expense, net	—	173
Total costs and expenses	47,100	55,000
Operating loss	(38,265)	(51,702)
Other (expense) income
Interest expense, net	(4,829)	(338)
Interest expense - related party	(13,755)	(2,174)
(Loss) gain on change in fair value of derivatives - related parties	(13,090)	8,262
Loss on debt extinguishment	(1,634)	—
Other (expense) income	(17)	119
Loss before income taxes	$(71,590)	$(45,833)
Income tax expense (benefit)	10	(42)
Net loss	$(71,600)	$(45,791)
Other comprehensive income
Foreign currency translation adjustment, net of tax	1	—
Comprehensive loss	$(71,599)	$(45,791)

Basic and diluted loss per share attributable to common shareholders
Basic	$(0.82)	$(0.85)
Diluted	$(0.82)	$(0.85)
Weighted average shares of common stock
Basic	86,797,669	53,961,553
Diluted	86,797,669	53,961,553
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances on December 31, 2021	53,786,632	$5	$448,969	$—	$(416,527)	$32,447
Stock-based compensation	—	—	3,943	—	—	3,943
Exercise of warrants	600	—	7	—	—	7
Release of restricted stock units	305,651	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(112,275)	—	(826)	—	—	(826)
Net loss	—	—	—	—	(45,791)	(45,791)
Balances on March 31, 2022	53,980,608	$5	$452,093	$—	$(462,318)	$(10,220)

Balances on December 31, 2022	82,653,781	$9	$513,614	$6	$(646,340)	$(132,711)
Stock-based compensation	—	—	3,363	—	—	3,363
Release of restricted stock units	915,206	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(246,717)	—	(345)	—	—	(345)
Issuance of common stock under Yorkville Promissory Notes	11,216,492	1	24,422	—	—	24,423
Issuance of common stock under SEPA	683,908	—	1,272	—	—	1,272
Foreign currency translation adjustment	—	—	—	1	—	1
Net loss	—	—	—	—	(71,600)	(71,600)
Balances on March 31, 2023	95,222,670	$10	$542,326	$7	$(717,940)	$(175,597)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(71,600)	$(45,791)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,363	3,943
Depreciation and amortization	2,686	995
Loss on debt extinguishment	1,634	—
Loss from write-down of property, plant and equipment	760	8
Amortization of right-of-use assets	233	192
Non-cash interest expense	915	—
Non-cash interest expense - related parties	11,338	630
Loss (gain) on change in fair value of derivatives - related parties	13,090	(8,262)
Changes in operating assets and liabilities:
Prepaid expenses	406	102
Inventory	9,185	2,684
Accounts receivable	(1,984)	(768)
Vendor deposits	(917)	(2,258)
Contract assets	(1,914)	431
Accounts payable	(208)	(1,172)
Accrued expenses	4,991	5,126
Accounts payable and accrued expenses - related parties	—	(1,200)
Interest payable - related party	2,417	1,544
Operating lease liabilities	(262)	(179)
Contract liabilities	(3,450)	2,074
Note payable	—	167
Other	(1,161)	(998)
Net cash used in operating activities	(30,478)	(42,732)

Cash flows from investing activities
Purchases of property, plant and equipment	(2,897)	(5,132)
Net cash used in investing activities	(2,897)	(5,132)

Cash flows from financing activities
Principal payments on finance lease obligations	(7)	(4)
Proceeds from exercise of public warrants	—	7
Proceeds from issuance of convertible notes - related parties	33,350	—
Payment of debt issuance costs - related parties	(1,116)	—
Repayment of equipment financing facility	(677)	(389)
Issuance of common stock under SEPA	1,250	—
Repurchase of shares from employees for income tax withholding purposes	(345)	(826)
Net cash provided by (used in) financing activities	32,455	(1,212)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Net decrease in cash, cash equivalents and restricted cash	(921)	(49,076)
Cash, cash equivalents and restricted cash, beginning of the period	31,223	105,692
Cash, cash equivalents and restricted cash, end of the period	$30,302	$56,616

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$603	$878
Issuance of common stock upon settlement of Yorkville convertible notes	24,422	—
Right-of-use operating lease assets in exchange for lease liabilities	—	2,112
Accrued and unpaid capitalized internal-use software	130	—

Supplemental disclosures
Cash paid for interest	$3,690	$224
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.Overview
Nature of Operations
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
As of the date the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the three months ended March 31, 2023, the Company incurred a net loss of $71,600, incurred negative cash flows from operations of $30,478, and had an accumulated deficit of $717,940 as of March 31, 2023.
•As of March 31, 2023, the Company had $16,127 of unrestricted cash and cash equivalents available to fund the Company’s operations, no additional borrowings available to fund its operations under pre-existing financing arrangements (see Note 12, Borrowings) and negative working capital of $15,659, inclusive of $11,221 of outstanding debt that is currently scheduled to mature within the next twelve months beyond the issuance date.
•While the Company has available capacity under certain pre-existing arrangements to issue shares of the Company’s common stock, including under the Standby Equity Purchase Agreement with YA II PN, Ltd. (“SEPA”), subject to the exchange cap, and at-the-market (“ATM”) offering program, (see Note 18, Shareholders’ Deficit) to aid in funding the Company’s operations, the Company’s ability to secure such funding is dependent upon certain conditions, such as investors’ willingness to purchase the Company’s common stock and at a price that is acceptable to the Company. Accordingly, as of the issuance date there is no assurance the Company will be able to secure funding under these pre-existing arrangements or on terms that are acceptable to the Company.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Overview (cont.)
•Similarly, while the Company has historically been successful in raising additional outside capital to fund the Company’s operations, as of the issuance date no assurance can be provided the Company will be successful in obtaining additional outside capital or on terms that are acceptable to the Company. In this regard, the Company has substantially completed the due diligence phase of negotiating additional outside capital under the U.S. Department of Energy’s (“DOE”) Loan Guarantee Solicitation for Applications for Renewable Energy Projects and Efficient Energy Projects (the “DOE Loan Program”). There can be no assurance that the Company will be able to secure such a loan or on terms that are acceptable to the Company.
•The Company is required to remain in compliance with a quarterly minimum financial liquidity covenant under its Senior Secured Term Loan Credit Agreement (“Senior Secured Term Loan”). While the Company was in compliance with this covenant as of March 31, 2023, and expects to remain in compliance as of June 30, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on September 30, 2023 and thereafter. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other nonfinancial covenants required by the Senior Secured Term Loan, and the Company is further unable to cure such noncompliance or secure a waiver, Atlas Credit Partners (ACP) Post Oak Credit I LLC may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company, and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
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
These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its 100% owned, direct and indirect subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany transactions and balances have been eliminated in the preparation of the unaudited condensed consolidated financial statements. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2022 Annual Report on Form 10-K. These interim results are not necessarily indicative of results for the full year.

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
Recent Accounting Pronouncements
There were no new accounting standards or updates during the three months ended March 31, 2023 that would have a material impact on the Company’s unaudited condensed consolidated financial statements.
3. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning, and extended warranty services. Product revenues, which are generally recognized at a point in time, and service revenues, which are generally recognized over time, are as follows:

	For the Three Months Ended March 31,
	2023	2022
Product revenue	$8,675	$3,293
Service revenue	160	5
Total revenues	$8,835	$3,298
For the three months ended March 31, 2023, the Company had one customer who accounted for approximately 97.0% of the total revenue. For the three months ended March 31, 2022, the Company had three customers who accounted for 43.6%, 31.5% and 15.1% of the total revenue, respectively.
Contract assets and Contract liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers. Contract assets, current and contract liabilities, current and long-term are included separately on the unaudited condensed consolidated balance sheets and contract assets, long-term are included under other assets, net.

	March 31, 2023	December 31, 2022
Contract assets	$3,914	$2,000
Contract liabilities	$1,356	$4,806
The Company recognizes contract assets for certain contracts in which revenue recognition performance obligations have been satisfied but invoicing to the customer has not yet occurred. Contract liabilities primarily relate to consideration received from customers in advance of the Company’s satisfying performance obligations under contractual arrangements. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Revenue Recognition (cont.)
Contract assets increased by $1,914 during the three months ended March 31, 2023 due to recognition of revenues for which invoicing has not yet occurred. Contract liabilities decreased by $3,450 during the three months ended March 31, 2023, due to the recognition of $3,450 of revenue during the three months ended March 31, 2023 that was included in the contract liability balance at the beginning of the period.
Contract liabilities of $400 as of March 31, 2023 are expected to be recognized within the next twelve months and long-term contract liabilities of $956 are expected to be recognized as revenue over approximately the next one to two years. Contract assets of $3,844 as of March 31, 2023 are expected to be recognized within the next twelve months. Long-term contract assets of $70 are expected to be recognized as accounts receivable over approximately the next two years.
4. Cash, Cash Equivalents and Restricted Cash
Restricted cash - current consists of escrow deposits related to U.S. Custom Bonds insurance and escrow deposits related to our credit card program agreements. Additionally, long-term restricted cash relates to interest that is required to be held in escrow per the Senior Secured Term Loan agreement in an amount equal to the aggregate amount of the four immediately following interest payments owed (see Note 12, Borrowings for further discussion).
The following table reconciles reported amounts from the unaudited condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$16,127	$55,361
Restricted cash (1)	2,725	—
Long-term restricted cash	11,450	1,255
Total cash, cash equivalents, and restricted cash	$30,302	$56,616
(1) Restricted cash, current.
5. Inventory
The following table provides information about inventory balances:

	March 31, 2023	December 31, 2022
Raw materials	$13,896	$22,899
Work-in-process	64	361
Finished goods	115	—
Total inventory, net	$14,075	$23,260

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
6. Property, Plant and Equipment, Net
The following table provides information about property, plant and equipment, net balances:

	Estimated Useful lives	March 31, 2023	December 31, 2022
Equipment	5 to 10 years	$23,622	$23,653
Finance lease	5 years	379	379
Furniture	5 to 10 years	1,892	1,868
Leasehold improvements	Lesser of useful life/ remaining lease	6,629	6,303
Tooling	2 to 3 years	6,654	6,926
Total		39,176	39,129
Less: Accumulated depreciation		(14,559)	(11,960)
Total property, plant and equipment, net		$24,617	$27,169
Depreciation expense related to property, plant and equipment was $2,667 and $985 for the three months ended March 31, 2023 and 2022, respectively.
7. Intangible Assets
Intangible assets include patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. The Company recorded amortization expense of $10 for each period for the three months ended March 31, 2023 and 2022 related to patents.
During the three months ended March 31, 2023, the Company capitalized $130 of costs for internal-use software. The software has a useful life and is amortized into the results of operations over 3 years. The company recorded amortization expense of $9 for the three months ended March 31, 2023 related to software.
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
The Company had notes receivable, net of $862 and $863 outstanding as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded an allowance for expected credit loss from the notes receivable of $2 and $2, respectively.
The customers to whom the Company offers financing through notes receivables are VIEs. However, the Company is not the primary beneficiary, because the Company does not have power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Therefore, the VIEs are not consolidated into the Company’s unaudited condensed consolidated financial statements. The maximum loss exposure is limited to the carrying value of notes receivable as of the balances sheet dates.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. Accrued Expenses
Accrued expenses were as follows:

	March 31, 2023	December 31, 2022
Accrued payroll	$4,636	$2,706
Warranty reserve (1)	3,972	3,836
Accrued legal and professional expenses	2,087	840
Provision for contract losses	1,936	2,561
Insurance premium payable, current	2,730	2,607
Other	4,990	2,809
Total accrued expenses	$20,351	$15,359
(1) Refer to the table below for the warranty reserve activity for the three months ended March 31, 2023.

The following table summarizes warranty reserve activity:

	Three Months Ended March 31,
	2023	2022
Warranty reserve - beginning of period	$3,836	$2,112
Additions for current period deliveries	357	673
Changes in the warranty reserve estimate	—	955
Warranty costs incurred	(221)	(500)
Warranty reserve - end of period	$3,972	$3,240
10. Government Grants
California Energy Commission
From time-to-time, the Company has entered into grant agreements with the California Energy Commission (“CEC”) for conducting studies to demonstrate the benefits of certain energy-saving technologies to utility companies and consumers in the State of California. Under such agreements, the Company is entitled to receive reimbursement of costs incurred by the Company covered by the grants.
For the three months ended March 31, 2023 and 2022, grant expense, net was $0 and $173, respectively.
As of March 31, 2023 and December 31, 2022, the Company had grant receivables related to the CEC in the amounts of $245 and $263, which were included in other current assets on the unaudited condensed consolidated balance sheets, respectively. There was no deferred grant income as of March 31, 2023 and December 31, 2022. Related expenses incurred by the Company are offset against grant income earned or received from the CEC.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Government Grants (cont.)

Inflation Reduction Act of 2022 (“IRA”)
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. Starting in 2023, there are Production Tax Credits under Internal Revenue Code 45X (“PTC”), that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. These tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032.
Since the PTC is a refundable credit (i.e., a credit with a direct-pay option available), the PTC is outside the scope of ASC 740. Therefore, the Company accounts for the PTC under a government grant model. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant, and (2) the Company is able to comply with the relevant conditions of the grant.
The PTC is recorded as the applicable items are produced and sold. For the three months ended March 31, 2023, the Company recognized PTC in the amount of $798 as a reduction of cost of goods sold on the unaudited condensed consolidated statement of operations and comprehensive loss. As of March 31, 2023, grant receivable related to the PTC in the amount of $798 is recorded in other assets on the unaudited condensed consolidated balance sheets.
11. Related Party Transactions
2021 Convertible Notes Payable
In July 2021, the Company issued $100,000 aggregate principal amount of convertible notes to Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc. (the “2021 Convertible Notes”). In connection with these 2021 Convertible Notes, the Company paid $3,000 to B. Riley Securities, Inc., a related party, who acted as a placement agent. Refer to Note 12, Borrowings, for additional information.
AFG Convertible Notes
In January 2023, the Company issued and sold $13,750 of 26.5% Convertible Senior PIK Notes due 2026 (“AFG Convertible Notes”) to Great American Insurance Company, Ardsley Partners Renewable Energy, LP, CCI SPV III, LP, Denman Street LLC, John B. Berding Irrevocable Children’s Trust, John B. Berding, and AE Convert, LLC, a Delaware limited liability company managed by Russell Stidolph, a related party as Mr. Stidolph is a director of the Company (together, the “Purchasers”). In connection with the issuance and sale of the AFG Convertible Notes, the Company entered into an investment agreement (the “Investment Agreement”) with the Purchasers. Refer to Note 12, Borrowings, for additional information.
Warrants liability
The Company issued private warrants to an affiliated company owned by B. Riley Financial, Inc. which were outstanding as of March 31, 2023 and December 31, 2022. Refer to Note 13, Warrants Liability - Related Party, for additional information.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Related Party Transactions (cont.)
Standby Equity Purchase Agreement
On April 28, 2022, the Company entered into the SEPA. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville shares of its common stock at the Company’s request. See Note 12, Borrowings and Note 18, Shareholders' Deficit for additional information.
12. Borrowings

The Company’s debt obligations at carrying value consist of the following related and third-party borrowings:

	March 31, 2023		December 31, 2022
	Borrowing Outstanding	Carrying Value*	Borrowing Outstanding	Carrying Value*
Yorkville Convertible Promissory Note - due August 2023	$6,000	$8,240	$2,000	$2,688
2021 Convertible Notes Payable - due June 2026	109,167	85,039	109,167	82,950
AFG Convertible Note - due June 2026	13,750	26,075	—	—
Senior Secured Term Loan - due March 2026	100,000	82,531	$100,000	$81,616
Equipment financing facility - due April 2025	7,900	7,900	8,577	8,577
Total borrowings	236,817	209,785	219,744	175,831
Current portion	11,221	11,221	5,560	5,560
Total borrowings, non-current	$225,596	$198,564	$214,184	$170,271
*Carrying value includes unamortized deferred financing costs, unamortized discounts, and fair value of embedded derivative liabilities.
Yorkville Convertible Promissory Notes - Related Party
On December 29, 2022, the Company issued and sold a convertible promissory note (the “December 2022 Promissory Note”) with an aggregate principal amount of $2,000 in a private placement to Yorkville under a second supplemental agreement to the SEPA (the “Second Supplemental Agreement”). In January 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 1,953,612 shares of common stock to Yorkville to offset all outstanding amounts owed to Yorkville under the December 2022 Promissory Note. This resulted in a loss on debt extinguishment of $338 which is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.
On February 1, 2023, the Company issued a convertible promissory note (the “February 2023 Promissory Note”) with an aggregate principal amount of $5,000 in a private placement to Yorkville under the Second Supplemental Agreement. The February 2023 Promissory Note has a maturity date of June 29, 2023, was issued with an original issue discount of 2%, debt issuance costs of $43, and bears an annual interest rate of 5% which shall increase to an annual rate of 15% upon an Event of Default (as defined in the SEPA) for so long as it remains uncured. The February 2023 Promissory Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of $1.4883 or 96.5% of the lowest daily volume weighted average price of the Company’s common stock during the seven consecutive trading days immediately preceding the conversion date (the “Conversion Price”). The number of shares issuable upon conversion of the February 2023 Promissory Note is subject to the Exchange Cap limitation under the SEPA, unless shareholder approval is obtained. Because shareholder approval is not an input that is indexed to the Company’s shares, the conversion feature is not indexed to the Company’s own stock. Therefore, the conversion feature does not qualify for the scope exception to derivative accounting and bifurcation is required at issuance.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
The fair value of the embedded derivative in the February 2023 Promissory Note was estimated using the intrinsic and discounted cash flow model at inception and on subsequent valuation dates. These models incorporate inputs such as the stock price of the Company and its debt yield. The fair value of the embedded derivative upon issuance was $1,323. The fair value of the February 2023 Promissory Note at issuance was $5,887, which was greater than the proceeds received. As such, the Company recorded the excess of fair value of the February 2023 Promissory Note over the proceeds received as interest expense in the amount of $987, which is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.
In February 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 3,879,706 shares of common stock to Yorkville, in order to offset all outstanding amounts owed to Yorkville under the February 2023 Promissory Note. This resulted in a loss on debt extinguishment of $479 which is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.
On March 17, 2023, the Company issued a convertible promissory note (the “March 2023 Promissory Note” and, together with the December 2022 Promissory Note and the February 2023 Promissory Note, the “Yorkville Convertible Promissory Notes”) with an aggregate principal amount of $15,000 in a private placement to Yorkville under a third supplemental agreement to the SEPA (the “Third Supplemental Agreement”). The March 2023 Promissory Note has a maturity date of August 17, 2023, was issued with an original issue discount of 2%, debt issuance costs of $64, and bears an annual interest rate of 5% which shall increase to an annual rate of 15% upon an Event of Default (as defined in the SEPA) for so long as it remains uncured. The March 2023 Promissory Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of $1.9368 or 92.5% of the lowest daily volume weighted average price of the Company’s common stock during the seven consecutive trading days immediately preceding the conversion date (the “Conversion Price”). The number of shares issuable upon conversion of the March 2023 Promissory Note is subject to the Exchange Cap limitation under the SEPA, unless shareholder approval is obtained. Because shareholder approval is not an input that is indexed to the Company’s shares, the conversion feature is not indexed to the Company’s own stock. Therefore, the conversion feature does not qualify for the scope exception to derivative accounting and bifurcation is required at issuance.
The fair value of the March 2023 Promissory Note at issuance was $20,665, which was greater than the proceeds received. As such, the Company recorded the excess of fair value of the March 2023 Promissory Note over the proceeds received as interest expense in the amount of $5,965, which is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.
The fair value of the embedded derivative upon issuance was $7,026. The fair value of the embedded derivative in the March 2023 Promissory Note was estimated using the intrinsic and discounted cash flow model at inception and on subsequent valuation dates. These models incorporate inputs such as the stock price of the Company and its debt yield. The assumptions used to determine the fair value of the embedded derivatives at issuance and at March 31, 2023 are as follows:

	March 17, 2023	March 31, 2023
EOSE Common Stock Price	$2.24	$2.57
Debt Yield	40.00%	40.00%

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
In March 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 5,383,174 shares of common stock to Yorkville, in order to offset a portion of outstanding amounts owed to Yorkville under the March 2023 Promissory Note. This resulted in a loss on debt extinguishment of $817 which is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.
The carrying value of the March 2023 Promissory Note is as follows:

March 31, 2023
Principal	$6,000
Unamortized debt discount	(545)
Unamortized debt issuance costs	(64)
Embedded derivative liability	2,849
Aggregate carrying value	$8,240
In April 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell shares of common stock to Yorkville, in order to offset the remaining outstanding amounts owed to Yorkville under the March 2023 Promissory Note. See Note 19, Subsequent Events for additional information.

2021 Convertible Notes Payable – Related Party
On July 6, 2021, the Company entered into an investment agreement with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc. The investment agreement provides for the issuance and sale to Koch Industries of the 2021 Convertible Notes in the aggregate principal amount of $100,000. The maturity date of the 2021 Convertible Notes is June 30, 2026, subject to earlier conversion, redemption, or repurchase.
The Company estimated the fair value of the embedded conversion feature using a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy (refer to Note 14, Fair Value Measurement). The assumptions used to determine the fair value of the embedded conversion feature are as follows:

	March 31, 2023	December 31, 2022
Term	3.25 years	3.5 years
Dividend yield	—%	—%
Risk-free interest rate	3.7%	4.1%
Volatility	70.0%	80.0%
Effective debt yield	40.0%	25.0%
As of March 31, 2023 and December 31, 2022, the fair value of the embedded conversion feature was $1,684 and $918, respectively. The (loss) gain from the change in fair value of the embedded derivative conversion feature for the three months ended March 31, 2023 and 2022 amounted to $(766) and $7,695, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Interest expense recognized on the 2021 Convertible Notes is as follows:

	Three months Ended March 31,
	2023	2022
Contractual interest expense	$1,637	$1,544
Amortization of debt discount	1,207	543
Amortization of debt issuance costs	117	87
Total	$2,961	$2,174

The balances for the 2021 Convertible Notes are as follows:

	March 31, 2023	December 31, 2022
Principal	$109,167	$109,167
Unamortized debt discount	(23,526)	(24,733)
Unamortized debt issuance costs	(2,286)	(2,402)
Embedded conversion feature	1,684	918
Aggregate carrying value	$85,039	$82,950
As of March 31, 2023 and December 31, 2022, interest payable attributable to the 2021 Convertible Notes was $1,637 and $—, respectively. As of March 31, 2023, the Company was obligated to repay all contractual interest attributable to the 2021 Convertible Notes in-kind in accordance with the terms under the Senior Secured Term Loan (see below). Therefore, such interest was recorded as a long-term liability on the unaudited condensed consolidated balance sheets.
AFG Convertible Notes - Related Party
On January 18, 2023, the Company entered into the Investment Agreement with the Purchasers relating to the issuance and sale to the Purchasers of $13,750 in aggregate principal amount of the Company’s AFG Convertible Notes.
Contractual Interest Rates - The AFG Convertible Notes will bear interest at a rate of 26.5% per annum, which shall be entirely paid-in-kind. All interest payments shall be made through an increase in the principal amount of the outstanding AFG Convertible Notes or through the issuance of additional notes (such interest is referred to herein as “PIK Interest”). Interest on the AFG Convertible Notes is payable semi-annually in arrears on June 30 and December 30, commencing on June 30, 2023. It is expected that the Notes will mature on June 30, 2026, subject to earlier conversion, redemption or repurchase.
Conversion Rights - The AFG Convertible Notes are convertible at the option of the holder (the “Conversion Option”) at any time until the business day prior to the maturity date, including in connection with a redemption by the Company. The AFG Convertible Notes will be convertible into shares of the Company’s common stock, par value $0.0001 per share, based on an initial conversion price of approximately $1.67 per share subject to customary anti-dilution and other adjustments. As of March 31, 2023, 8,233,533 shares of the Company’s common stock were issuable upon conversion of the AFG Convertible Notes including the principal and interest payment in-kind. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Optional Redemption - On or after June 30, 2024, provided that the Company has obtained stockholder approval, the AFG Convertible Notes will be redeemable by the Company in the event that the closing sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice at a redemption price equal to the then current principal amount of the AFG Convertible Notes (inclusive of all PIK Interest), plus the aggregate amount of all interest payments on the AFG Convertible Notes that the holders of the AFG Convertible Notes to be redeemed would have been entitled to receive had the AFG Convertible Notes remained outstanding to the maturity date.
Contingent Redemption - With certain exceptions, upon the occurrence of certain events and fundamental changes described in the AFG Convertible Notes Agreement, the holders of the AFG Convertible Notes may require that the Company repurchase all or part of the principal amount of the AFG Convertible Notes at a purchase price of 100% of the principal amount of the AFG Convertible Notes, plus accrued and unpaid interest.
Embedded Derivative - The Conversion Option includes an exercise contingency, which requires the Company to obtain shareholder approval for conversions subject to the Exchange Cap. If shareholder approval is not obtained, following commercially reasonable efforts, the Company will be required to settle the conversion in excess of the Exchange Cap in cash. Since settlement in cash may be required in absence of shareholder approval, the embedded conversion feature fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded conversion feature is required to be bifurcated from the AFG Convertible Notes and accounted for at fair value at each reporting date, with changes in fair value recognized on the unaudited condensed consolidated statements of operations and comprehensive loss.
The fair value of the embedded derivative upon issuance was $6,451. The embedded derivative is presented on the unaudited condensed consolidated balance sheet as a component of Convertible notes payable - related party. The loss from the change in fair value of the embedded derivative for the three months ended March 31, 2023 amounted to $10,272.
The Company estimated the fair value of the embedded derivative using a binomial lattice model at the inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy (see Note 14, Fair Value Measurement for further discussion). The assumptions used to determine the fair value of the embedded derivative as of March 31, 2023 and as of the date of issuance are as follows:

	March 31, 2023	January 18, 2023
Term	3.25 years	3.5 years
Dividend yield	—%	—%
Risk-free interest rate	3.7%	3.6%
Volatility	70.0%	70.0%
Effective debt yield	40.0%	40.0%
The fair value of the AFG Convertible Notes at issuance was $16,623, which was greater than the proceeds received. The Company recorded the difference of $2,873 as interest expense on the unaudited condensed consolidated statement of operations and comprehensive loss.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Interest expense recognized on the AFG Convertible Notes is as follows:

Three Months Ended March 31, 2023
Contractual interest expense	$779
Amortization of debt discount	148
Amortization of debt issuance costs	42
Total	$969
The balance for the AFG Convertible Notes is as follows:

March 31, 2023
Principal	$13,750
Unamortized debt discount	(3,430)
Unamortized debt issuance costs	(968)
Embedded conversion feature	16,723
Aggregate carrying value	$26,075
Senior Secured Term Loan
On July 29, 2022, the Company entered into a $100,000 Senior Secured Term Loan Credit Agreement with Atlas Credit Partners (ACP) Post Oak Credit I LLC., as administrative agent for the lenders and collateral agent for the secured parties. As of March 31, 2023, the Company had total borrowings of $100,000 under the Senior Secured Term Loan.
The Senior Secured Term Loan is scheduled to mature on the earlier of (i) July 29, 2026, and (ii) 91 days prior to the current maturity date of the 2021 Convertible Notes of June 30, 2026. The Company has the right at any time to prepay any Borrowing in whole or in part in an amount of not less than $500.
The outstanding principal balance of the Senior Secured Term Loan bears interest, at the applicable margin plus, at the Company’s election, either (i) the benchmark secured overnight financing rate (“SOFR”), which is a per annum rate equal to (y) the Adjusted Term SOFR (as defined in the agreement) plus 0.2616%, or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (x) the Prime Rate (as defined in the agreement), (y) the NYFRB Rate (as defined in the agreement) plus 0.5% and (z) the SOFR. The applicable margin under the Credit Agreement is 8.5% per annum with respect to SOFR loans, and 7.5% per annum with respect to ABR loans. Interest on the Senior Secured Term Loan accrues at a variable interest rate, and interest payments are due quarterly. The Company may elect to convert SOFR Loans to ABR (and ABR Loans to SOFR). As of March 31, 2023, the interest rate in effect for the Senior Secured Term Loan for the first quarter of 2023 interest payment was 13.66%.
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
Concurrently, the Company entered into a Guarantee and Collateral Agreement which secures and guarantees the Senior Secured Term Loan with substantially all the assets of the Company and its subsidiaries, other than the Company’s equity interests in Hi-Power and assets of Hi-Power. Additionally, interest is required to be escrowed in an amount equal to the aggregate amount of the four immediately following interest payments owed on the Loans which was $11,450 at March 31, 2023. This escrowed and restricted cash is presented on a separate line item on the unaudited condensed consolidated balance sheets as long-term restricted cash.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
The agreements also contain customary affirmative and negative covenants. They limit the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. Furthermore, the limitation on the Company’s ability to incur indebtedness also (i) limits the amount of Pre-Advance Loans that the Company may have outstanding at any time to $15,000 under the SEPA and (ii) requires the payment of principal and interest in kind on each of the Pre-Advance Loans (if any) and the 2021 Convertible Notes. While the Company was in compliance with this covenant as of March 31, 2023 and currently expects to remain in compliance as of June 30, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on September 30, 2023 and thereafter (see Note 1, Overview for further discussion).
The following table summarizes interest expense recognized:

Three Months Ended March 31,
2023
Contractual interest expense	$3,373
Amortization of debt discount	93
Amortization of debt issuance costs	822
Total	$4,288
The Senior Secured Term Loan balance is as follows:

	March 31, 2023	December 31, 2022
Principal	$100,000	$100,000
Unamortized debt discount	(1,773)	(1,866)
Unamortized debt issuance costs	(15,696)	(16,518)
Aggregate carrying value	$82,531	$81,616
Equipment Financing facility
The Company entered into an agreement on September 30, 2021 with Trinity Capital Inc. (“Trinity”) for a $25,000 equipment financing facility, the proceeds of which will be used to acquire certain manufacturing equipment, subject to Trinity’s approval. Each draw is executed under a separate payment schedule (a “Schedule”) that constitutes a separate financial instrument. The financing fees included in each Schedule are established through monthly payment factors determined by Trinity. Such monthly payment factors are based on the Prime Rate reported in The Wall Street Journal in effect on the first day of the month in which a Schedule is executed.

Date of Draw	Gross Amount of Initial Draw	Coupon Interest Rate	Debt Issuance Costs
September 2021	$7,000	14.3%	$175
September 2022	4,216	16.2%	96
Total Equipment Financing loans	$11,216		$271
On September 30, 2022, the equipment facility’s unused commitment of $13,784 expired.
As of March 31, 2023 and December 31, 2022, total equipment financing debt outstanding was $7,900 and $8,577, respectively of which $2,981 and $2,872 are recorded as a current liability on the unaudited condensed consolidated balance sheets, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized $317 and $219 as interest expense attributable to the equipment financing agreement, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Warrants Liability - Related Party
Private placement warrants issued to the Sponsor of BMRG in its initial public offering on May 22, 2020 became exercisable on May 22, 2021. These warrants are classified as Level 2 financial instruments in the fair value hierarchy (refer to Note 15, Fair Value Measurement). They are valued on the basis of the quoted price of the Company’s public warrants, adjusted for insignificant difference between the public warrants and the private placement warrants. As of March 31, 2023 and December 31, 2022, 325,000 private placement warrants were outstanding with a fair value of $234 and $78, respectively.
The change in fair value for the three months ended March 31, 2023 and 2022 amounted to $156 and $567, respectively. The change has been recognized in (loss) gain on change in fair value of derivatives - related parties in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.
14. Fair Value Measurement
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
The table below summarizes the fair values of certain liabilities that are included within the Company’s accompanying unaudited condensed consolidated balance sheets, and their designations among the three fair value measurement categories:

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Private placement warrants	$—	$234	$—	$—	$78	$—
Embedded derivative liabilities	$—	$—	$21,255	$—	$—	$1,945
The following table presents a roll-forward of the activity of the embedded derivative liabilities within the convertible notes discussed in Note 12, Borrowings. These liabilities were measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$1,945	$12,359
Additions	14,799	—
Extinguishment from Yorkville Promissory Notes Conversions	(8,423)	—
Change in fair value included in earnings	12,934	(7,695)
Balance at end of the period	$21,255	$4,664
The estimated fair value of financial instruments not carried at fair value in the unaudited condensed consolidated balance sheets was as follows:

	Level in Fair Value Hierarchy	March 31, 2023		December 31, 2022
		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	3	$862	$688	$863	$677
AFG Convertible Notes*	3	26,075	27,593	—	—
2021 Convertible Notes*	3	85,039	46,634	82,950	62,421
Senior Secured Term Loan	3	82,531	67,410	81,616	77,576
Equipment financing facility	3	7,900	4,045	8,577	6,282
Yorkville Convertible Notes*	3	8,240	8,375	2,688	2,908
Total		$210,647	$154,745	$176,694	$149,864
*Includes the embedded derivative liabilities.
15. Commitments and Contingencies
Lease Commitments
The Company has lease commitments under lease agreements. As of March 31, 2023, future lease payments amounted to $5,897.
Minimum Volume Commitment
In June 2022, the Company entered into a long-term supply agreement with a minimum volume commitment with a third party, which provides services to process certain raw materials. Any purchase order issued under this supply agreement will be non-cancellable. To the extent the Company fails to order the guaranteed minimum volume defined in the contract at the end of the term, the Company is required to pay the counterparty an amount equal to the shortfall, if any, multiplied by a fee. As of March 31, 2023, the Company had open purchase commitments of $200 under this agreement. The Company believes that the probability of failing to meet the minimum volume commitment is remote and no shortfall penalty has been accrued as of March 31, 2023.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Commitments and Contingencies (cont.)
Pursuant to the terms of the settlement agreement, the Company has agreed to pay a total of $1,017 to the United States Department of Justice and $70 to Relator’s counsel. Upon receipt of such payments, the DOJ and the Relator have agreed to release the Company from civil monetary and administrative claims under the False Claims Act and the Relator has agreed to release the Company from any claims related to the Civil Action. The Company has fully settled this liability.
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
On February 27, 2023, the Court of Chancery approved the Company’s request for relief and entered an order under Section 205 of the Delaware General Corporation Law (1) declaring the Company’s Third Amended and Restated Certificate of Incorporation (the “Charter”), including the filing and effectiveness thereof, as validated and effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on November 16, 2020, and all amendments effected thereby and (2) ordering that the Company’s securities (and the issuance of the securities) described in the Petition and any other securities issued in reliance on the validity of the Charter are validated and declared effective, each as of the original issuance dates.
Class Action Complaint
On March 8, 2023, Plaintiff Richard Delman filed a class action complaint (the “Complaint”) in the Court of Chancery of the State of Delaware. The Complaint names certain of the Company’s former directors as defendants. Neither the Company nor Eos Energy Storage LLC was named as a defendant in the Complaint, but each was identified as a relevant non-party and the Company owes certain indemnification obligations relating to the lawsuit to the Company’s former directors.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Stock-Based Compensation
Our stock-based compensation expense is associated with restricted stock units (“RSU”s) and stock options. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. Stock options generally have a term of five to ten years and vest over periods ranging from three months to five years. RSUs generally vest over periods from three to four years. For awards with performance conditions, stock-based compensation expense is recognized on a straight-line basis based on management’s estimation of achievement of performance conditions. The estimated performance conditions primarily relate to achievement of sales and financing targets. Stock-based compensation expense included in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three months ended March 31,
	2023	2022
Stock options	$740	$911
Restricted stock units	2,623	3,032
Total	$3,363	$3,943
The stock compensation expense has been recorded in cost of goods sold, research and development expenses, and selling, general and administrative expenses.
As of March 31, 2023, total unrecognized compensation expense was $11,320 of which $10,486 was attributable to unvested RSUs and $834 was attributable to unvested stock options. Compensation expense for these unvested awards is expected to be recognized over a weighted-average remaining vesting period of 0.3 years for stock options and 1.4 years for RSUs.
17. Income Taxes
For the three months ended March 31, 2023 and 2022, income tax expense (benefit) was $10 and $(42), respectively, related to taxable earnings from the Company’s foreign operations. The income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes. This is due to non-taxable income, foreign operations, and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.
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
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at March 31, 2023 and December 31, 2022 due to cumulative losses. Therefore, the Company has a valuation allowance against its net deferred tax assets.
As of March 31, 2023 and December 31, 2022, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is not currently under examination by any taxing jurisdiction, and none of the uncertain tax positions are expected to reverse within the next 12 months.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
17. Income Taxes (cont.)
The Company files income tax returns in U.S. federal and various state jurisdictions, as well as Italy and India. The open tax years for federal returns are 2019 and forward, and open tax years for state returns are generally 2018 and forward. In addition, net operating losses generated in closed years and utilized in open years are subject to adjustment by the tax authorities.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. There are two major corporate tax provisions included in the Act. In general, the IRA creates a 15% corporate alternative minimum tax (“CAMT”) on any corporation that has (or has had) average annual “adjusted financial statement income” for a three-year period preceding the tax year that exceeds $1 billion. The CAMT is effective for tax years beginning after December 31, 2022. The IRA also imposes on publicly traded U.S. corporations a 1% excise tax on certain repurchases of their stock. The excise tax is effective for stock repurchases after December 31, 2022. The Company does not expect the aforementioned provisions in the IRA to have any material impact on the Company’s unaudited condensed consolidated financial statements.
In addition to the CAMT discussed above, the IRA has production tax credits that are discussed in Note 10, Government Grants.
18. Shareholders’ Deficit
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
On June 28, 2022, the Company’s shareholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation to increase the authorized shares of common stock with $0.0001 par value from 200,000,000 to 300,000,000. The holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 95,222,670 and 82,653,781 shares of common stock issued and outstanding.
Treasury Stock
For the three months ended March 31, 2023 and 2022, the Company recorded treasury stock of $345 and $826 for shares withheld from employees to cover the payroll tax liability of RSUs vested, respectively. The treasury stock was immediately retired.
Public Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company’s common stock in a public offering and a private placement on May 22, 2020. Each warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. For the three months ended March 31, 2022, 600 public warrants were exercised. There were no public warrants exercised for the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, there were 7,001,654 public warrants outstanding.

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
In addition to the Yorkville Convertible Promissory Notes issued under the SEPA as discussed in Note 12, Borrowings, on March 14, 2023, the Company also issued 683,908 shares pursuant to the SEPA and raised $1,250 of cash from the offering.
For the three months ended March 31, 2023, total funds raised under the SEPA, inclusive of proceeds received from the Yorkville Convertible Promissory Notes, were $20,850. Shares issued pursuant to the Yorkville Convertible Promissory Notes for the three months ended March 31, 2023 were 11,216,492. Additionally, shares issued under the SEPA for the three months ended March 31, 2023 were 683,908.
At-the-Market Offering Program
On August 5, 2022, the Company entered into the Sales Agreement with Cowen and Company LLC (“Cowen”), with respect to an ATM offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $100,000 (the “Placement Shares”) through Cowen as its sales agent and/or principal.
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
There were no shares issued under the ATM offering program for the three months ended March 31, 2023.
Earnings (Loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. As the Company incurred a net loss for the three months ended March 31, 2023 and 2022, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible redeemable notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three months ended March 31, 2023 and 2022. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
Stock options and restricted stock units	6,987,945	4,784,076
Public and private placement warrants	7,326,654	7,326,654
Convertible Notes (if converted)	16,950,606	5,144,074

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Subsequent Events
Yorkville
In April, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 3,258,744 shares of common stock to Yorkville, in order to offset the remaining $6,000 owed to Yorkville under the March 2023 Promissory Note.
On April 10, 2023, the Company issued and sold a convertible promissory note (the “April 2023 Promissory Note”) with an aggregate principal amount of $15,000 in a private placement to Yorkville under the SEPA. The April 2023 Promissory Note has a maturity date of August 31, 2023, was issued with an original issue discount of 2%, and bears an annual interest rate of 5% which shall increase to an annual rate of 15% upon an Event of Default (as defined in the SEPA) for so long as it remains uncured. The April 2023 Promissory Note is convertible into shares of the Company’s common stock at a conversion price equal to the lower of $2.8093 or 90% of the lowest daily volume weighted average price of the Company’s common stock during the seven consecutive trading days immediately preceding the conversion date.
In April, 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 1,349,926 shares of common stock to Yorkville, in order to offset a portion of the outstanding amounts owed to Yorkville under the April 2023 Promissory Note.
Equity and Warrant Issuance
On April 12, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the issuance and sale of an aggregate of 16,000,000 shares of the Company’s common stock at a purchase price of $2.50 per share in a registered direct offering (the “Offering”). The Company has also agreed to issue in a concurrent private placement unregistered warrants to purchase up to an aggregate of 16,000,000 shares of common stock. The warrants have an exercise price of $3.14 per share, are not exercisable until six months from the date of issuance, and will expire 5.5 years from the date of issuance. The gross proceeds to the Company from the Offering were $40,000, before deducting advisory fees and other offering expenses payable by the Company.
The Company engaged Cowen to serve as the Company’s exclusive financial advisor in connection with the Offering. The Company agreed to pay Cowen an advisory fee of $2,000, net of any value-added taxes paid or payable, in connection with its services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, including the financial statements and notes thereto.
Overview
The Company offers an innovative Znyth™ aqueous zinc battery energy storage system designed to provide the operating flexibility to manage increased grid complexity deriving from an overall increase in renewable energy generation and a congested grid coming from an increase in electricity demand growth. The Company’s battery energy storage system is a proven chemistry with accessible non-precious earth components in a durable, safe, scalable and sustainable design that delivers results in a wide variety of temperatures and conditions. Manufactured in the United States, the Company’s battery energy storage system is the core of the Company’s innovative systems that today provide utilities, independent power producers, renewables developers, and C&I customers with a proven, reliable energy storage alternative for 3- to 12-hour discharge durations. The Company’s innovative spirit extends to its manufacturing strategy, which includes proprietary equipment and processes that allow the Company to scale quickly and with a lower capital intensity than other similar technologies. The Company believes its technology will continue to reduce cost and improve the operating efficiency and competitiveness of its battery energy storage systems.
The Company’s growth strategy contemplates increasing sales of battery energy storage systems and related software and services through a direct sales team and sales channel partners. The Company’s current and target customers include utilities, project developers, independent power producers and commercial and industrial companies.
In addition to battery energy storage systems, the Company currently offers: (a) a Battery Management System, a remote asset monitoring capability and service to track the performance and health of the Company’s battery energy storage system and to proactively identify future system performance issues through predictive analytics; (b) project management services to ensure the process of implementing the Company’s battery energy storage systems are coordinated in conjunction with the customer’s overall project plans; (c) commissioning services that ensure the customer’s installation of the battery energy storage system meets the performance expected by the customer; and (d) operations and maintenance plans to maintain optimal operating performance of the Company’s systems.
Strategy
The Company continues to invest in the design and development of its next generation product, the Eos Z3™ battery, which builds off the same electrochemistry that has not fundamentally changed for the better part of a decade. The next generation Eos Z3 battery is being designed to reduce cost and weight while improving manufacturability and system performance. The Eos Z3 battery is expected to be cost-effective and have a simpler tub design with 50% fewer cells and 98% fewer welds per battery module. The Company expects the Eos Z3 battery will give customers the benefit of two times energy density per square foot with the same safety and reliability as the previous generation battery.
The Company expects to launch the Eos Z3 battery in the second half of 2023. The Company expects to scale the Eos Z3 battery production at a cost competitive position, with the opportunity for revenue growth.
The Company believes the simplicity, flexibility, and safety of our products are what the market desires. In addition, we understand that the Inflation Reduction Act may give us a competitive advantage with production tax credits (“PTC”) that can be claimed on battery components manufactured domestically, in addition to a tax credit for customers for projects that satisfy domestic content requirements.
Additionally, the Company plans to participate in a consortium of community leaders, universities, and supply chain partners in anticipation of pursuing grants made available under the Bipartisan Infrastructure Law of 2021.

Regulatory Landscape
Inflation Reduction Act of 2022 (“IRA”)
The IRA features significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. One of the most important features of the IRA is that it offers a 10-year term tax credit, whereas historically similar industrial credits have been shorter in duration. Customers placing new energy storage facilities in service will be allowed to claim at least a thirty percent investment tax credit (“ITC”) under certain conditions. The IRA also offers an extra ten percent credit if the project is in an “energy community” and another ten percent credit if the project satisfies domestic content requirements, which will be set forth when the implementing regulations are finalized. The ten percent bonus for domestic content could represent a strategic advantage for the Company resulting from the Company’s near-sourcing and Made in America strategy, and we currently anticipate that projects utilizing Eos batteries will qualify for the bonus.
As discussed in Note 10, Government Grants to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, starting in 2023, there are Production Tax Credits under Internal Revenue Code 45X (“PTC”), that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. These tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. These credits are expected to be a new source of cash flow for Eos in the future.
Company Highlights
•In January 2023, several investors, including Clear Creek Investments, LLC, Ardsley Advisory Partners LP, and AltEnergy, LLC, made a $13.75 million investment in the Company by purchasing the Company’s 26.5% Convertible Senior PIK Notes due 2026, the proceeds of which supported the Company’s strategic growth initiatives. See Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
•In February 2023, the Company announced an initial 47 MWh renewables plus storage project with one of the largest operators of energy storage in the U.S., along with a separate long-term agreement that contributes 4GWh to the Company’s pipeline.
•In February 2023, the Company issued and sold a convertible promissory note (the “February 2023 Promissory Note”) with an aggregate principal amount of $5.0 million in a private placement to Yorkville under the second supplemental agreement (the “Second Supplemental Agreement”) to the Standby Equity Purchase Agreement (the “SEPA”). See Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
•In February 2023, the Company completed the first Eos Cube™ powered by the next-generation Eos Z3™ battery.
•In February 2023, the Company achieved UL 9540A for the next generation Eos Z3 battery.
•In March 2023, the Company issued and sold a convertible promissory note (the “March 2023 Promissory Note” and, together with the February 2023 Promissory Note and a convertible promissory note issued and sold to Yorkville in December 2022, the “Yorkville Convertible Promissory Notes”) with an aggregate principal amount of $15.0 million in a private placement to Yorkville under the third supplemental agreement (the “Third Supplemental Agreement”) to the SEPA. See Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
•For the three months ended March 31, 2023, the Company recognized grant income related to the IRA PTC in the amount of $0.8 million.
•In April 2023, the Company issued and sold a convertible promissory note (the “April 2023 Promissory Note”) with an aggregate principal amount of $15.0 million in a private placement to Yorkville under the SEPA. See Note 19, Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

•In April 2023, the Company entered into a securities purchase agreement with several investors, pursuant to which the Company agreed to issue and sell an aggregate of 16,000,000 shares of the Company’s common stock at a purchase price of $2.50 per share in a registered direct offering. The Company has also agreed to issue in a concurrent private placement unregistered warrants to purchase up to an aggregate of 16,000,000 shares of common stock. The gross proceeds to the Company from the offering were $40.0 million, before deducting advisory fees and other offering expenses payable by the Company. See Note 19, Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

Results of Operations
Revenue

	For the Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue	$8,835	$3,298	5,537	168%
The Company generates revenues from the delivery of its battery energy storage systems and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
Revenue increased by $5.5 million, or 168% from $3.3 million for the three months ended March 31, 2022 to $8.8 million for the three months ended March 31, 2023. The increase in revenue for the three months ended March 31, 2023 was primarily driven by the Company’s increase in production and delivery of its energy storage systems and higher unit pricing, and to a lesser extent, other equipment, from backlog compared to the same period of 2022.
Cost of goods sold

	For the Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Cost of goods sold	$26,940	$35,577	(8,637)	(24)%
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
Cost of goods sold decreased by $8.6 million, or 24% from $35.6 million for the three months ended March 31, 2022 to $26.9 million for the three months ended March 31, 2023. Cost of goods sold decreased for the three months ended March 31, 2023 mainly due to: (a) reduced labor and material costs, driven primarily by lower felt and resin cost, and (b) reduced freight costs.
Research and development expenses

	For the Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
R&D expenses	$5,445	$4,963	482	10%
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
Research and development costs increased by $0.5 million or 10% from $5.0 million for the three months ended March 31, 2022 to $5.4 million for the three months ended March 31, 2023. The increase in research and development costs was primarily driven by increases of $0.6 million for materials and supplies used and $0.1 million for outside professional services, all partially offset by $0.2 million decrease in payroll and personnel costs.

Selling, general and administrative expenses

	For the Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
SG&A expenses	$13,955	$14,279	(324)	(2)%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing, and public company costs.
Selling, general and administrative expenses decreased by $0.3 million or 2% from $14.3 million for the three months ended March 31, 2022 to $14.0 million for the three months ended March 31, 2023. The decrease was primarily driven by decreases in outside consulting expenses of $0.9 million and legal and professional costs of $0.4 million, offset by increase in payroll and personnel costs of $0.8 million.
Loss from write-down of property, plant and equipment

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Loss from write-down of property, plant and equipment	$760	$8
The Company incurred a loss of $0.8 million from write-down of property, plant and equipment for the three months ended March 31, 2023, which was primarily due to loss on disposal of equipment.
Grant expense, net

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Grant expense, net	$—	$173
Grant expense, net includes grant-related expenses net of grant income for a grant with the California Energy Commission (“CEC”). Grant expense recorded for the three months ended March 31, 2022 relates to the timing of grant activity and recovery of expenses from the CEC grant.
Interest expense, net

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense, net	$(4,829)	$(338)
Interest expense includes accrued interest and the amortization of debt issuance cost and the debt discount. Interest expense, net increased by $4.5 million for the three months ended March 31, 2023. These increases are a result of interest recognized on the Senior Secured Term Loan and the equipment financing facility.
Interest expense - related party

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense, related party	$(13,755)	$(2,174)
Interest expense, related party includes accrued interest and the amortization of debt issuance cost and debt discount. Interest expense - related party increased by $11.6 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

For the three months ended March 31, 2023, in addition to the interest expense from the 2021 Convertible Notes, Yorkville Promissory Notes, and the AFG Convertible Notes, the Company recognized losses from issuance of debt whose fair value exceeded proceeds at issuance (see Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion). These losses are included in interest expense, related party on the unaudited condensed consolidated statements of operations and comprehensive loss.
For the three months ended March 31, 2022, there was only interest expense related to the 2021 Convertible Notes.
(Loss) gain on change in fair value of derivatives - related party

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Change in fair value, embedded derivative - related party	$(12,934)	$7,695
Change in fair value, warrants liability - related party	(156)	567
(Loss) gain on change in fair value of derivatives - related party	$(13,090)	$8,262
The 2021 Convertible Notes, Yorkville Convertible Promissory Notes, and the AFG Convertible Notes contain embedded derivatives and remeasured at its fair value at each balance sheet date. The increase in the embedded derivatives’ fair value, as well as the warrants liability’s fair value, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, is largely a result of the change in the value of the underlying asset, the Company’s common stock.
Loss on debt extinguishment

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Loss on debt extinguishment	$(1,634)	$—
The Company recognized a loss on debt extinguishment of $1.6 million for the three months ended March 31, 2023 from the issuance of common stock from the Yorkville Convertible Promissory Notes. See Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
Other income (expense)

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Other income (expense)	$(17)	$119
Other income (expense) remained flat for the three months ended March 31, 2022, compared to the three months ended March 31, 2023.
Income tax expense (benefit)

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Income tax expense (benefit)	$10	$(42)
Income tax expense (benefit) remained relatively flat for the three months ended March 31, 2022, compared to the three months ended March 31, 2023.

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
As of the date the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the three months ended March 31, 2023, the Company incurred a net loss of $71.6 million, incurred negative cash flows from operations of $30.5 million, and had an accumulated deficit of $717.9 million as of March 31, 2023.
•As of March 31, 2023, the Company had $16.1 million of unrestricted cash and cash equivalents available to fund the Company’s operations, no additional borrowings available to fund its operations under pre-existing financing arrangements (see Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report) and negative working capital of $15.7 million, inclusive of $11.2 million of outstanding debt that is currently scheduled to mature within the next twelve months beyond the issuance date.
•While the Company has available capacity under certain pre-existing arrangements to issue shares of the Company’s common stock, including under the SEPA, subject to the exchange cap, and the at-the-market offering program, (see Note 18, Shareholders’ Deficit to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report) to aid in funding the Company’s operations, the Company’s ability to secure such funding is dependent upon certain conditions, such as investors’ willingness to purchase the Company’s common stock and at a price that is acceptable to the Company. Accordingly, as of the issuance date there is no assurance the Company will be able to secure funding under these pre-existing arrangements or on terms that are acceptable to the Company.
•Similarly, while the Company has historically been successful in raising additional outside capital to fund the Company’s operations, as of the issuance date no assurance can be provided the Company will be successful in obtaining additional outside capital or on terms that are acceptable to the Company. In this regard, the Company has substantially completed the due diligence phase of negotiating additional outside capital under the U.S. Department of Energy’s (“DOE”) Loan Guarantee Solicitation for Applications for Renewable Energy Projects and Efficient Energy Projects (the “DOE Loan Program”). There can be no assurance that the Company will be able to secure such a loan or on terms that are acceptable to the Company.

•The Company is required to remain in compliance with a quarterly minimum financial liquidity covenant under its Senior Secured Term Loan. While the Company was in compliance with this covenant as of March 31, 2023, and expects to remain in compliance as of June 30, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on September 30, 2023 and thereafter. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other nonfinancial covenants required by the Senior Secured Term Loan, and the Company is further unable to cure such noncompliance or secure a waiver, Atlas may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company, and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
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
These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During the three months ended March 31, 2023, the Company closed on the following capital transactions:
•For the three months ended March 31, 2023, total funds raised under the SEPA, inclusive of net proceeds received from the Yorkville Convertible Promissory Notes, were $20.9 million. See Note 18, Shareholders' Deficit to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
•On January 18, 2023, the Company raised $13.8 million from the issuance of the AFG Convertible Notes, which mature in June 2026. See Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
Additionally, during April 2023, the Company closed on the following capital transactions:
•The Company issued the April 2023 Promissory Note with an aggregate principal amount of $15.0 million in a private placement to Yorkville under the SEPA. See Note 19, Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
•The Company entered into a securities purchase agreement for the issuance and sale of an aggregate of 16,000,000 shares of the Company’s common stock at a purchase price of $2.50 per share in a registered direct offering (the “Offering”). The gross proceeds to the Company from the Offering were $40.0 million, before deducting advisory fees and other offering expenses payable by the Company.
Capital Expenditures
The Company expects capital expenditures and working capital requirements to increase as it seeks to execute its growth strategy. Total capital expenditures for the three months ended March 31, 2023 were $2.9 million, which will be used primarily for additional equipment, automation, and other infrastructure to expand the Company’s capacity to meet customer demand. The decrease in capital expenditures was due to a shift in production to the Eos Z3™ battery. The Company’s capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to: equipment requirements to support the next generation(s) of products, growth in customer backlog, the Company’s operating results and its ability to secure funding, and any adjustments to the Company’s operating plan necessary to respond to industry conditions, competition or unexpected events.

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
The following table summarizes the Company’s cash flows from operating, investing, and financing activities for the periods presented.

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change
Net cash used in operating activities	$(30,478)	$(42,732)	$12,254
Net cash used in investing activities	$(2,897)	$(5,132)	$2,235
Net cash provided by (used in) financing activities	$32,455	$(1,212)	$33,667
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.
Net cash used in operating activities was $30.5 million for the three months ended March 31, 2023 was primarily driven by a net loss of $71.6 million, adjusted for non-cash items of $34.0 million, primarily related to stock compensation expense, depreciation and amortization, non-cash interest expense, changes in fair value of derivatives, and loss on debt extinguishment. The net cash inflows from changes in operating assets and liabilities was $7.1 million, primarily driven by a decrease in inventory of $9.2 million, increase in accounts payable and accrued expenses of $4.8 million and increase in interest payable - related party of $2.4 million, offset by decrease in contract liabilities of $3.5 million, increase in accounts receivable of $2.0 million and increase in contract assets of $1.9 million.
Net cash used in operating activities was $42.7 million for the three months ended March 31, 2022, was primarily driven by a net loss of $45.8 million, adjusted for non-cash items of $2.5 million, primarily related to stock compensation expense, depreciation and amortization, and changes in fair value of derivatives. The net cash inflows from changes in operating assets and liabilities was $5.6 million, primarily driven by an increase in accounts payable and accrued expenses of $2.8 million, an increase in interest payable - related party of $1.5 million, a decrease in inventory of $2.7 million, and increase in contract liabilities of $2.1 million, partially offset by an increase in accounts receivable of $0.8 million and an increase in vendor deposits of $2.3 million.
Cash flows from investing activities:
Net cash flows used in investing activities for the three months ended March 31, 2023 were composed of payments made for purchases of property, plant and equipment of $2.9 million.
Net cash flows used in investing activities for the three months ended March 31, 2022 were primarily composed of payments made for purchases of property, plant and equipment of $5.1 million.
Cash flows from financing activities:
Net cash provided by financing activities was $32.5 million for the three months ended March 31, 2023, was primarily due to the net proceeds received from the Yorkville Convertible Promissory Notes and AFG Convertible Notes of $33.4 million and the issuance of common stock under the SEPA of $1.3 million. The proceeds were partially offset by debt issuance costs related to the Yorkville Convertible Promissory Notes and AFG Convertible Notes of $1.1 million, payments on the equipment financing facility of $0.7 million and $0.3 million for share repurchases from employees for tax withholding purposes.
Net cash used in financing activities was $1.2 million for the three months ended March 31, 2022, primarily due to payment of equipment financing facility of $0.4 million and payment for share repurchases from employees for tax withholding purposes of $0.8 million.

Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of March 31, 2023, this is comprised of the following:

•Open purchase obligations of $0.2 million, related to a supply purchase agreement with a minimum volume commitment. See Note 15, Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
•Future lease payments, including interest, under non-cancellable operating and financing leases of $5.9 million. The leases expire at various dates prior to 2028. See Note 15, Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
•Principal and Interest payments related to the following debt obligations (see Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report):

Future Debt Payments
Yorkville Convertible Promissory Note - due August 2023 (1)	$6,000
2021 Convertible Notes Payable - due June 2026 (2)	134,261
AFG Convertible Notes - due June 2026 (2)	32,575
Senior Secured Term Loan - due March 2026	140,980
Equipment financing facility - due April 2025	9,565
Total	$323,381

(1) Amounts owed under the Yorkville Convertible Promissory Note were offset by the issuance of common shares in April 2023 - See Note 19, Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
(2) As of March 31, 2023, the Company is obligated to repay future contractual interest payments for the 2021 Convertible Notes and AFG Convertible Notes in-kind.
Critical Accounting Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). In preparing the Company’s unaudited condensed consolidated financial statements, management makes assumptions, judgments, and estimates on historical experience and various other factors that management believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Management regularly reevaluates assumptions, judgments, and estimates.
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and in Note 2, Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The Company’s most significant accounting policies, which reflect significant management estimates and judgment in determining amounts reported in its financial statements for the quarter ended March 31, 2023 were warranty liability, the Convertible Notes and the related embedded derivatives as discussed in Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. There have been no material changes to the Company’s critical accounting estimates as compared to the Company’s critical accounting policies and estimates included in its Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk exposures for the three months ended March 31, 2023, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, and consistent with the evaluations previously reported in prior periods, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 because of material weaknesses resulting from lack of a formalized internal control framework in accordance with COSO, inadequate segregation of duties in the financial reporting process, lack of review and approval of journal entries, and a lack of management review controls.
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
In light of these material weaknesses, management performed additional analyses, reconciliations, and other post-closing procedures to determine that the Company’s unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Based on this review, management concluded that the unaudited condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II - Other information
Item 1. Legal Proceedings
From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations. While the outcomes of these types of claims are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
For additional information, see Note 15, Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no additional material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022, except as discussed below. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Risks Related to our Business
We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), and the loss of such assets would have a severe negative affect on our operations and liquidity.
Recent turmoil in the banking sector has led to the failure of several financial institutions. Although these failures have not impacted us to date, we currently have our cash and cash equivalents held in deposit at a single financial institution. The amounts held in the deposit accounts are in excess of the insurance coverage offered by the FDIC. In the future, we may maintain our cash assets at additional financial institutions in the United States in amounts that may be in excess of the FDIC insurance limit of $250,000. In the event of a failure of any of these financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.1	May 19, 2022

4.1	Form of Note (including Indenture incorporated by reference therein)	Form 8-K	File No. 001-39291	4.1	January 19, 2023

4.2	Convertible Promissory Note dated as of February 1, 2023 made by Eos Energy Enterprises, Inc. in favor of YA II PN, LTD	Form 8-K	File No. 001-39291	4.1	February 2, 2023

4.3	Convertible Promissory Note dated as of March 17, 2023 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	4.1	March 17, 2023

4.4	Convertible Promissory Note dated as of April 10, 2023 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	4.1	April 11, 2023

4.5	Form of Common Stock Purchase Warrant	Form 8-K	File No. 001-39291	4.1	April 14, 2023

10.1	Investment Agreement, dated January 18, 2023, by and among Eos Energy Enterprises, LLC and the purchasers listed therein	Form 8-K	File No. 001-39291	10.1	January 19, 2023

10.2	Limited Consent Agreement, dated as of January 17, 2023, among Eos Energy Enterprises, LLC, the lenders party thereto, and ACP Post Oak Credit I LLC, as administrative agent	Form 8-K	File No. 001-39291	10.2	January 19, 2023

10.3	Separation Agreement dated January 20, 2023	Form 8-K	File No. 001-39291	10.1	January 23, 2023

10.4	Employment Agreement dated January 20, 2023	Form 8-K	File No. 001-39291	10.2	January 23, 2023

10.5	Amendment No. 4 dated as of March 17, 2023 to the Standby Equity Purchase Agreement dated as of April 28, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	10.1	March 17, 2023

10.6	Third Supplemental Agreement dated as of March 17, 2023 to the Standby Equity Purchase Agreement dated as of April 28, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	10.2	March 17, 2023

10.7	Amendment No. 5 dated as of April 10, 2023 to the Standby Equity Purchase Agreement dated as of April 28, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	10.2	April 11, 2023

10.8	Fourth Supplemental Agreement, dated as of April 10, 2023, to the Standby Equity Purchase Agreement dated as of April 28, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	10.2	April 11, 2023

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
10.9	Form of Securities Purchase Agreement, dated as of April 12, 2023	Form 8-K	File No. 001-39291	10.1	April 14, 2023

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

EOS ENERGY ENTERPRISES, INC.

Date: May 9, 2023	By:	/s/ Joseph Mastrangelo
	Name:	Joseph Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Nathan Kroeker
	Name:	Nathan Kroeker
	Title:	Chief Financial Officer (Principal Financial Officer)