Form 10-Q
period 2023-06-30
Eos Energy Enterprises, Inc.
filed 2023-08-14
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 133,994,506 shares of common stock as of August 9, 2023.

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
•our customer’s ability to secure project financing;
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
•the failure to convert firm order backlog and pipeline to revenue;
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

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$23,243	$17,076
Restricted cash	3,363	2,725
Accounts receivable, net	1,521	1,666
Inventory, net	16,630	23,260
Vendor deposits	13,289	4,789
Notes receivable, net	55	36
Contract assets, current	2,036	1,859
Prepaid expenses	1,350	2,289
Other current assets	2,484	1,447
Total current assets	63,971	55,147
Property, plant and equipment, net	19,683	27,169
Intangible assets, net	329	240
Goodwill	4,331	4,331
Notes receivable, long-term, net	808	827
Operating lease right-of-use asset, net	4,198	4,316
Long-term restricted cash	11,550	11,422
Other assets	4,080	3,336
Total assets	$108,950	$106,788

LIABILITIES
Current liabilities:
Accounts payable	$15,401	$34,669
Accrued expenses	20,887	15,359
Operating lease liability, current	1,246	1,106
Long-term debt, current	3,093	2,872
Convertible notes payable, current - related party	—	2,688
Contract liabilities, current	2,379	3,850
Other current liabilities	35	32
Total current liabilities	43,041	60,576
Long-term liabilities:
Operating lease liability	3,813	4,130
Long-term debt	87,606	87,321
Convertible notes payable - related party	141,915	82,950
Contract liabilities, long-term	956	956
Warrants liability - related party	57,360	78
Other liabilities	3,800	3,488
Total long-term liabilities	295,450	178,923
Total liabilities	338,491	239,499

COMMITMENTS AND CONTINGENCIES (NOTE 15)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 300,000,000 and 300,000,000 shares authorized, 127,309,960 and 82,653,781 shares outstanding on June 30, 2023 and December 31, 2022, respectively	14	9
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding on June 30, 2023 and December 31, 2022	—	—
Additional paid in capital	620,006	513,614
Accumulated deficit	(849,570)	(646,340)
Accumulated other comprehensive income	9	6
Total shareholders' deficit	(229,541)	(132,711)
Total liabilities and shareholders' deficit	$108,950	$106,788
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Total revenue	$249	$5,895	$9,084	$9,193
Costs and expenses
Cost of goods sold	11,246	36,866	38,186	72,443
Research and development expenses	5,026	5,464	10,471	10,427
Selling, general and administrative expenses	13,138	19,115	27,093	33,394
Loss from write-down of property, plant and equipment	5,436	1,997	6,196	2,005
Grant (income) expense, net	—	(169)	—	4
Total costs and expenses	34,846	63,273	81,946	118,273
Operating loss	(34,597)	(57,378)	(72,862)	(109,080)
Other (expense) income
Interest expense, net	(4,886)	(284)	(9,715)	(622)
Interest expense - related party	(14,758)	(2,664)	(28,513)	(4,838)
(Loss) gain on change in fair value of derivatives - related party	(74,633)	4,248	(87,723)	12,510
Loss on debt extinguishment	(1,876)	—	(3,510)	—
Other expense	(878)	(632)	(895)	(513)
Loss before income taxes	$(131,628)	$(56,710)	$(203,218)	$(102,543)
Income tax expense (benefit)	2	(23)	12	(65)
Net loss	$(131,630)	$(56,687)	$(203,230)	$(102,478)
Other comprehensive income
Foreign currency translation adjustment, net of tax	2	5	3	5
Comprehensive loss	$(131,628)	$(56,682)	$(203,227)	$(102,473)

Basic and diluted loss per share attributable to common shareholders
Basic	$(1.12)	$(1.01)	$(1.99)	$(1.86)
Diluted	$(1.12)	$(1.01)	$(1.99)	$(1.86)
Weighted average shares of common stock
Basic	117,320,802	56,021,185	102,106,041	54,991,475
Diluted	117,320,802	56,021,185	102,106,041	54,991,475
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances on March 31, 2022	53,980,608	$5	$452,093	$—	$(462,318)	(10,220)
Stock-based compensation	—	—	3,434	—	—	3,434
Release of restricted stock units	121,956	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(15,881)	—	(26)	—	—	(26)
Issuance of common stock	3,967,939	1	4,603	—	—	4,604
Commitment fee for SEPA settled by common stock	465,117	—	1,061	—	—	1,061
Foreign currency translation adjustment	—	—	—	5	—	5
Net loss	—	—	—	—	(56,687)	(56,687)
Balances on June 30, 2022	58,519,739	$6	$461,165	$5	$(519,005)	$(57,829)

Balances on March 31, 2023	95,222,670	$10	$542,326	$7	$(717,940)	$(175,597)
Stock-based compensation	—	—	2,304	—	—	2,304
Exercise of stock options	200,000	—	268	—	—	268
Release of restricted stock units	598,127	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(43,354)	—	(106)	—	—	(106)
Issuance of common stock	31,332,517	4	75,214	—	—	75,218
Foreign currency translation adjustment	—	—	—	2	—	2
Net loss	—	—	—	—	(131,630)	(131,630)
Balances on June 30, 2023	127,309,960	$14	$620,006	$9	$(849,570)	$(229,541)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances on December 31, 2021	53,786,632	$5	$448,969	$—	$(416,527)	$32,447
Stock-based compensation	—	—	7,377	—	—	7,377
Exercise of warrants	600	—	7	—	—	7
Release of restricted stock units	427,607	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(128,156)	—	(852)	—	—	(852)
Issuance of common stock	3,967,939	1	4,603	—	—	4,604
Commitment fee for SEPA settled by common stock	465,117	—	1,061	—	—	1,061
Foreign currency translation adjustment	—	—	—	5	—	5
Net loss	—	—	—	—	(102,478)	(102,478)
Balances on June 30, 2022	58,519,739	$6	$461,165	$5	$(519,005)	$(57,829)

Balances on December 31, 2022	82,653,781	$9	$513,614	$6	$(646,340)	$(132,711)
Stock-based compensation	—	—	5,667	—	—	5,667
Exercise of stock options	200,000	—	268	—	—	268
Release of restricted stock units	1,513,333	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(290,071)	—	(451)	—	—	(451)
Issuance of common stock	43,232,917	5	100,908	—	—	100,913
Foreign currency translation adjustment	—	—	—	3	—	3
Net loss	—	—	—	—	(203,230)	(203,230)
Balances on June 30, 2023	127,309,960	$14	$620,006	$9	$(849,570)	$(229,541)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(203,230)	$(102,478)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	5,667	7,377
Depreciation and amortization	5,151	2,266
Loss on debt extinguishment	3,510	—
Loss from write-down of property, plant and equipment	6,196	2,005
Amortization of right-of-use assets	481	409
Non-cash interest expense	2,469	—
Non-cash interest expense - related party	23,580	1,752
Loss (gain) on change in fair value of derivatives - related party	87,723	(12,510)
Commitment fee for SEPA agreement settled by common stock - related party	—	1,061
Other	5,555	2,690
Changes in operating assets and liabilities:
Prepaid expenses	939	827
Inventory	6,630	35
Accounts receivable	155	(686)
Vendor deposits	(5,423)	(5,268)
Contract assets	(106)	—
Accounts payable	(16,196)	14,734
Accrued expenses	5,184	7,020
Accounts payable and accrued expenses - related party	—	(1,200)
Operating lease liabilities	(540)	(303)
Contract liabilities	(1,471)	906
Note payable	—	(4,679)
Other	(1,856)	(950)
Net cash used in operating activities	(75,582)	(86,992)

Cash flows from investing activities
Investment in notes receivable	—	(261)
Purchases of property, plant and equipment	(10,100)	(11,497)
Net cash used in investing activities	(10,100)	(11,758)

Cash flows from financing activities
Principal payments on finance lease obligations	(15)	(6)
Proceeds from exercise of options	355	—
Proceeds from exercise of public warrants	—	7
Proceeds from issuance of convertible notes - related party	48,050	7,225
Payment of debt issuance costs - related party	(1,116)	—
Repayment of equipment financing facility	(1,381)	(790)
Proceeds from issuance of common stock and warrants - related party	49,250	5,000
Payment of equity issuance costs - related party	(2,080)	—

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2023	2022
Repurchase of shares from employees for income tax withholding purposes	(451)	(852)
Net cash provided by financing activities	92,612	10,584
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	2

Net increase (decrease) in cash, cash equivalents and restricted cash	6,933	(88,164)
Cash, cash equivalents and restricted cash, beginning of the period	31,223	105,692
Cash, cash equivalents and restricted cash, end of the period	$38,156	$17,528

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$—	$2,402
Issuance of convertible notes for interest paid in kind	4,915	3,087
Fixed assets acquired with finance lease	—	70
Right-of-use operating lease assets in exchange for lease liabilities	363	2,112
Issuance of common stock upon settlement of Yorkville convertible notes	51,023	—
Accrued and unpaid capitalized internal-use software	130	—

Supplemental disclosures
Cash paid for interest	$7,434	$434
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
As of the date the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the six months ended June 30, 2023, the Company incurred a net loss of $203,230, incurred negative cash flows from operations of $75,582, and had an accumulated deficit of $849,570 as of June 30, 2023.
•As of June 30, 2023, the Company had $23,243 of unrestricted cash and cash equivalents available to fund the Company’s operations, no additional borrowings available to fund its operations under pre-existing financing arrangements (see Note 12, Borrowings) and working capital of $20,930, inclusive of $3,093 of outstanding debt that is currently scheduled to mature within the next twelve months beyond the issuance date.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Overview (cont.)
•Similarly, while the Company has historically been successful in raising additional outside capital to fund the Company’s operations, as of the issuance date no assurance can be provided the Company will be successful in obtaining additional outside capital or on terms that are acceptable to the Company. In this regard, the Company continues to progress through the Department of Energy (“DOE”) Loan Programs Office’s (“LPO”) process for its Title XVII loan and is awaiting a conditional approval decision. There can be no assurance that the Company will be able to secure such a loan or on terms that are acceptable to the Company.
•The Company is required to remain in compliance with a quarterly minimum financial liquidity covenant under its Senior Secured Term Loan Credit Agreement (“Senior Secured Term Loan”). While the Company was in compliance with this covenant as of June 30, 2023, and expects to remain in compliance as of September 30, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on December 31, 2023 and thereafter. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other nonfinancial covenants required by the Senior Secured Term Loan, and the Company is further unable to cure such noncompliance or secure a waiver, Atlas Credit Partners (ACP) Post Oak Credit I LLC may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company, and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
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
Government Grants
The Company records grants received or receivable from government agencies as an offset to the related costs for which the grants are intended to compensate the Company. The costs of satisfying the Company’s obligations under the respective grant agreements are recognized as expense when incurred. The Company recognizes grant money once it is reasonably assured that the Company will comply with the conditions of the grant.
Recent Accounting Pronouncements
There were no new accounting standards or updates during the six months ended June 30, 2023 that would have a material impact on the Company’s unaudited condensed consolidated financial statements.
3. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning, and extended warranty services. Product revenues, which are generally recognized at a point in time, and service revenues, which are generally recognized over time, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue	$249	$5,771	$8,924	$9,065
Service revenue	—	124	$160	$128
Total revenues	$249	$5,895	$9,084	$9,193
For the three months ended June 30, 2023, the Company had one customer that accounted for 100.0% of the total revenue and for the six months ended June 30, 2023, we had one customer that accounted for 97.8% of the total revenue, respectively.
For the three months ended June 30, 2022, the Company had one customer that accounted for 89.6% of the total revenue and for the six months ended June 30, 2022, we had two customers that accounted for 73.1% and 12.7%, respectively.
Lessor revenue
The Company leases battery energy storage systems to one customer through a sales-type lease with a 20-year term. For the three and six months ended June 30, 2022, the Company recognized revenue of $128 and $1,166 from the sales-type lease, respectively. No revenue was recognized from the sales-type lease for the three and six months ended June 30, 2023.

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

	June 30, 2023	December 31, 2022
Contract assets	$2,106	$2,000
Contract liabilities	$3,335	$4,806
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
Contract assets increased by $106 during the six months ended June 30, 2023 due to recognition of revenues for which invoicing has not yet occurred. Contract liabilities decreased by $1,471 during the six months ended June 30, 2023, reflecting $3,450 of revenue recognized from customers, partially offset by $1,979 in customer advance payments during the six months ended June 30, 2023 that was included in the contract liability balance at the beginning of the period.
Contract liabilities of $2,379 as of June 30, 2023 are expected to be recognized within the next twelve months and long-term contract liabilities of $956 are expected to be recognized as revenue over approximately the next one to two years. Contract assets of $2,036 as of June 30, 2023 are expected to be recognized within the next twelve months. Long-term contract assets of $70 are expected to be recognized as accounts receivable over approximately the next two years.
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
The following table reconciles reported amounts from the unaudited condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$23,243	$16,273
Restricted cash (1)	3,363	1,255
Long-term restricted cash	11,550	—
Total cash, cash equivalents, and restricted cash	$38,156	$17,528
(1) Restricted cash, current.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

5. Inventory
The following table provides information about inventory balances:

	June 30, 2023	December 31, 2022
Raw materials	$16,186	$22,899
Work-in-process	444	361
Finished goods	—	—
Total inventory, net	$16,630	$23,260
6. Property, Plant and Equipment, Net
The following table provides information about property, plant and equipment, net balances:

	Estimated Useful lives	June 30, 2023	December 31, 2022
Equipment	5 to 10 years	$20,887	$23,653
Finance lease	5 years	379	379
Furniture	5 to 10 years	1,895	1,868
Leasehold improvements	Lesser of useful life/ remaining lease	7,098	6,303
Tooling	2 to 3 years	3,408	6,926
Total		33,667	39,129
Less: Accumulated depreciation		(13,984)	(11,960)
Total property, plant and equipment, net		$19,683	$27,169
Depreciation expense related to property, plant and equipment was $2,444 and $1,261 for the three months ended June 30, 2023 and 2022, respectively and $5,111 and $2,246 for the six months ended June 30, 2023 and 2022, respectively.
7. Intangible Assets
Intangible assets include patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. The Company recorded amortization expense of $10 for each period for the three months ended June 30, 2023 and 2022 and $20 for each period for the six months ended June 30, 2023 and 2022, related to patents.
During the six months ended June 30, 2023, the Company capitalized $130 of costs for internal-use software. The software has a useful life and is amortized into the results of operations over 3 years. The Company recorded amortization expense of $10 and $20 for the three and six months ended June 30, 2023 related to software, respectively.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8. Notes Receivable, Net and Variable Interest Entities (“VIEs”) Consideration (cont.)

The Company had notes receivable, net of $863 and $863 outstanding as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company recorded an allowance for expected credit loss from the notes receivable of $2 and $2, respectively.
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
9. Accrued Expenses
Accrued expenses were as follows:

	June 30, 2023	December 31, 2022
Accrued payroll	$4,232	$2,706
Warranty reserve (1)	4,421	3,836
Accrued legal and professional expenses	2,574	840
Provision for contract losses	2,166	2,561
Insurance premium payable, current	2,861	2,607
Other	4,633	2,809
Total accrued expenses	$20,887	$15,359
(1) Refer to the table below for the warranty reserve activity for the three and six months ended June 30, 2023.

The following table summarizes warranty reserve activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warranty reserve - beginning of period	$3,972	$3,240	$3,836	2,112
Additions for current period deliveries	41	828	398	1,501
Changes in the warranty reserve estimate	708	366	708	1,321
Warranty costs incurred	(300)	(798)	(521)	(1,298)
Warranty reserve - end of period	$4,421	$3,636	$4,421	$3,636
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
For the three and six months ended June 30, 2023, grant expense, net was $0 for both periods. For the three and six months ended June 30, 2022, grant (income) expense, net was $(169) and $4, respectively.
As of June 30, 2023 and December 31, 2022, the Company had grant receivables related to the CEC in the amounts of $245 and $263, which were included in other current assets on the unaudited condensed consolidated balance sheets, respectively. There was no deferred grant income as of June 30, 2023 and December 31, 2022. Related expenses incurred by the Company are offset against grant income earned or received from the CEC.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Government Grants (cont.)

Inflation Reduction Act of 2022 (“IRA”)
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. Starting in 2023, there are Production Tax Credits under Internal Revenue Code 45X (“PTC”), that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. These tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. In June 2023, the IRS issued temporary and proposed regulations related to applicable tax credit transferability and direct pay provisions of the Inflation Reduction Act. The Company has reviewed these regulations and believe they do not have a material impact on the financial statements.
Since the PTC is a refundable credit (i.e., a credit with a direct-pay option available), the PTC is outside the scope of ASC 740. Therefore, the Company accounts for the PTC under a government grant model. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant.
The PTC is recorded as the applicable items are produced and sold. For the three and six months ended June 30, 2023, the Company recognized PTC of $45 and $844 as a reduction of cost of goods sold on the unaudited condensed consolidated statement of operations and comprehensive loss, respectively. As of June 30, 2023, grant receivable related to the PTC in the amount of $844 is recorded in other assets on the unaudited condensed consolidated balance sheets.
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
Warrants Liability
The Company has issued private placement warrants to various counterparties since the initial public offering (“IPO”), some of which are exercisable and outstanding as of June 30, 2023 and December 31, 2022. Refer to Note 13, Warrants Liability - Related Party, for additional information.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Related Party Transactions (cont.)
In April 2023 and May 2023, respectively, the Company issued common stock and private placement warrants (the “April 2023 Transaction” and “May 2023 Transaction”, respectively). Refer to Note 18, Shareholders’ Equity and Note 13, Warrants Liability - Related Party for additional information.
Standby Equity Purchase Agreement
On April 28, 2022, the Company entered into the SEPA. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to Yorkville shares of its common stock at the Company’s request. See Note 12, Borrowings for pre-advance loans in form of convertible promissory notes and Note 18, Shareholders' Deficit for additional information.
12. Borrowings

The Company’s debt obligations at carrying value consist of the following related and third-party borrowings:

	June 30, 2023		December 31, 2022
	Borrowing Outstanding	Carrying Value*	Borrowing Outstanding	Carrying Value*
2021 Convertible Notes Payable - due June 2026	$112,442	$91,862	$109,167	$82,950
Senior Secured Term Loan - due March 2026	100,000	83,503	100,000	81,616
AFG Convertible Note - due June 2026	15,390	50,053	—	—
Equipment financing facility - due April 2025	7,196	7,196	8,577	8,577
Yorkville Convertible Promissory Note - due June 2023	—	—	2,000	2,688
Total borrowings	235,028	232,614	219,744	175,831
Current portion	3,093	3,093	5,560	5,560
Total borrowings, non-current	$231,935	$229,521	$214,184	$170,271
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
On March 17, 2023, the Company issued a convertible promissory note (the “March 2023 Promissory Note”) with an aggregate principal amount of $15,000 in a private placement to Yorkville under a third supplemental agreement to the SEPA. The fair value of the March 2023 Promissory Note at issuance was $20,665, which was greater than the proceeds received. As such, the Company recorded the excess of fair value of the March 2023 Promissory Note over the proceeds received as interest expense in the amount of $5,965, which is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.
In March and April 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 8,641,918 shares of common stock to Yorkville, in order to offset all outstanding amounts owed to Yorkville under the March 2023 Promissory Note.
On April 10, 2023, the Company issued a convertible promissory note (the “April 2023 Promissory Note”) with an aggregate principal amount of $15,000 in a private placement to Yorkville under a fourth supplemental agreement to the SEPA. The fair value of the April 2023 Promissory Note at issuance was $25,319, which was greater than the proceeds received. As such, the Company recorded the excess of fair value of the April 2023 Promissory Note over the proceeds received as interest expense in the amount of $10,619, which is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.
During the second quarter of 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 8,471,793 shares of common stock to Yorkville, in order to offset all outstanding amounts owed to Yorkville under the April 2023 Promissory Note.
The Company recognized a loss on debt extinguishment from the issuance of common stock from the Yorkville Convertible Promissory Notes of $1,876 and $3,510 for the three and six months ended at June 30, 2023, respectively which is reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.
Embedded derivatives- Yorkville Convertible Promissory Notes - Related party
The conversion feature for each of the Yorkville Convertible Promissory Notes discussed above did not qualify for the scope exception to derivative accounting, therefore bifurcation was required for each issuance. Upon extinguishment of each Yorkville Promissory Note, the embedded derivatives were adjusted to fair value. This remeasurement resulted in net gains of $8,818 and $6,922 for the three and six months ended June 30, 2023, respectively, which is included in (loss) gain on change in fair value of derivatives - related party on the unaudited condensed consolidated statements of operations and comprehensive loss.
At June 30, 2023, there were no outstanding Yorkville Convertible Notes.
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
See Note 14, Fair Value Measurement for the assumptions used to determine the fair value of the embedded derivative as of June 30, 2023 and as of December 31, 2022. As of June 30, 2023 and December 31, 2022, the fair value of the embedded conversion feature was $3,976 and $918, respectively. The (loss) gain from the change in fair value of the embedded derivative conversion feature for the three months ended June 30, 2023 and 2022 amounted to $(2,176) and $3,978 and for the six months ended June 30, 2023 and 2022 amounted to $(2,942) and $11,673, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Interest expense recognized on the 2021 Convertible Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,637	$1,544	$3,274	$3,087
Amortization of debt discount	1,250	924	2,457	1,467
Amortization of debt issuance costs	122	90	239	177
Total	$3,009	$2,558	$5,970	$4,731

The balances for the 2021 Convertible Notes are as follows:

	June 30, 2023	December 31, 2022
Principal	$112,442	$109,167
Unamortized debt discount	(22,392)	(24,733)
Unamortized debt issuance costs	(2,164)	(2,402)
Embedded conversion feature	3,976	918
Aggregate carrying value	$91,862	$82,950
The Company is obligated to repay all contractual interest attributable to the 2021 Convertible Notes in-kind in accordance with the terms under the Senior Secured Term Loan. Therefore, as of June 30, 2023, and December 31, 2022, interest payable attributable to the 2021 Convertible Notes was $0 and $0, respectively.
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
Optional Redemption - On or after June 30, 2024, provided that the Company has obtained stockholder approval, the AFG Convertible Notes will be redeemable by the Company in the event that the closing sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice. The redemption price shall be equal to the then current principal amount of the AFG Convertible Notes (inclusive of all PIK Interest), plus the aggregate amount of all interest payments on the AFG Convertible Notes that the holders of the AFG Convertible Notes to be redeemed would have been entitled to receive had the AFG Convertible Notes remained outstanding to the maturity date.

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
The fair value of the embedded derivative upon issuance was $6,451. The embedded derivative is presented on the unaudited condensed consolidated balance sheet as a component of Convertible notes payable - related party. The loss from the change in fair value of the embedded derivative for the three and six months ended June 30, 2023 amounted to $22,068 and $32,340, respectively. See Note 14, Fair Value Measurement for the assumptions used to determine the fair value of the embedded derivative as of June 30, 2023 and as of the date of issuance.
The fair value of the AFG Convertible Notes at issuance was $16,623, which was greater than the proceeds received. The Company recorded the difference of $2,873 as interest expense on the unaudited condensed consolidated statement of operations and comprehensive loss.
Interest expense recognized on the AFG Convertible Notes is as follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Contractual interest expense	$860	$1,639
Amortization of debt discount	210	358
Amortization of debt issuance costs	59	101
Total	$1,129	$2,098
The balance for the AFG Convertible Notes is as follows:

June 30, 2023
Principal	$15,390
Unamortized debt discount	(3,220)
Unamortized debt issuance costs	(908)
Embedded conversion feature	38,791
Aggregate carrying value	$50,053
As of June 30, 2023, the Company was obligated to repay all contractual interest attributable to the AFG Convertible Notes in-kind in accordance with the terms of the Investment Agreement by increasing the principal amount of the outstanding Convertible Note. Therefore, as of June 30, 2023, interest payable attributable to the AFG Convertible Notes was $0.
Senior Secured Term Loan
On July 29, 2022, the Company entered into a $100,000 Senior Secured Term Loan Credit Agreement with Atlas Credit Partners (ACP) Post Oak Credit I LLC., as administrative agent for the lenders and collateral agent for the secured parties. As of June 30, 2023, the Company had total borrowings of $100,000 under the Senior Secured Term Loan.

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
The outstanding principal balance of the Senior Secured Term Loan bears interest, at the applicable margin plus, at the Company’s election, either (i) the benchmark secured overnight financing rate (“SOFR”), which is a per annum rate equal to (y) the Adjusted Term SOFR (as defined in the agreement) plus 0.2616%, or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (x) the Prime Rate (as defined in the agreement), (y) the NYFRB Rate (as defined in the agreement) plus 0.5% and (z) the SOFR. The applicable margin under the Credit Agreement is 8.5% per annum with respect to SOFR loans, and 7.5% per annum with respect to ABR loans. Interest on the Senior Secured Term Loan accrues at a variable interest rate, and interest payments are due quarterly. The Company may elect to convert SOFR Loans to ABR (and ABR Loans to SOFR). As of June 30, 2023, the interest rate in effect for the Senior Secured Term Loan for the second quarter of 2023 interest payment was 14.00%.
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
Concurrently, the Company entered into a Guarantee and Collateral Agreement which secures and guarantees the Senior Secured Term Loan with substantially all the assets of the Company and its subsidiaries, other than the Company’s equity interests in Hi-Power and assets of Hi-Power. Additionally, interest is required to be escrowed in an amount equal to the aggregate amount of the four immediately following interest payments owed on the Loans which was $11,550 at June 30, 2023. This escrowed and restricted cash is presented on a separate line item on the unaudited condensed consolidated balance sheets as long-term restricted cash.
The agreements also contain customary affirmative and negative covenants. They limit the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. Furthermore, the limitation on the Company’s ability to incur indebtedness also (i) limits the amount of Pre-Advance Loans that the Company may have outstanding at any time to $15,000 under the SEPA and (ii) requires the payment of principal and interest in kind on each of the Pre-Advance Loans (if any) and the 2021 Convertible Notes. While the Company was in compliance with this covenant as of June 30, 2023 and currently expects to remain in compliance as of September 30, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on December 31, 2023 and thereafter (see Note 1, Overview for further discussion).
The following table summarizes interest expense recognized:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Contractual interest expense	$3,453	$6,826
Amortization of debt discount	99	192
Amortization of debt issuance costs	873	1,695
Total	$4,425	$8,713

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
The Senior Secured Term Loan balance is as follows:

	June 30, 2023	December 31, 2022
Principal	$100,000	$100,000
Unamortized debt discount	(1,674)	(1,866)
Unamortized debt issuance costs	(14,823)	(16,518)
Aggregate carrying value	$83,503	$81,616
Equipment Financing facility
The Company entered into an agreement on September 30, 2021 with Trinity Capital Inc. (“Trinity”) for a $25,000 equipment financing facility, the proceeds of which will be used to acquire certain manufacturing equipment, subject to Trinity’s approval. Each draw is executed under a separate payment schedule (a “Schedule”) that constitutes a separate financial instrument. The financing fees included in each Schedule are established through monthly payment factors determined by Trinity. Such monthly payment factors are based on the Prime Rate reported in The Wall Street Journal in effect on the first day of the month in which a Schedule is executed. The Company has drawn a portion of the facility as follows:

Date of Draw	Gross Amount of Initial Draw	Coupon Interest Rate	Debt Issuance Costs
September 2021	$7,000	14.3%	$175
September 2022	4,216	16.2%	96
Total Equipment Financing loans	$11,216		$271
On September 30, 2022, the equipment facility’s unused commitment of $13,784 expired.
As of June 30, 2023 and December 31, 2022, total equipment financing debt outstanding was $7,196 and $8,577, respectively of which $3,093 and $2,872 are recorded as a current liability on the unaudited condensed consolidated balance sheets, respectively. The Company recognized $292 and $205 for the three months ended June 30, 2023 and 2022, and $609 and $424 for the six months ended June 30, 2023 and 2022 as interest expense attributable to the equipment financing agreement, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Warrants Liability - Related Party
The Company issued private placement warrants to purchase shares of common stock to the sponsor of B. Riley Principal Merger Corp. II (“BMRG”) in conjunction with its initial public offering in 2020 (the “IPO warrants”). As of June 30, 2023 and December 31, 2022, 325,000 IPO warrants were outstanding with fair values of $455 and $78, respectively.
In April 2023, the Company issued 16,000,000 shares of common stock and 16,000,000 private placement warrants to purchase shares of common stock, and in May 2023, the Company issued another 3,601,980 shares of common stock and 3,601,980 private placement warrants to purchase shares of common stock. The proceeds from the April 2023 and May 2023 Transactions were $40,000, and $8,000, respectively. The fair value of the warrants and common stock for the April 2023 and May 2023 Transactions at issuance was $66,366 and $13,267, respectively, which was greater than the proceeds. As such, the Company recorded the excess as losses in the amounts of $26,366 and $5,267, respectively, as a component of (loss) gain on change in fair value of derivatives - related party in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.
The warrants issued as part of the April 2023 Transaction and May 2023 Transaction (“April 2023 warrants” and “May 2023 warrants”, respectively) are classified as Level 3 financial instruments in the fair value hierarchy (refer to Note 15, Fair Value Measurement). As of June 30, 2023, the April 2023 and May 2023 warrants were outstanding with fair values of $45,980 and $10,925, respectively.
For all warrants in aggregate, the change in fair value for the three months ended June 30, 2023 and 2022 amounted to increases in the liability of $27,574 and $270 , respectively. The fair value of the warrant liability for the six months ended June 30, 2023 and 2022 increased by $27,730 and $837, respectively. The change has been recognized in (loss) gain on change in fair value of derivatives - related party in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.
14. Fair Value Measurement
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, contract assets, accounts payable, warrants, convertible notes payable — related party, contract liabilities and long-term debt.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrants liabilities	$—	$455	$56,905	$—	$78	$—
Embedded derivative liabilities	$—	$—	$42,767	$—	$—	$1,945
Warrants Liabilities
The IPO warrants are classified as Level 2 financial instruments in the table above. They are valued on the basis of the quoted price of the Company’s public warrants, adjusted for insignificant difference between the public warrants and the private placement warrants.
The April 2023 warrants and May 2023 warrants are classified as Level 3 financial instruments in the table above. The Company estimated the fair value of the April 2023 warrants and May 2023 warrants using the Black-Scholes model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, volatility, and time to expiration. The volatility involves unobservable inputs classified as Level 3 of the fair value hierarchy. The assumptions used to determine the fair value of the April 2023 and May 2023 warrants are as follows:

April 2023 warrants	June 30, 2023	April 12, 2023
Time to expiration	5.29 years	5.51 years
Common stock price	$4.34	$2.61
Risk-free interest rate	4.1%	3.4%
Volatility	65.0%	70.0%

May 2023 warrants	June 30, 2023	May 15, 2023
Time to expiration	5.04 years	5.17 years
Common stock price	$4.34	$2.31
Risk-free interest rate	4.1%	3.4%
Volatility	65.0%	70.0%
Embedded derivatives
The Company estimated the fair value of the embedded conversion features using a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy. The assumptions used to determine the fair value of the embedded derivative liabilities are as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)

2021 Convertible Notes Payable	June 30, 2023	December 31, 2022
Term	3.0 years	3.5 years
Dividend yield	—%	—%
Risk-free interest rate	4.4%	4.1%
Volatility	65.0%	80.0%
Effective debt yield	40.0%	25.0%

AFG Convertible Notes Payable	June 30, 2023	January 18, 2023
Term	3.0 years	3.5 years
Dividend yield	—%	—%
Risk-free interest rate	4.4%	3.6%
Volatility	65.0%	70.0%
Effective debt yield	40.0%	40.0%
Level 3 liabilities are measured at fair value on a recurring basis using significant unobservable inputs. The following table summarizes the changes in the fair value of liabilities that are included within the Company’s accompanying unaudited condensed consolidated balance sheets and are designated as Level 3:

Level 3	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Embedded derivatives
Balance at beginning of the period	$21,255	$4,664	$1,945	$12,359
Additions	15,820	21	42,191	21
Loss (gain) on change in fair value of derivatives - related party	5,692	(3,978)	(1,369)	(11,673)
Balance at end of the period	$42,767	$707	$42,767	$707

Warrants
Balance at beginning of the period	$—	$—	$—	$—
Additions	29,553	—	29,553	—
Loss on change in fair value of derivatives - related party	27,352	—	27,352	—
Balance at end of the period	$56,905	$—	$56,905	$—

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)
The estimated fair value of financial instruments not carried at fair value in the unaudited condensed consolidated balance sheets was as follows:

	Level in Fair Value Hierarchy	June 30, 2023		December 31, 2022
		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	3	$863	$707	$863	$677
2021 Convertible Notes*	3	91,862	52,860	82,950	62,421
Senior Secured Term Loan	3	83,503	60,430	81,616	77,576
AFG Convertible Notes*	3	50,053	50,613	—	—
Equipment financing facility	3	7,196	3,432	8,577	6,282
Yorkville Convertible Notes*	3	—	—	2,688	2,908
Total		$233,477	$168,042	$176,694	$149,864
*Includes the embedded derivative liabilities.
15. Commitments and Contingencies
Lease Commitments
The Company has lease commitments under lease agreements. As of June 30, 2023, future lease payments amounted to $6,165.
Minimum Volume Commitment
In June 2022, the Company entered into a long-term supply agreement with a minimum volume commitment with a third party, which provides services to process certain raw materials. Any purchase order issued under this supply agreement will be non-cancellable. To the extent the Company fails to order the guaranteed minimum volume defined in the contract at the end of the term, the Company is required to pay the counterparty an amount equal to the shortfall, if any, multiplied by a fee. As of June 30, 2023, the Company had open purchase commitments of $231 under this agreement. The Company believes that the probability of failing to meet the minimum volume commitment is remote and no shortfall penalty has been accrued as of June 30, 2023.
Legal Proceedings
Delaware Section 205 Petition
On November 12, 2020, BMRG, the predecessor to the Company, held a special meeting of stockholders (the “BMRG Special Meeting”) to approve certain matters relating to the business combination between BMRG and Eos Energy Storage LLC.
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
Class Action Complaints
On March 8, 2023, Plaintiff Richard Delman filed a class action complaint (the “March Complaint”) in the Court of Chancery of the State of Delaware. The March Complaint names certain of the Company’s former directors as defendants. Neither the Company nor Eos Energy Storage LLC was named as a defendant in the March Complaint, but each was identified as a relevant non-party and the Company owes certain indemnification obligations relating to the lawsuit to the Company’s former directors.
On August 1, 2023, a class action complaint was filed against the Company, its Chief Executive Officer, its Chief Financial Officer, and its former Chief Financial Officer (the “August Complaint”) in the United States District Court, District of New Jersey. The August Complaint asserts violations of the federal securities laws in connection with statements and alleged omissions relating to the Company’s business, prospects and reported backlog. The Company believes the August Complaint is without merit and intends to vigorously defend against this action.
16. Stock-Based Compensation
Our stock-based compensation expense is associated with restricted stock units (“RSU”s) and stock options. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. Stock options generally have a term of five to ten years and vest over periods ranging from three months to five years. RSUs generally vest over periods from three to four years. For awards with performance conditions, stock-based compensation expense is recognized on a straight-line basis based on management’s estimation of achievement of performance conditions. The estimated performance conditions primarily relate to achievement of sales and financing targets. In June 2023, the Company modified 550,000 of performance-based stock options that were issued in June 2022 and December 2022 by extending the period to meet certain performance conditions.
Stock-based compensation expense included in the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$239	$509	$979	$1,420
Restricted stock units	2,065	2,925	4,688	5,957
Total	$2,304	$3,434	$5,667	$7,377
The stock compensation expense has been recorded in cost of goods sold, research and development expenses, and selling, general and administrative expenses.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

16. Stock-Based Compensation (cont.)
As of June 30, 2023, total unrecognized compensation expense was $9,495 of which $7,709 was attributable to unvested RSUs and $1,786 was attributable to unvested stock options. Compensation expense for these unvested awards is expected to be recognized over a weighted-average remaining vesting period of 0.7 years for stock options and 1.2 years for RSUs.
17. Income Taxes
For the three and six months ended June 30, 2023, income tax expense was $2 and $12, respectively, related to taxable earnings from the Company’s foreign operations. For the three and six months ended June 30, 2022, income tax benefit was $(23) and $(65), respectively. The income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes. This is due to non-taxable income, foreign operations, and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.
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
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at June 30, 2023 and December 31, 2022 due to cumulative losses. Therefore, the Company has a valuation allowance against its net U.S. deferred tax assets.
As of June 30, 2023 and December 31, 2022, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is not currently under examination by any taxing jurisdiction, and none of the uncertain tax positions are expected to reverse within the next 12 months.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Shareholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 300,000,000 shares of common stock at $0.0001 par value. The holders of the Company’s common stock are entitled to one vote for each share held. At June 30, 2023 and December 31, 2022, there were 127,309,960 and 82,653,781 shares of common stock issued and outstanding.
April 2023 Transaction and May 2023 Transactions
As discussed in Note 13, Warrants Liability - Related Party, the April 2023 Transaction consisted of issuance of 16,000,000 shares of common stock at a price of $2.50 per share. The Company also issued 16,000,000 private placement warrants to purchase 16,000,000 shares of common stock. The warrants have an exercise price of $3.14 per share, are not exercisable until six months from the date of issuance and expire five and one-half years from the date of issuance.
The May 2023 Transaction consisted of issuance of 3,601,980 shares of common stock at a price of $2.221 per share. The Company also issued 3,601,980 private placement warrants to purchase 3,601,980 shares of common stock. The warrants have an exercise price of $2.50 per share, and became exercisable on July 15, 2023. The warrants expire five years from the date they are initially exercisable.
Treasury Stock
The Company recorded treasury stock of $106 and $26 for the three months ended June 30, 2023 and 2022 and $451 and $852 for the six months ended June 30, 2023 and 2022 for shares withheld from employees to cover the payroll tax liability of RSUs vested, respectively. The treasury stock was immediately retired.
Public Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company’s common stock in a public offering on May 22, 2020 (the “Public Warrants”). Each Public Warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. There were no Public Warrants exercised for the three months ended June 30, 2023 and 2022. There were 0 and 600 Public Warrants exercised for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, there were 7,001,654 public warrants outstanding.
Standby Equity Purchase Agreement
On April 28, 2022, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, as amended, the Company has the right, but not the obligation, to sell to Yorkville up to $75,000 of shares of its common stock at the Company’s request at any time during the commitment period, which commenced on April 28, 2022 and will end on the earlier of (i) May 1, 2024, or (ii) the date on which Yorkville shall have made payment of advances requested by the Company totaling up to the commitment amount of $75,000. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of common stock with an aggregate value of up to $20,000. The SEPA provides for shares to be sold to Yorkville at 97.0% of market price. Pursuant to the terms and conditions set forth in the SEPA, 465,117 shares were issued to Yorkville in April 2022 as consideration for its irrevocable commitment to purchase shares of common stock. The fair value of these shares of $1,061 was recorded as other expense in the unaudited condensed consolidated statements of operations and comprehensive loss.
During the six months ended June 30, 2023, total funds raised under the SEPA, inclusive of proceeds received from the Yorkville Convertible Promissory Notes, were $35,550. During the six months ended June 30, 2023, total shares issued under the SEPA were 23,630,937.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Shareholders’ Deficit (cont.)
During the six months ended June 30, 2022, total funds raised under the SEPA, inclusive of proceeds received from the Yorkville Convertible Promissory Notes, were $12,350. During the six months ended June 30, 2022, total shares issued under the SEPA were 4,433,056.
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
Earnings (Loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. As the Company incurred a net loss for the three and six months ended June 30, 2023 and 2022, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible redeemable notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the three and six months ended June 30, 2023 and 2022. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	For the Three and Six Months Ended June 30,
	2023	2022
Stock options and restricted stock units	6,279,623	8,080,793
Public and private placement warrants	26,928,634	7,326,654
Convertible Notes (if converted)	14,836,450	8,692,061
19. Subsequent Events
The Company has evaluated subsequent events through the issuance date of these financial statements.
Class Action Complaint
On August 1, 2023, a class action complaint was filed against the Company, its Chief Executive Officer, its Chief Financial Officer, and its former Chief Financial Officer (the “August Complaint”) in the United States District Court, District of New Jersey. The August Complaint asserts violations of the federal securities laws in connection with statements and alleged omissions relating to the Company’s business, prospects and reported backlog. The Company believes the August Complaint is without merit and intends to vigorously defend against this action.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2023 and 2022 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, including the financial statements and notes thereto.
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
Strategy
The Company continues to invest in the design, development, and production of its next generation product, the Eos Z3™ battery, which builds off the same electrochemistry that has not fundamentally changed for the better part of a decade. The next generation Eos Z3 battery is being designed to reduce cost and weight while improving manufacturability and system performance. The Eos Z3 battery is expected to be more cost-effective and have a simpler tub design with 50% fewer cells and 98% fewer welds per battery module, compared to Gen 2.3. The Company currently expects the Eos Z3 battery will give customers the benefit of two times energy density per square foot with the same safety and reliability as the previous generation battery. The Eos Z3 transition is fully underway, and the first semi-automated battery manufacturing line is installed and has started commercial production. Eos Z3 batteries utilize the same chemistry, which has over 3 million cycles, and incorporates a new mechanical design aimed at improving performance, lowering cost and increasing manufacturability. The Company expects to deliver its first customer orders from this line in the third quarter. Eos’s progression to the Eos Z3 battery incorporates valuable lessons learned from the past 15 years into a new system design which the Company expects to result in efficiencies as it develops its new state-of-the-art manufacturing line.
The Company believes the simplicity, flexibility, and safety of our products are what the market desires. In addition, we understand that the Inflation Reduction Act gives us a competitive advantage with production tax credits (“PTC”) that can be claimed on battery components manufactured domestically, in addition to a tax credit for customers for projects that satisfy domestic content requirements.
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
•In April 2023, the Company issued 16,000,000 shares of the Company’s common stock at a purchase price of $2.50 per share in a registered direct offering. The Company issued in a concurrent private placement unregistered warrants to purchase up to an aggregate of 16,000,000 shares of common stock. The gross proceeds to the Company from the offering were $40.0 million, before deducting advisory fees and other offering expenses payable by the Company.
•In May 2023, the Company issued 3,601,980 shares of the Company’s common stock at a purchase price of $2.221 per share in a registered direct offering. The Company issued in a concurrent private placement unregistered warrants to purchase up to an aggregate of 3,601,980 shares of common stock. The gross proceeds to the Company from the offering were $8.0 million, before deducting advisory fees and other offering expenses payable by the Company.

•For the six months ended June 30, 2023, the Company recognized $0.8 million of grant income related to the IRA PTC.

Results of Operations
Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$249	$5,895	(5,646)	(96)%	$9,084	$9,193	(109)	(1)%
The Company generates revenues from the delivery of its battery energy storage systems (“BESS”) and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
Revenue decreased by $5.6 million, or 96% from $5.9 million for the three months ended June 30, 2022 to $0.2 million for the three months ended June 30, 2023, due to reduced production and deliveries from the shift to next generation technology Eos Z3TM. Revenue remained relatively flat for the six months ended June 30, 2022 compared to the six months ended June 30, 2023.
Cost of goods sold

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of goods sold	$11,246	$36,866	(25,620)	(69)%	$38,186	$72,443	(34,257)	(47)%
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
Cost of goods sold decreased by $25.6 million, or 69% from $36.9 million for the three months ended June 30, 2022 to $11.2 million for the three months ended June 30, 2023. Cost of goods sold decreased by $34.3 million, or 47% from $72.4 million for the six months ended June 30, 2022 to $38.2 million for the six months ended June 30, 2023. Cost of goods sold decreased for the three and six months ended June 30, 2023 mainly due to lower BESS shipments in 2023, partially offset by increases in commissioning cost and idle factory costs.
Research and development expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
R&D expenses	$5,026	$5,464	(438)	(8)%	$10,471	$10,427	44	0.4%
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
Research and development costs decreased by $0.4 million or 8% from $5.5 million for the three months ended June 30, 2022 to $5.0 million for the three months ended June 30, 2023. The decrease in research and development costs was primarily driven by decreases of $1.7 million for outside professional services and $0.2 million of facility costs, partially offset by increases of $1.3 million for materials and supplies and $0.2 million in payroll and personnel costs.

Research and development costs increased by $0.04 million or 0.4% from $10.4 million for the six months ended June 30, 2022, to $10.5 million for the six months ended June 30, 2023. The increase in research and development costs was primarily driven by increases of $2.0 million for materials and supplies and $0.3 million for facility costs, partially offset by decreases of $2.0 million for outside professional services and $0.3 million of stock compensation costs.
Selling, general and administrative expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
SG&A expenses	$13,138	$19,115	(5,977)	(31)%	$27,093	$33,394	(6,301)	(19)%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing, and public company costs.
Selling, general and administrative expenses decreased by $6.0 million or 31% from $19.1 million for the three months ended June 30, 2022 to $13.1 million for the three months ended June 30, 2023. The decrease was primarily driven by decreases in outside consulting expenses of $3.5 million, legal and professional costs of $1.1 million, stock compensation costs of $1.0 million, and marketing expenses of $0.1 million.
Selling, general and administrative expenses decreased by $6.3 million or 19% from $33.4 million for the six months ended June 30, 2022 to $27.1 million for the six months ended June 30, 2023. The decrease was primarily driven by decreases in outside consulting expenses of $4.4 million, stock compensation costs of $1.1 million, legal and professional costs of $1.0 million, and duties and fees of $0.7 million, partially offset by an increase in payroll and personnel costs of $0.8 million.
Loss from write-down of property, plant and equipment

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Loss from write-down of property, plant and equipment	$5,436	$1,997	$6,196	$2,005
The Company incurred a loss of $5.4 million and $2.0 million from write-down of property, plant and equipment for the three months ended June 30, 2023 and 2022, respectively, and a loss of $6.2 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively, due to higher write-offs in 2023 for disposal of equipment and tooling that was used for manufacturing of Gen 2.3 BESS, but cannot be repurposed for the next generation Eos Z3 battery production.
Grant (income) expense, net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Grant (income) expense, net	$—	$(169)	$—	$4
Grant (income) expense, net includes grant-related expenses net of grant income for a grant with the California Energy Commission (“CEC”). Grant (income) expense recorded for the three and six months ended June 30, 2022 relates to the timing of grant activity and recovery of expenses from the CEC grant.
Interest expense, net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense, net	$(4,886)	$(284)	$(9,715)	$(622)
Interest expense includes accrued interest and the amortization of debt issuance cost and the debt discount. Interest expense, net increased by $4.6 million and $9.1 million for the three and six months ended June 30, 2023, respectively. These increases are a result of interest recognized on the Senior Secured Term Loan and the equipment financing facility.

Interest expense - related party

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense, related party	$(14,758)	$(2,664)	$(28,513)	$(4,838)
Interest expense, related party includes accrued interest and the amortization of debt issuance cost and debt discount. Interest expense - related party increased by $12.1 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and increased by $23.7 million for the six months ended June 30, 2023, compared to the six months June 30, 2022.
For the three and six months ended June 30, 2023, in addition to the interest expense from the 2021 Convertible Notes and the AFG Convertible Notes, the Company recognized losses from issuance of Yorkville Convertible Promissory Notes and the AFG Convertible Notes whose fair value exceeded proceeds at issuance.
The day 1 losses recognized in interest expense, related party for the three and six months ended June 30, 2023 were due to:
•The Yorkville Convertible Promissory Notes in the amounts of $10.6 million and $17.6 million, respectively.
•The AFG Convertible Notes in the amount of $2.9 million.
See Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion. For the three and six months ended June 30, 2022, there was only interest expense related to the 2021 Convertible Notes.
(Loss) gain on change in fair value of derivatives - related party

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Change in fair value, embedded derivative - related party	$(15,426)	$3,978	$(28,360)	$11,673
Change in fair value, warrants liability - related party	(59,207)	270	(59,363)	837
(Loss) gain on change in fair value of derivatives - related party	$(74,633)	$4,248	$(87,723)	$12,510
As discussed in Note 14, Fair Value Measurement, the embedded derivatives for the 2021 Convertible Notes, Yorkville Convertible Notes, the AFG Convertible Notes, the Yorkville Promissory Notes, as well as all warrants liabilities, are remeasured at fair value on each balance sheet date.
The change in the fair value of the embedded derivatives - related party, for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, is largely a result of the change in the Company’s stock price.
The change in fair value, warrants liability- related party for the three and six months ended June 30, 2023 is mainly due to:
•The day 1 loss for the April 2023 Transaction and the May 2023 Transaction in the amounts of $26.4 million and $5.3 million, respectively.
•An additional loss on the change in fair value for the April 2023 Warrants and the May 2023 Warrants in the amounts of $21.4 million and $6.0 million, respectively. (See Note 13, Warrants Liability- Related Party to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion)

Loss on debt extinguishment

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Loss on debt extinguishment	$(1,876)	$—	$(3,510)	$—
The Company recognized a loss on debt extinguishment of $1.9 million and $3.5 million for the three and six months ended June 30, 2023 from the issuance of common stock from the Yorkville Convertible Promissory Notes, respectively. See Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
Other expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Other expense	$(878)	$(632)	$(895)	$(513)
Other expense increased by $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively, primarily due to the expenses incurred from the April 2023 Transaction and the May 2023 Transaction.
Income tax expense (benefit)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Income tax expense (benefit)	$2	$(23)	$12	$(65)
The Company incurred income tax expense (benefit) for the three and six months ended June 30, 2023 and 2022 in relation to the pre-tax income/loss from the Company’s international subsidiaries.
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
As of the date the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the six months ended June 30, 2023, the Company incurred a net loss of $203.2 million, incurred negative cash flows from operations of $75.6 million, and had an accumulated deficit of $849.6 million as of June 30, 2023.

•As of June 30, 2023, the Company had $23.2 million of unrestricted cash and cash equivalents available to fund the Company’s operations, no additional borrowings available to fund its operations under pre-existing financing arrangements (see Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report) and working capital of $20.9 million, inclusive of $3.1 million of outstanding debt that is currently scheduled to mature within the next twelve months beyond the issuance date.
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
•Similarly, while the Company has historically been successful in raising additional outside capital to fund the Company’s operations, as of the issuance date no assurance can be provided the Company will be successful in obtaining additional outside capital or on terms that are acceptable to the Company. In this regard, the Company continues to progress through the Department of Energy (“DOE”) Loan Programs Office’s (“LPO”) process for its Title XVII loan and is awaiting a conditional approval decision. There can be no assurance that the Company will be able to secure such a loan or on terms that are acceptable to the Company.
•The Company is required to remain in compliance with a quarterly minimum financial liquidity covenant under its Senior Secured Term Loan. While the Company was in compliance with this covenant as of June 30, 2023, and expects to remain in compliance as of September 30, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on December 31, 2023 and thereafter. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other nonfinancial covenants required by the Senior Secured Term Loan, and the Company is further unable to cure such noncompliance or secure a waiver, Atlas may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company, and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
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
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During the six months ended June 30, 2023, the Company closed on the following capital transactions:
•On January 18, 2023, the Company raised $13.8 million from the issuance of the AFG Convertible Notes, which mature in June 2026. See Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
•In April 2023, the Company issued 16,000,000 shares of the Company’s common stock at a purchase price of $2.50 per share in a registered direct offering. The Company also issued in a concurrent private placement unregistered warrants to purchase up to an aggregate of 16,000,000 shares of common stock. The gross proceeds to the Company from the offering were $40.0 million, before deducting advisory fees and other offering expenses payable by the Company.

•In May 2023, the Company issued 3,601,980 shares of the Company’s common stock at a purchase price of $2.221 per share in a registered direct offering. The Company also issued in a concurrent private placement unregistered warrants to purchase up to an aggregate of 3,601,980 shares of common stock. The gross proceeds to the Company from the offering were $8.0 million, before deducting advisory fees and other offering expenses payable by the Company.
•For the six months ended June 30, 2023, total funds raised under the SEPA, inclusive of net proceeds received from the Yorkville Convertible Promissory Notes, were $35.6 million. See Note 18, Shareholders' Deficit to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
Capital Expenditures
The Company expects capital expenditures and working capital requirements to increase as it seeks to execute its growth strategy. Total capital expenditures for the six months ended June 30, 2023 and June 30, 2022 were $10.1 million and $11.5 million, respectively. We anticipate the 2023 spending to be used primarily for additional equipment, automation, and other infrastructure to expand the Company’s capacity to meet customer demand. The decrease in capital expenditures was due to a shift in production to the Eos Z3™ battery. The Company’s capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to: equipment requirements to support the next generation(s) of products, growth in customer backlog, the Company’s operating results and its ability to secure funding, and any adjustments to the Company’s operating plan necessary to respond to industry conditions, competition or unexpected events.
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
The following table summarizes the Company’s cash flows from operating, investing, and financing activities for the periods presented.

	Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change
Net cash used in operating activities	$(75,582)	$(86,992)	$11,410
Net cash used in investing activities	$(10,100)	$(11,758)	$1,658
Net cash provided by financing activities	$92,612	$10,584	$82,028
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.
Net cash used in operating activities was $75.6 million for the six months ended June 30, 2023 was primarily driven by a net loss of $203.2 million, adjusted for non-cash items of $140.3 million, primarily related to stock compensation expense, depreciation and amortization, non-cash interest expense, changes in fair value of derivatives, and loss on debt extinguishment. The net cash outflows from changes in operating assets and liabilities was $12.7 million, primarily driven by a decrease in accounts payable and accrued expenses of $11.0 million, increase in vendor deposits of $5.4 million, and decrease in contract liabilities of $1.5 million, partially offset by decrease in inventory of $6.6 million.
Net cash used in operating activities was $87.0 million for the six months ended June 30, 2022, was primarily driven by a net loss of $102.5 million, adjusted for non-cash items of $5.1 million, primarily related to stock compensation expense, depreciation and amortization, and changes in fair value of derivatives. The net cash inflows from changes in operating assets and liabilities was $10.4 million, primarily driven by an increase in accounts payable and accrued expenses of $20.6 million and increase in contract liabilities of $0.9 million, partially offset by an increase in vendor deposits of $5.3 million, increase in accounts receivable of $0.7 million, and decrease in notes payable of $4.7 million.

Cash flows from investing activities:
Net cash flows used in investing activities for the six months ended June 30, 2023 were composed of payments made for purchases of property, plant and equipment of $10.1 million.
Net cash flows used in investing activities for the six months ended June 30, 2022 were primarily composed of payments made for purchases of property, plant and equipment of $11.5 million and notes receivable advanced to customers of $0.3 million.
Cash flows from financing activities:
Net cash provided by financing activities was $92.6 million for the six months ended June 30, 2023, was primarily due to the net proceeds received from the Yorkville Convertible Promissory Notes and AFG Convertible Notes of $48.1 million and from the issuance of common stock and warrants of $49.3 million. The proceeds were partially offset by equity issuance costs of $2.1 million, debt issuance costs related to the Yorkville Convertible Promissory Notes and AFG Convertible Notes of $1.1 million, payments on the equipment financing facility of $1.4 million and $0.5 million for share repurchases from employees for tax withholding purposes.
Net cash provided by financing activities was $10.6 million for the six months ended June 30, 2022, primarily due to the net proceeds from issuance of convertible notes of $7.2 million and proceeds received from issuance of common stock of $5.0 million, partially offset by payment of equipment financing facility of $0.8 million and payment for share repurchases from employees for tax withholding purposes of $0.9 million.
Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of June 30, 2023, this is comprised of the following:
•Open purchase obligations of $0.2 million, related to a supply purchase agreement with a minimum volume commitment. See Note 15, Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
•Future lease payments, including interest, under non-cancellable operating and financing leases of $6.2 million. The leases expire at various dates prior to 2028. See Note 15, Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
•Principal and Interest payments related to the following debt obligations (see Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report):

Future Debt Payments
2021 Convertible Notes Payable - due June 2026 (1)	$134,261
AFG Convertible Notes - due June 2026 (1)	32,468
Senior Secured Term Loan - due March 2026	138,500
Equipment financing facility - due April 2025	8,570
Total	$313,799

(1) As of June 30, 2023, the Company is obligated to repay future contractual interest payments for the 2021 Convertible Notes and AFG Convertible Notes in-kind.
Critical Accounting Estimates
The Company’s unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). In preparing the Company’s unaudited condensed consolidated financial statements, management makes assumptions, judgments, and estimates on historical experience and various other factors that management believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Management regularly reevaluates assumptions, judgments, and estimates. The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of warranty liability and financial instruments that are classified as level 3 in the fair value hierarchy, as discussed further below.
Warranty Liability
The Company generally provides a standard warranty for a period of two years. We also provide extended warranties and performance guarantees, which are identified as separate performance obligations in the Company's contracts with customers. We accrue warranty reserves at the time of recording the sale. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, which is based on various factors including actual claim data to date, results of lab testing, factory quality data, and field monitoring. Due to limited claim experience since commercialization of our product, and the potential for variability in these underlying factors, the difference between our estimated costs and our actual costs could be material to our consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from our estimates, we may be required to revise our estimated warranty liability. We will also update actual warranty experience to determine warranty reserves as such experience becomes available. We review our reserves at least quarterly, seeking to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited at the early stage in the commercialization of our products and, the adjustments that we record may be material. Thus, it is likely that as we sell additional BESS, we will acquire additional information on the projected costs to repair or replace items under warranty and may need to make additional adjustments. See Note 9, Accrued Expenses to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Warrants Liability
The Company estimated the fair value of the April 2023 warrants and May 2023 warrants using the Black-Scholes model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, volatility, and time to expiration. The volatility involves unobservable inputs classified as Level 3 of the fair value hierarchy. See Note 14, Fair Value Measurements to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion. The sensitivity of the fair value calculation to this assumption could create materially different results under different conditions or using different assumptions.
Convertible Notes and Embedded Derivatives
The Company estimated the fair value of the embedded conversion features in the 2021 Convertible Notes and the AFG Convertible Notes using a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy. See Note 14, Fair Value Measurements to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion. The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk exposures for the six months ended June 30, 2023, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, and consistent with the evaluations previously reported in prior periods, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 because of material weaknesses resulting from lack of a formalized internal control framework in accordance with COSO, inadequate segregation of duties in the financial reporting process, lack of review and approval of journal entries, and a lack of management review controls.

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
As disclosed in Note 15, Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, on August 1, 2023, a class action complaint was filed against the Company, its Chief Executive Officer, its Chief Financial Officer, and its former Chief Financial Officer (the “August Complaint”) in the United States District Court, District of New Jersey. The August Complaint asserts violations of the federal securities laws in connection with statements and alleged omissions relating to the Company’s business, prospects and reported backlog. The Company believes the August Complaint is without merit and intends to vigorously defend against this action.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.1	May 19, 2022

4.1	Convertible Promissory Note dated as of April 10, 2023 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	4.1	April 11, 2023

4.2	Form of Common Stock Purchase Warrant, dated as of April 12, 2023	Form 8-K	File No. 001-39291	4.1	April 14, 2023

4.3	Form of Common Stock Purchase Warrant, dated as of May 15, 2023	Form 8-K	File No. 001-39291	4.1	May 17, 2023

4.4	Indenture, dated May 25, 2023, between the Company and Wilmington Trust, National Association, as trustee	Form 8-K	File No. 001-39291	4.1	May 25, 2023

4.5	Form of Note, dated as of May 25, 2023	Form 8-K	File No. 001-39291	4.2	May 25, 2023

10.1	Amendment No. 5 dated as of April 10, 2023 to the Standby Equity Purchase Agreement dated as of April 28, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	10.1	April 11, 2023

10.2	Fourth Supplemental Agreement, dated as of April 10, 2023, to the Standby Equity Purchase Agreement dated as of April 28, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	10.2	April 11, 2023

10.3	Form of Securities Purchase Agreement, dated as of April 12, 2023	Form 8-K	File No. 001-39291	10.1	April 14, 2023

10.4	Form of Securities Purchase Agreement, dated as of May 15, 2023	Form 8-K	File No. 001-39291	10.1	May 17, 2023

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

EOS ENERGY ENTERPRISES, INC.

Date: August 14, 2023	By:	/s/ Joseph Mastrangelo
	Name:	Joseph Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Nathan Kroeker
	Name:	Nathan Kroeker
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)