Form 10-Q
period 2023-09-30
Eos Energy Enterprises, Inc.
filed 2023-11-06
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The registrant had outstanding 158,064,466 shares of common stock as of November 1, 2023.

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022	6
	Unaudited Condensed Consolidated Statements of Shareholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2023 and 2022	7
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	9
	Notes to the Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1a.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
Signatures		48

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
•uncertainties around our ability to meet the applicable conditions precedent and secure final approval of a loan in a timely manner or at all from the Department of Energy, Loan Programs Office, or the timing of funding and the final size of any loan if approved;
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

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$57,970	$17,076
Restricted cash	3,439	2,725
Accounts receivable, net	1,578	1,666
Inventory, net	20,568	23,260
Vendor deposits	19,368	4,789
Notes receivable, net	64	36
Contract assets, current	2,401	1,859
Prepaid expenses	815	2,289
Other current assets	2,290	1,447
Total current assets	108,493	55,147
Property, plant and equipment, net	20,336	27,169
Intangible assets, net	309	240
Goodwill	4,331	4,331
Notes receivable, long-term, net	799	827
Operating lease right-of-use asset, net	3,942	4,316
Long-term restricted cash	11,652	11,422
Other assets	4,216	3,336
Total assets	$154,078	$106,788

LIABILITIES
Current liabilities:
Accounts payable	$13,827	$34,669
Accrued expenses	25,070	15,359
Operating lease liability, current	1,298	1,106
Long-term debt, current	3,211	2,872
Convertible notes payable, current - related party	—	2,688
Contract liabilities, current	3,285	3,850
Other current liabilities	93	32
Total current liabilities	46,784	60,576
Long-term liabilities:
Operating lease liability	3,471	4,130
Long-term debt	87,793	87,321
Convertible notes payable - related party	116,260	82,950
Interest payable - related party	2,706	—
Contract liabilities, long-term	956	956
Warrants liability - related party	22,954	78
Other liabilities	1,485	3,488
Total long-term liabilities	235,625	178,923
Total liabilities	282,409	239,499

COMMITMENTS AND CONTINGENCIES (NOTE 15)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 300,000,000 and 300,000,000 shares authorized, 156,378,778 and 82,653,781 shares outstanding on September 30, 2023 and December 31, 2022, respectively	16	9
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding on September 30, 2023 and December 31, 2022	—	—
Additional paid in capital	706,288	513,614
Accumulated deficit	(834,638)	(646,340)
Accumulated other comprehensive income	3	6
Total shareholders' deficit	(128,331)	(132,711)
Total liabilities and shareholders' deficit	$154,078	$106,788
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Total revenue	$684	$6,065	$9,768	$15,258
Costs and expenses
Cost of goods sold	21,262	50,025	59,448	122,468
Research and development expenses	3,228	4,462	13,699	14,889
Selling, general and administrative expenses	13,076	14,651	40,169	48,045
Loss from write-down of property, plant and equipment	955	496	7,151	2,501
Grant expense, net	—	—	—	4
Total costs and expenses	38,521	69,634	120,467	187,907
Operating loss	(37,837)	(63,569)	(110,699)	(172,649)
Other (expense) income
Interest expense, net	(4,994)	(2,766)	(14,709)	(3,388)
Interest expense - related party	(4,449)	(2,960)	(32,962)	(7,798)
Gain (loss) on change in fair value of derivatives - related party	61,804	(416)	(25,919)	12,094
Loss on debt extinguishment	—	(942)	(3,510)	(942)
Other income (expense)	421	41	(474)	(472)
Income (loss) before income taxes	$14,945	$(70,612)	$(188,273)	$(173,155)
Income tax expense	13	110	25	45
Net income (loss)	$14,932	$(70,722)	$(188,298)	$(173,200)
Other comprehensive income
Foreign currency translation adjustment, net of tax	(6)	(1)	(3)	4
Comprehensive income (loss)	$14,926	$(70,723)	$(188,301)	$(173,196)

Basic and diluted income (loss) per share attributable to common shareholders
Basic	$0.11	$(1.12)	$(1.65)	$(3.00)
Diluted	$(0.05)	$(1.12)	$(1.65)	$(3.00)
Weighted average shares of common stock
Basic	138,005,222	63,065,884	114,209,090	57,705,811
Diluted	156,325,284	63,065,884	114,209,090	57,705,811
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances on June 30, 2022	58,519,739	$6	$461,165	$5	$(519,005)	(57,829)
Stock-based compensation	—	—	3,616	—	—	3,616
Release of restricted stock units	139,846	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(38,534)	—	(77)	—	—	(77)
Issuance of common stock	15,461,238	2	36,672	—	—	36,674
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(70,722)	(70,722)
Balances on September 30, 2022	74,082,289	$8	$501,376	$4	$(589,727)	$(88,339)

Balances on June 30, 2023	127,309,960	$14	$620,006	$9	$(849,570)	$(229,541)
Stock-based compensation	—	—	4,456	—	—	4,456
Exercise of stock options	50,000	—	67	—	—	67
Release of restricted stock units	93,458	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(13,584)	—	(136)	—	—	(136)
Issuance of common stock	28,938,944	2	81,895	—	—	81,897
Foreign currency translation adjustment	—	—	—	(6)	—	(6)
Net income	—	—	—	—	14,932	14,932
Balances on September 30, 2023	156,378,778	$16	$706,288	$3	$(834,638)	$(128,331)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances on December 31, 2021	53,786,632	$5	$448,969	$—	$(416,527)	$32,447
Stock-based compensation	—	—	10,993	—	—	10,993
Exercise of warrants	600	—	7	—	—	7
Release of restricted stock units	567,453	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(166,690)	—	(929)	—	—	(929)
Issuance of common stock	19,429,177	3	41,275	—	—	41,278
Commitment fee for SEPA settled by common stock	465,117	—	1,061	—	—	1,061
Foreign currency translation adjustment	—	—	—	4	—	4
Net loss	—	—	—	—	(173,200)	(173,200)
Balances on September 30, 2022	74,082,289	$8	$501,376	$4	$(589,727)	$(88,339)

Balances on December 31, 2022	82,653,781	$9	$513,614	$6	$(646,340)	$(132,711)
Stock-based compensation	—	—	10,123	—	—	10,123
Exercise of stock options	250,000	—	335	—	—	335
Release of restricted stock units	1,606,791	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(303,655)	—	(587)	—	—	(587)
Issuance of common stock	72,171,861	7	182,803	—	—	182,810
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(188,298)	(188,298)
Balances on September 30, 2023	156,378,778	$16	$706,288	$3	$(834,638)	$(128,331)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(188,298)	$(173,200)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	10,123	10,993
Depreciation and amortization	7,316	3,847
Loss on debt extinguishment	3,510	942
Loss from write-down of property, plant and equipment	7,151	2,501
Amortization of right-of-use assets	737	635
Non-cash interest expense	3,820	704
Non-cash interest expense - related party	25,324	3,121
Loss (gain) on change in fair value of derivatives - related party	25,919	(12,094)
Commitment fee for SEPA agreement settled by common stock - related party	—	1,061
Other	5,554	2,690
Changes in operating assets and liabilities:
Prepaid expenses	1,474	1,677
Inventory	2,692	(10,217)
Accounts receivable	96	(488)
Vendor deposits	(4,044)	3,960
Contract assets	(471)	(2,626)
Accounts payable	(17,770)	22,047
Accrued expenses	12,258	5,949
Accounts payable and accrued expenses - related party	—	(1,200)
Interest payable - related party	2,706	1,590
Operating lease liabilities	(830)	(528)
Contract liabilities	(565)	572
Note payable	—	(19,637)
Other	(4,280)	(1,428)
Net cash used in operating activities	(107,578)	(159,129)

Cash flows from investing activities
Investment in notes receivable	—	(261)
Purchases of property, plant and equipment	(21,186)	(18,778)
Net cash used in investing activities	(21,186)	(19,039)

Cash flows from financing activities
Principal payments on finance lease obligations	(93)	(6)
Proceeds from exercise of options	442	—
Proceeds from exercise of public warrants	—	7
Proceeds from issuance of convertible notes - related party	48,050	7,225
Payment of debt issuance costs - related party	(1,116)	—
Proceeds received from the Term Loan, net of discount	—	92,783

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2023	2022
Payment of debt issuance costs	(3,046)	(12,703)
Proceeds from equipment financing facility	—	4,216
Repayment of equipment financing facility	(2,110)	(1,208)
Proceeds from issuance of common stock	81,897	29,139
Proceeds from issuance of common stock and warrants - related party	49,250	5,000
Payment of equity issuance costs - related party	(2,080)	—
Repurchase of shares from employees for income tax withholding purposes	(587)	(929)
Net cash provided by financing activities	170,607	123,524
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(1)

Net increase (decrease) in cash, cash equivalents and restricted cash	41,838	(54,645)
Cash, cash equivalents and restricted cash, beginning of the period	31,223	105,692
Cash, cash equivalents and restricted cash, end of the period	$73,061	$51,047

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$—	$1,492
Issuance of convertible notes for interest paid in kind	4,915	3,087
Fixed assets acquired with finance lease	125	—
Right-of-use operating lease assets in exchange for lease liabilities	363	2,112
Issuance of common stock upon settlement of Yorkville convertible notes	51,023	7,534
Accrued and unpaid debt issuance costs	—	5,231
Accrued and unpaid capitalized internal-use software	130	—

Supplemental disclosures
Cash paid for interest	$11,269	$2,490
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
As of the date the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the nine months ended September 30, 2023, the Company incurred a net loss of $188,298, incurred negative cash flows from operations of $107,578, and had an accumulated deficit of $834,638 as of September 30, 2023.
•As of September 30, 2023, the Company had $57,970 of unrestricted cash and cash equivalents available to fund the Company’s operations, no additional borrowings available to fund its operations under pre-existing financing arrangements (see Note 12, Borrowings) and working capital of $61,709, inclusive of $3,211 of outstanding debt that is currently scheduled to mature within the next twelve months beyond the issuance date.
•While the Company has available capacity under certain pre-existing arrangements to issue shares of the Company’s common stock, including the at-the-market (“ATM”) offering program, (see Note 18, Shareholders’ Deficit) to aid in funding the Company’s operations, the Company’s ability to secure such funding is dependent upon certain conditions, such as investors’ willingness to purchase the Company’s common stock and at a price that is acceptable to the Company. Accordingly, as of the issuance date there is no assurance the Company will be able to secure funding under these pre-existing arrangements or on terms that are acceptable to the Company.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Overview (cont.)
•Similarly, while the Company has historically been successful in raising additional outside capital to fund the Company’s operations, as of the issuance date no assurance can be provided the Company will be successful in obtaining additional outside capital or on terms that are acceptable to the Company. In this regard, the Company continues to progress through the Department of Energy (“DOE”) Loan Programs Office’s (“LPO”) process for its Title XVII loan. In August 2023, the DOE issued a Conditional Commitment Letter to the Company for a loan of an aggregate principal amount of up to $398,600 through the DOE’s Clean Energy Financing Program. Certain technical, legal, and financial conditions must be met and due diligence to the satisfaction of the DOE must be completed before the DOE enters into definitive financing documents with the Company and funds the loan. There can be no assurance that the Company will be able to secure such a loan or on terms that are acceptable to the Company.
•The Company is required to remain in compliance with a quarterly minimum financial liquidity covenant under its Senior Secured Term Loan Credit Agreement (“Senior Secured Term Loan”). While the Company was in compliance with this covenant as of September 30, 2023, and expects to remain in compliance as of December 31, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on March 31, 2024 and thereafter. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other nonfinancial covenants required by the Senior Secured Term Loan, and the Company is further unable to cure such noncompliance or secure a waiver, Atlas Credit Partners (ACP) Post Oak Credit I LLC may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company, and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
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
Recent Accounting Pronouncements
There were no new accounting standards or updates during the nine months ended September 30, 2023 that would have a material impact on the Company’s unaudited condensed consolidated financial statements.
3. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning, and extended warranty services. Product revenues, which are generally recognized at a point in time, and service revenues, which are generally recognized over time, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue	$662	$6,055	$9,586	$15,120
Service revenue	22	10	$182	$138
Total revenues	$684	$6,065	$9,768	$15,258
For the three months ended September 30, 2023, the Company had two customers that accounted for 51.4% and 35.5% of the total revenue and for the nine months ended September 30, 2023, we had one customer that accounted for 91.0% of the total revenue, respectively.
For the three months ended September 30, 2022, the Company had two customers that accounted for 86.5% and 13.4% of the total revenue and for the nine months ended September 30, 2022, we had one customer who accounted for 78.4% of the total revenue, respectively.
Lessor revenue
The Company leases battery energy storage systems to one customer through a sales-type lease with a 20-year term. No revenue was recognized from the sales-type lease for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recognized revenue of $0 and $1,166 from the sales-type lease, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Revenue Recognition (cont.)
Contract assets and Contract liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers. Contract assets, current and contract liabilities, current and long-term are included separately on the unaudited condensed consolidated balance sheets and contract assets, long-term are included under other assets.

	September 30, 2023	December 31, 2022
Contract assets	$2,471	$2,000
Contract liabilities	$4,241	$4,806
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
Contract assets increased by $471 during the nine months ended September 30, 2023 due to recognition of revenues for which invoicing has not yet occurred. Contract liabilities decreased by $565 during the nine months ended September 30, 2023, reflecting $3,534 of revenue recognized from customers, partially offset by $2,969 in customer advance payments during the nine months ended September 30, 2023 that was included in the contract liability balance at the beginning of the period.
Contract liabilities of $3,285 as of September 30, 2023 are expected to be recognized within the next twelve months and long-term contract liabilities of $956 are expected to be recognized as revenue over approximately the next one to two years. Contract assets of $2,401 as of September 30, 2023 are expected to be recognized within the next twelve months. Long-term contract assets of $70 are expected to be recognized as accounts receivable over approximately the next two years.
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
The following table reconciles reported amounts from the unaudited condensed consolidated balance sheets to cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated statements of cash flows:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$57,970	$38,431
Restricted cash (1)	3,439	1,885
Long-term restricted cash	11,652	10,731
Total cash, cash equivalents, and restricted cash	$73,061	$51,047
(1) Restricted cash, current.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

5. Inventory
The following table provides information about inventory balances:

	September 30, 2023	December 31, 2022
Raw materials	$20,093	$22,899
Work-in-process	475	361
Finished goods	—	—
Total inventory, net	$20,568	$23,260
6. Property, Plant and Equipment, Net
The following table provides information about property, plant and equipment, net balances:

	Estimated Useful lives	September 30, 2023	December 31, 2022
Equipment	5 to 10 years	$20,831	$23,653
Finance lease	5 years	504	379
Furniture	5 to 10 years	1,944	1,868
Leasehold improvements	Lesser of useful life/ remaining lease	7,285	6,303
Tooling	2 to 3 years	5,392	6,926
Total		35,956	39,129
Less: Accumulated depreciation		(15,620)	(11,960)
Total property, plant and equipment, net		$20,336	$27,169
Depreciation expense related to property, plant and equipment was $2,144 and $1,571 for the three months ended September 30, 2023 and 2022, respectively and $7,255 and $3,817 for the nine months ended September 30, 2023 and 2022, respectively.
7. Intangible Assets
Intangible assets include patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. The Company recorded amortization expense of $10 for the three months ended September 30, 2023 and 2022, respectively, and $30 for the nine months ended September 30, 2023 and 2022, respectively, related to patents.
During the nine months ended September 30, 2023, the Company capitalized $130 of costs for internal-use software. The software has a useful life and is amortized into the results of operations over 3 years. The Company recorded amortization expense of $11 and $31 for the three and nine months ended September 30, 2023, respectively, related to software.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8. Notes Receivable, Net and Variable Interest Entities (“VIEs”) Consideration (cont.)

The Company had notes receivable, net of $863 and $863 outstanding as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company recorded an allowance for expected credit loss from the notes receivable of $2 and $2, respectively.
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
9. Accrued Expenses
Accrued expenses were as follows:

	September 30, 2023	December 31, 2022
Accrued payroll	$4,501	$2,706
Warranty reserve (1)	4,895	3,836
Accrued legal and professional expenses	3,037	840
Provision for contract losses	4,797	2,561
Insurance premium payable, current	2,438	2,607
Other	5,402	2,809
Total accrued expenses	$25,070	$15,359
(1) Refer to the table below for the warranty reserve activity for the three and nine months ended September 30, 2023.

The following table summarizes warranty reserve activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warranty reserve - beginning of period	$4,421	$3,636	$3,836	2,112
Additions for current period deliveries	58	962	455	2,463
Changes in the warranty reserve estimate	416	—	1,124	1,321
Warranty costs incurred	—	(642)	(520)	(1,940)
Warranty reserve - end of period	$4,895	$3,956	$4,895	$3,956
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
For the three and nine months ended September 30, 2023, grant expense, net was $0 for both periods. For the three and nine months ended September 30, 2022, grant (income) expense, net was $0 and $4, respectively.
As of September 30, 2023 and December 31, 2022, the Company had grant receivables related to the CEC in the amounts of $245 and $263, which were included in other current assets on the unaudited condensed consolidated balance sheets, respectively. There was no deferred grant income as of September 30, 2023 and December 31, 2022. Related expenses incurred by the Company are offset against grant income earned or received from the CEC.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Government Grants (cont.)

Inflation Reduction Act of 2022 (“IRA”)
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. Starting in 2023, there are Production Tax Credits under Internal Revenue Code 45X (“PTC”), that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. These tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. In June 2023, the IRS issued temporary and proposed regulations related to applicable tax credit transferability and direct pay provisions of the Inflation Reduction Act. The Company has reviewed these regulations and believes they do not have a material impact on the financial statements.
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
The PTC is recorded as the applicable items are produced and sold. For the three and nine months ended September 30, 2023, the Company recognized PTC of $109 and $953 as a reduction of cost of goods sold on the unaudited condensed consolidated statement of operations and comprehensive income (loss), respectively. As of September 30, 2023, grant receivable related to the PTC in the amount of $953 is recorded in other assets on the unaudited condensed consolidated balance sheets.
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
AFG Convertible Notes
In January 2023, the Company issued and sold $13,750 of 26.5% Convertible Senior PIK Notes due 2026 (“AFG Convertible Notes”) to Great American Insurance Company, Ardsley Partners Renewable Energy, LP, CCI SPV III, LP, Denman Street LLC, John B. Bending Irrevocable Children’s Trust, John B. Berding, and AE Convert, LLC, a Delaware limited liability company managed by Russell Stidolph, a related party as Mr. Stidolph is a director of the Company (together, the “Purchasers”). In connection with the issuance and sale of the AFG Convertible Notes, the Company entered into an investment agreement (the “Investment Agreement”) with the Purchasers. Refer to Note 12, Borrowings, for additional information.
Warrants Liability
The Company has issued private placement warrants to various counterparties since the initial public offering (“IPO”), some of which are exercisable and outstanding as of September 30, 2023 and December 31, 2022. Refer to Note 13, Warrants Liability - Related Party, for additional information.

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
Standby Equity Purchase Agreement
On April 28, 2022, the Company entered into the SEPA. Pursuant to the SEPA, the Company had the right, but not the obligation, to sell to Yorkville shares of its common stock at the Company’s request. On August 23, 2023, the Company and Yorkville terminated the SEPA, as amended, by mutual written consent. See Note 12, Borrowings for pre-advance loans in form of convertible promissory notes and Note 18, Shareholders' Deficit for additional information.
12. Borrowings

The Company’s debt obligations at carrying value consist of the following related and third-party borrowings:

		September 30, 2023		December 31, 2022
	Maturity Date	Borrowing Outstanding	Carrying Value*	Borrowing Outstanding	Carrying Value*
2021 Convertible Notes Payable	June 2026	$112,442	$90,169	$109,167	$82,950
Senior Secured Term Loan	March 2026	100,000	84,537	100,000	81,616
AFG Convertible Note	June 2026	15,390	26,091	—	—
Equipment financing facility	April 2026	6,467	6,467	8,577	8,577
Yorkville Convertible Promissory Note	June 2023	—	—	2,000	2,688
Total borrowings		234,299	207,264	219,744	175,831
Current portion		3,211	3,211	5,560	5,560
Total borrowings, non-current		$231,088	$204,053	$214,184	$170,271
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
On February 1, 2023, the Company issued a convertible promissory note (the “February 2023 Promissory Note”) with an aggregate principal amount of $5,000 in a private placement to Yorkville under the Second Supplemental Agreement. The fair value of the February 2023 Promissory Note at issuance was $5,887, which was greater than the proceeds received. As such, the Company recorded the excess of fair value of the February 2023 Promissory Note over the proceeds received as interest expense in the amount of $987, which is reflected in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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
On March 17, 2023, the Company issued a convertible promissory note (the “March 2023 Promissory Note”) with an aggregate principal amount of $15,000 in a private placement to Yorkville under a third supplemental agreement to the SEPA. The fair value of the March 2023 Promissory Note at issuance was $20,665, which was greater than the proceeds received. As such, the Company recorded the excess of fair value of the March 2023 Promissory Note over the proceeds received as interest expense in the amount of $5,965, which is reflected in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
In March and April 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 8,641,918 shares of common stock to Yorkville, in order to offset all outstanding amounts owed to Yorkville under the March 2023 Promissory Note.
On April 10, 2023, the Company issued a convertible promissory note (the “April 2023 Promissory Note”) with an aggregate principal amount of $15,000 in a private placement to Yorkville under a fourth supplemental agreement to the SEPA. The fair value of the April 2023 Promissory Note at issuance was $25,319, which was greater than the proceeds received. As such, the Company recorded the excess of fair value of the April 2023 Promissory Note over the proceeds received as interest expense in the amount of $10,619, which is reflected in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
During the second quarter of 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 8,471,793 shares of common stock to Yorkville, in order to offset all outstanding amounts owed to Yorkville under the April 2023 Promissory Note.
The Company recognized a loss on debt extinguishment from the issuance of common stock from the Yorkville Convertible Promissory Notes of $3,510 for the nine months ended September 30, 2023, which is reflected in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
On August 23, 2023, the Company and Yorkville terminated the SEPA, as amended, by mutual written consent. At the time of termination, there were no outstanding borrowings, advance notices or shares of Common Stock to be issued under the SEPA. In addition, there were no fees due by the Company or Yorkville in connection with the termination of the SEPA.
Embedded derivatives- Yorkville Convertible Promissory Notes - Related party
The conversion feature for each of the Yorkville Convertible Promissory Notes discussed above did not qualify for the scope exception to derivative accounting, therefore bifurcation was required for each issuance. Upon extinguishment of each Yorkville Promissory Note, the embedded derivatives were adjusted to fair value. This remeasurement resulted in net gains of $6,922 for the nine months ended September 30, 2023, which is included in (loss) gain on change in fair value of derivatives - related party on the unaudited condensed consolidated statements of operations and comprehensive income (loss).
At September 30, 2023, there were no outstanding Yorkville Convertible Notes.

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
See Note 14, Fair Value Measurement for the assumptions used to determine the fair value of the embedded derivative as of September 30, 2023 and as of December 31, 2022. As of September 30, 2023 and December 31, 2022, the fair value of the embedded conversion feature was $786 and $918, respectively. The gain (loss) from the change in fair value of the embedded derivative conversion feature for the three months ended September 30, 2023 and 2022 amounted to $3,190 and $(369) and for the nine months ended September 30, 2023 and 2022 amounted to $248 and $11,304, respectively.
Interest expense recognized on the 2021 Convertible Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,686	$1,590	$4,960	$4,677
Amortization of debt discount	1,365	1,065	3,822	2,532
Amortization of debt issuance costs	132	104	371	281
Total	$3,183	$2,759	$9,153	$7,490

The balances for the 2021 Convertible Notes are as follows:

	September 30, 2023	December 31, 2022
Principal	$112,442	$109,167
Unamortized debt discount	(21,027)	(24,733)
Unamortized debt issuance costs	(2,032)	(2,402)
Embedded conversion feature	786	918
Aggregate carrying value	$90,169	$82,950
The Company is obligated to repay all contractual interest attributable to the 2021 Convertible Notes in-kind on a semi-annual basis, in accordance with the terms under the Senior Secured Term Loan. Therefore, as of September 30, 2023, and December 31, 2022, interest payable attributable to the 2021 Convertible Notes was $1,686 and $0, respectively.
AFG Convertible Notes - Related Party
On January 18, 2023, the Company entered into the Investment Agreement with the Purchasers relating to the issuance and sale to the Purchasers of $13,750 in aggregate principal amount of the Company’s AFG Convertible Notes.
Contractual Interest Rates - The AFG Convertible Notes bear interest at a rate of 26.5% per annum, which is entirely paid-in-kind. All interest payments are made through an increase in the principal amount of the outstanding AFG Convertible Notes or through the issuance of additional notes (such interest is referred to herein as “PIK Interest”). Interest on the AFG Convertible Notes is payable semi-annually in arrears on June 30 and December 30, commencing on June 30, 2023. It is expected that the Notes will mature on June 30, 2026, subject to earlier conversion, redemption or repurchase.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Conversion Rights - The AFG Convertible Notes are convertible at the option of the holder (the “Conversion Option”) at any time until the business day prior to the maturity date, including in connection with a redemption by the Company. The AFG Convertible Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share, based on an initial conversion price of approximately $1.67 per share subject to customary anti-dilution and other adjustments. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof.
Optional Redemption - On or after June 30, 2024, provided that the Company has obtained stockholder approval, the AFG Convertible Notes are redeemable by the Company in the event that the closing sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice. The redemption price will be equal to the then current principal amount of the AFG Convertible Notes (inclusive of all PIK Interest), plus the aggregate amount of all interest payments on the AFG Convertible Notes that the holders of the AFG Convertible Notes to be redeemed would have been entitled to receive had the AFG Convertible Notes remained outstanding to the maturity date.
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
Embedded Derivative - The Conversion Option includes an exercise contingency, which requires the Company to obtain shareholder approval for conversions subject to the Exchange Cap. If shareholder approval is not obtained, following commercially reasonable efforts, the Company will be required to settle the conversion in excess of the Exchange Cap in cash. Since settlement in cash may be required in absence of shareholder approval, the embedded conversion feature fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded conversion feature is required to be bifurcated from the AFG Convertible Notes and accounted for at fair value at each reporting date, with changes in fair value recognized on the unaudited condensed consolidated statements of operations and comprehensive income (loss).
The embedded derivative is presented on the unaudited condensed consolidated balance sheet as a component of Convertible notes payable - related party. The fair value of the embedded derivative was $14,583 at September 30, 2023. The gain (loss) from the change in fair value of the embedded derivative for the three and nine months ended September 30, 2023 amounted to $24,208 and $(8,132), respectively. See Note 14, Fair Value Measurement for the assumptions used to determine the fair value of the embedded derivative as of September 30, 2023 and as of the date of issuance.
The fair value of the AFG Convertible Notes at issuance was $16,623, which was greater than the proceeds received. The Company recorded the difference of $2,873 as interest expense on the unaudited condensed consolidated statement of operations and comprehensive income (loss).

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Interest expense recognized on the AFG Convertible Notes is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2023
Contractual interest expense	$1,020	$2,659
Amortization of debt discount	192	550
Amortization of debt issuance costs	54	155
Total	$1,266	$3,364
The balance for the AFG Convertible Notes is as follows:

September 30, 2023
Principal	$15,390
Unamortized debt discount	(3,028)
Unamortized debt issuance costs	(854)
Embedded conversion feature	14,583
Aggregate carrying value	$26,091
The Company is obligated to repay all contractual interest attributable to the AFG Convertible Notes in-kind on a semi-annual basis, in accordance with the terms of the Investment Agreement. Therefore, as of September 30, 2023, interest payable attributable to the AFG Convertible Notes was $1,020.
Senior Secured Term Loan
On July 29, 2022, the Company entered into a $100,000 Senior Secured Term Loan Credit Agreement with Atlas Credit Partners (ACP) Post Oak Credit I LLC., as administrative agent for the lenders and collateral agent for the secured parties. As of September 30, 2023, the Company had total borrowings of $100,000 under the Senior Secured Term Loan.
The Senior Secured Term Loan is scheduled to mature on the earlier of (i) July 29, 2026, and (ii) 91 days prior to the current maturity date of the 2021 Convertible Notes of June 30, 2026. The Company has the right at any time to prepay any Borrowing in whole or in part in an amount of not less than $500.
The outstanding principal balance of the Senior Secured Term Loan bears interest, at the applicable margin plus, at the Company’s election, either (i) the benchmark secured overnight financing rate (“SOFR”), which is a per annum rate equal to (y) the Adjusted Term SOFR (as defined in the agreement) plus 0.2616%, or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (x) the Prime Rate (as defined in the agreement), (y) the NYFRB Rate (as defined in the agreement) plus 0.5% and (z) the SOFR. The applicable margin under the Credit Agreement is 8.5% per annum with respect to SOFR loans, and 7.5% per annum with respect to ABR loans. Interest on the Senior Secured Term Loan accrues at a variable interest rate, and interest payments are due quarterly. The Company may elect to convert SOFR Loans to ABR (and ABR Loans to SOFR). As of September 30, 2023, the interest rate in effect for the Senior Secured Term Loan for the third quarter of 2023 interest payment was 14.00%.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Concurrently, the Company entered into a Guarantee and Collateral Agreement which secures and guarantees the Senior Secured Term Loan with substantially all the assets of the Company and its subsidiaries, other than the Company’s equity interests in Hi-Power and assets of Hi-Power. Additionally, interest is required to be escrowed in an amount equal to the aggregate amount of the four immediately following interest payments owed on the Loans which was $11,652 at September 30, 2023. This escrowed and restricted cash is presented on a separate line item on the unaudited condensed consolidated balance sheets as long-term restricted cash.
The agreements also contain customary affirmative and negative covenants. They limit the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. Furthermore, the limitation on the Company’s ability to incur indebtedness also requires payment of principal and interest in kind on the 2021 Convertible Notes. While the Company was in compliance with this covenant as of September 30, 2023 and currently expects to remain in compliance as of December 31, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on March 31, 2024 and thereafter (see Note 1, Overview for further discussion).
The following table summarizes interest expense recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$3,540	$1,861	$10,366	$1,861
Amortization of debt discount	105	53	297	53
Amortization of debt issuance costs	929	495	2,624	495
Total	$4,574	$2,409	$13,287	$2,409
The Senior Secured Term Loan balance is as follows:

	September 30, 2023	December 31, 2022
Principal	$100,000	$100,000
Unamortized debt discount	(1,569)	(1,866)
Unamortized debt issuance costs	(13,894)	(16,518)
Aggregate carrying value	$84,537	$81,616
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
As of September 30, 2023 and December 31, 2022, total equipment financing debt outstanding was $6,467 and $8,577, respectively of which $3,211 and $2,872 are recorded as a current liability on the unaudited condensed consolidated balance sheets, respectively. The Company recognized $265 and $190 for the three months ended September 30, 2023 and 2022, and $874 and $615 for the nine months ended September 30, 2023 and 2022 as interest expense attributable to the equipment financing agreement, respectively.
13. Warrants Liability - Related Party
The Company issued private placement warrants to purchase shares of common stock to the sponsor of B. Riley Principal Merger Corp. II (“BMRG”) in conjunction with its initial public offering in 2020 (the “IPO warrants”). As of September 30, 2023 and December 31, 2022, BMRG had 274,400 and 325,000 IPO warrants outstanding, respectively, with fair values of $114 and $78, respectively.
In April 2023, the Company issued 16,000,000 shares of common stock and 16,000,000 private placement warrants to purchase shares of common stock, and in May 2023, the Company issued another 3,601,980 shares of common stock and 3,601,980 private placement warrants to purchase shares of common stock. The proceeds from the April 2023 and May 2023 Transactions were $40,000, and $8,000, respectively. The fair value of the warrants and common stock for the April 2023 and May 2023 Transactions at issuance was $66,366 and $13,267, respectively, which was greater than the proceeds. As such, the Company recorded the excess as losses in the amounts of $26,366 and $5,267, respectively, as a component of (loss) gain on change in fair value of derivatives - related party in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).
The warrants issued as part of the April 2023 Transaction and May 2023 Transaction (“April 2023 warrants” and “May 2023 warrants”, respectively) are classified as Level 3 financial instruments in the fair value hierarchy (refer to Note 15, Fair Value Measurement). As of September 30, 2023, the April 2023 and May 2023 warrants were outstanding with fair values of $18,415 and $4,425, respectively.
For all warrants in aggregate, the change in fair value for the three and nine months ended September 30, 2023 amounted to decreases in the liability of $34,406 and $6,677, respectively. The change in fair value for the three and nine months ended September 30, 2022 amounted to $(47) and $790, respectively. These changes have been recognized in (loss) gain on change in fair value of derivatives - related party in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)
The table below summarizes the fair values of certain liabilities that are included within the Company’s accompanying unaudited condensed consolidated balance sheets, and their designations among the three fair value measurement categories:

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrants	$—	$114	$22,840	$—	$78	$—
Embedded derivatives	$—	$—	$15,369	$—	$—	$1,945
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

April 2023 warrants	September 30, 2023	April 12, 2023
Time to expiration	5.04 years	5.51 years
Common stock price	$2.15	$2.61
Risk-free interest rate	4.6%	3.4%
Volatility	70.0%	70.0%

May 2023 warrants	September 30, 2023	May 15, 2023
Time to expiration	4.79 years	5.17 years
Common stock price	$2.15	$2.31
Risk-free interest rate	4.6%	3.4%
Volatility	70.0%	70.0%
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)

2021 Convertible Notes Payable	September 30, 2023	December 31, 2022
Term	2.75 years	3.5 years
Dividend yield	—%	—%
Risk-free interest rate	4.8%	4.1%
Volatility	70.0%	80.0%
Effective debt yield	40.0%	25.0%

AFG Convertible Notes Payable	September 30, 2023	January 18, 2023
Term	2.75 years	3.5 years
Dividend yield	—%	—%
Risk-free interest rate	4.8%	3.6%
Volatility	70.0%	70.0%
Effective debt yield	40.0%	40.0%
Level 3 liabilities are measured at fair value on a recurring basis using significant unobservable inputs. The following table summarizes the changes in the fair value of liabilities that are included within the Company’s accompanying unaudited condensed consolidated balance sheets and are designated as Level 3:

Level 3	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Embedded derivatives
Balance at beginning of the period	$42,767	$707	$1,945	$12,359
Additions	—	—	42,191	21
Loss (gain) on change in fair value of derivatives - related party	(27,398)	369	(28,767)	(11,304)
Balance at end of the period	$15,369	$1,076	$15,369	$1,076

Warrants
Balance at beginning of the period	$56,905	$—	$—	$—
Additions	—	—	29,553	—
Gain on change in fair value of derivatives - related party	(34,065)	—	(6,713)	—
Balance at end of the period	$22,840	$—	$22,840	$—

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)
The estimated fair value of financial instruments not carried at fair value in the unaudited condensed consolidated balance sheets was as follows:

	Level in Fair Value Hierarchy	September 30, 2023		December 31, 2022
		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	3	$863	$703	$863	$677
2021 Convertible Notes*	3	90,169	53,997	82,950	62,421
Senior Secured Term Loan	3	84,537	54,256	81,616	77,576
AFG Convertible Notes*	3	26,091	27,451	—	—
Equipment financing facility	3	6,467	2,877	8,577	6,282
Yorkville Convertible Notes*	3	—	—	2,688	2,908
Total		$208,127	$139,284	$176,694	$149,864
*Includes the embedded derivative liabilities.
15. Commitments and Contingencies
Lease Commitments
The Company has lease commitments under lease agreements. As of September 30, 2023, future lease payments amounted to $5,736.
Minimum Volume Commitment
In June 2022, the Company entered into a long-term supply agreement with a minimum volume commitment with a third party, which provides services to process certain raw materials. Any purchase order issued under this supply agreement will be non-cancellable. To the extent the Company fails to order the guaranteed minimum volume defined in the contract at the end of the term, the Company is required to pay the counterparty an amount equal to the shortfall, if any, multiplied by a fee. As of September 30, 2023, the Company had open purchase commitments of $148 under this agreement. The Company believes it will meet the minimum volume commitment and no shortfall penalty has been accrued as of as of September 30, 2023.
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
Class Action Complaints
On March 8, 2023, Plaintiff Richard Delman filed a class action complaint (the “March Complaint”) in the Court of Chancery of the State of Delaware. The March Complaint names certain of the Company’s former directors as defendants. Neither the Company nor Eos Energy Storage LLC was named as a defendant in the March Complaint, but each was identified as a relevant non-party and the Company owes certain indemnification obligations relating to the lawsuit to the Company’s former directors. Although the Company is unable to predict the final outcome or estimate a potential range of loss at this stage of the proceedings, the Company accrued $722 for the probable loss included in accrued expenses on the condensed consolidated balance sheets as of September 30, 2023.
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
16. Stock-Based Compensation
Our stock-based compensation expense is associated with restricted stock units (“RSU”s) and stock options. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. Stock options generally have a term of five to ten years and vest over periods ranging from three months to five years. RSUs generally vest over periods from three to four years. For awards with performance conditions, stock-based compensation expense is recognized on a straight-line basis based on management’s estimation of achievement of performance conditions. The estimated performance conditions primarily relate to achievement of sales and financing targets. In June 2023, the Company modified 550,000 performance-based stock options that were issued in June 2022 and December 2022 by extending the period to meet certain performance conditions. During the three months ended September 30, 2023, all performance conditions were met for these 550,000 options, therefore accelerating the vesting and respective expense.
Stock-based compensation expense included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$1,048	$1,357	$2,027	$2,778
Restricted stock units	3,408	2,259	8,096	8,215
Total	$4,456	$3,616	$10,123	$10,993

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

16. Stock-Based Compensation (cont.)
The stock compensation expense has been recorded in cost of goods sold, research and development expenses, and selling, general and administrative expenses.
As of September 30, 2023, total unrecognized compensation expense was $18,489 of which $17,860 was attributable to unvested RSUs and $629 was attributable to unvested stock options. Compensation expense for these unvested awards is expected to be recognized over a weighted-average remaining vesting period of 0.4 years for stock options and 2.2 years for RSUs.
17. Income Taxes
For the three and nine months ended September 30, 2023, income tax expense was $13 and $25, respectively, related to taxable earnings from the Company’s foreign operations. For the three and nine months ended September 30, 2022, income tax expense was $110 and $45, respectively. The income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes. This is due to non-taxable income, foreign operations, and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.
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
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at September 30, 2023 and December 31, 2022 due to cumulative losses. Therefore, the Company has a valuation allowance against its net U.S. deferred tax assets.
As of September 30, 2023 and December 31, 2022, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is not currently under examination by any taxing jurisdiction, and none of the uncertain tax positions are expected to reverse within the next 12 months.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Shareholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 300,000,000 shares of common stock at $0.0001 par value. The holders of the Company’s common stock are entitled to one vote for each share held. At September 30, 2023 and December 31, 2022, there were 156,378,778 and 82,653,781 shares of common stock issued and outstanding.
April 2023 Transaction and May 2023 Transactions
As discussed in Note 13, Warrants Liability - Related Party, the April 2023 Transaction consisted of issuance of 16,000,000 shares of common stock at a price of $2.50 per share. The Company also issued 16,000,000 private placement warrants to purchase 16,000,000 shares of common stock. The warrants have an exercise price of $3.14 per share, became exercisable in October 2023 and expire five and one-half years from the date of issuance.
The May 2023 Transaction consisted of issuance of 3,601,980 shares of common stock at a price of $2.221 per share. The Company also issued 3,601,980 private placement warrants to purchase 3,601,980 shares of common stock. The warrants have an exercise price of $2.50 per share, and became exercisable in July 2023. The warrants expire five years from the date they were initially exercisable.
Treasury Stock
The Company recorded treasury stock of $136 and $77 for the three months ended September 30, 2023 and 2022 and $587 and $929 for the nine months ended September 30, 2023 and 2022 for shares withheld from employees to cover the payroll tax liability of RSUs vested, respectively. The treasury stock was immediately retired.
Public Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company’s common stock in a public offering on May 22, 2020 (the “Public Warrants”). Each Public Warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. There were no Public Warrants exercised during the three and nine months ended September 30, 2023. There were 600 Public Warrants exercised during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, there were 7,052,254 and 7,001,654 public warrants outstanding, respectively.
Standby Equity Purchase Agreement
On April 28, 2022, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, as amended, the Company has the right, but not the obligation, to sell to Yorkville up to $75,000 of shares of its common stock at the Company’s request at any time during the commitment period, which commenced on April 28, 2022 and will end on the earlier of (i) May 1, 2024, or (ii) the date on which Yorkville shall have made payment of advances requested by the Company totaling up to the commitment amount of $75,000. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of common stock with an aggregate value of up to $20,000. The SEPA provides for shares to be sold to Yorkville at 97.0% of market price. Pursuant to the terms and conditions set forth in the SEPA, 465,117 shares were issued to Yorkville in April 2022 as consideration for its irrevocable commitment to purchase shares of common stock. The fair value of these shares of $1,061 was recorded as other expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
During the nine months ended September 30, 2023, total funds raised under the SEPA, inclusive of proceeds received from the Yorkville Convertible Promissory Notes, were $35,550. During the nine months ended September 30, 2023, total shares issued under the SEPA were 23,630,937.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Shareholders’ Deficit (cont.)
During the nine months ended September 30, 2022, total funds raised under the SEPA, inclusive of proceeds received from the Yorkville Convertible Promissory Notes, were $12,350. During the nine months ended September 30, 2022, total shares issued under the SEPA were 7,826,719.
On August 23, 2023, the Company and Yorkville terminated the SEPA, as amended, by mutual written consent. At the time of termination, there were no outstanding borrowings, advance notices or shares of Common Stock to be issued under the SEPA. In addition, there were no fees due by the Company or Yorkville in connection with the termination of the SEPA.
At-the-Market Offering Program
On August 5, 2022, the Company entered into the Sales Agreement with Cowen and Company LLC (“Cowen”), with respect to an ATM offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $100,000 (the “Placement Shares”) through Cowen as its sales agent and/or principal. On August 23, 2023, Amendment No. 1 to the ATM increased the maximum aggregate offering price from $100,000 to $200,000.
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
During the three and nine months ended September 30, 2023, the Company sold 28,938,944 shares raising proceeds of $81,897, net of fees paid to Cowen, at an average selling price of $2.74 per share.

19. Earnings Per Share

The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023	2022
Net income (loss) for basic earnings per share	$14,932	$(70,722)
Effect of potentially dilutive shares:
Adjustment for interest on Convertible Notes	4,449	—
Adjustment for fair value gains on embedded derivatives for Convertible Notes	(27,398)	—
Net loss for diluted earnings per share	$(8,017)	$(70,722)

Weighted-average basic common shares outstanding	138,005,222	63,065,884
Dilutive effect of Convertible Notes	14,836,450	—
Dilutive effect of April and May Warrants	1,344,677	—
Dilutive effect of Restricted Stock Units	1,142,184	—
Dilutive effect of Stock Options	996,751	—
Weighted-average dilutive common shares outstanding	156,325,284	63,065,884

Earnings per share:
Basic	$0.11	$(1.12)
Diluted	$(0.05)	$(1.12)

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Earnings Per Share (cont.)
Basic net earnings per share (“EPS”) is calculated by dividing net earnings attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable period. Diluted EPS is computed using the treasury stock method for warrants, stock options, and restricted stock units; and the if-converted method for convertible notes.
For the three months ended September 30, 2023, the following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

Three Months Ended September 30, 2023
Public and private placement warrants	7,326,654
Stock options	1,585,056
Since the Company incurred a net loss for the three months ended September 30, 2022, as well as the nine months ended September 30, 2023 and 2022, the potential dilutive shares from stock options, restricted stock units, warrants, and Convertible Notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted-average shares for the three months ended September 30, 2022, as well as the nine months ended September 30, 2023 and 2022. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the three months ended September 30, 2022, as well as the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,	Three and Nine Months Ended September 30,
	2023	2022
Stock options and restricted stock units	9,239,612	7,934,865
Public and private placement warrants	26,928,634	7,326,654
Convertible Notes (if converted)	14,836,450	5,298,396
20. Subsequent Events
The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, including the financial statements and notes thereto.
Overview
The Company offers an innovative Znyth™ aqueous zinc battery energy storage system designed to provide the operating flexibility to manage increased grid complexity deriving from an overall increase in renewable energy generation and a congested grid coming from an increase in electricity demand growth. The Company’s battery energy storage system is based on a chemistry with accessible non-precious earth components in a durable, safe, scalable and sustainable design that delivers results in a wide variety of temperatures and conditions. Manufactured in the United States, the Company’s battery energy storage system is the core of the Company’s innovative systems that today provide utilities, independent power producers, renewables developers, and C&I customers with a reliable energy storage alternative for 3- to 12-hour discharge durations. The Company’s innovative spirit extends to its manufacturing strategy, which includes proprietary equipment and processes that allow the Company to scale quickly and with a lower capital intensity than other similar technologies. The Company believes its technology will continue to reduce cost and improve the operating efficiency and competitiveness of its battery energy storage systems.
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
Strategy
The Company continues to invest in the design, development, and production of its next generation product, the Eos Z3™ battery, which builds off the same electrochemistry that has not fundamentally changed for the better part of a decade. The next generation Eos Z3 battery is designed to reduce cost and weight while improving manufacturability and system performance. The Eos Z3 battery is more cost-effective and has a simpler tub design with 50% fewer cells and 98% fewer welds per battery module, compared to Gen 2.3. The Company currently expects the Eos Z3 BESS will give customers the benefit of two times the energy density per square foot with the same safety and reliability as the previous generation battery. The Eos Z3 transition is fully underway, and the first semi-automated battery manufacturing line is installed and has started commercial production. Eos Z3 batteries utilize the same chemistry, which has over 3 million cycles, and incorporates a new mechanical design aimed at improving performance, lowering cost and increasing manufacturability. The Company delivered its first customer orders from this line in the third quarter. Eos’s progression to the Eos Z3 battery incorporates valuable lessons learned from the past 15 years into a new system design which the Company expects to result in efficiencies as it develops its new state-of-the-art manufacturing line.
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

Regulatory Landscape
U.S. Department of Energy (“DOE”)
In August 2023, the DOE issued a Conditional Commitment Letter to the Company for a loan of an aggregate principal amount of up to $398.6 million through the DOE’s Clean Energy Financing Program. The Conditional Commitment Letter follows an extensive technical, financial and commercial due diligence process by the DOE. If finalized, the loan is expected to fund 80% of eligible costs of the Company’s planned manufacturing expansion in Turtle Creek, Pennsylvania.
Eligible costs include capital expenditures and other costs associated with ramping up the manufacturing lines and facility, for example start-up and shakedown costs, as well as certain material and labor costs before efficiencies are met. The Company is working to finalize the loan documents with the DOE and to fulfill certain conditions precedent. Eos is spending eligible costs now that would be reimbursable at first funding.
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
•For the nine months ended September 30, 2023, the Company recognized $1.0 million of grant income related to the IRA PTC.
•On August 23, 2023, the Company and Yorkville terminated the SEPA, as amended, by mutual written consent. At the time of termination, there were no outstanding borrowings, advance notices or shares of Common Stock to be issued under the SEPA. In addition, there were no fees due by the Company or Yorkville in connection with the termination of the SEPA.
•In August 2023, the Company selected ACRO Automation Systems to partner in the design, development, and implementation of its state-of-the-art high output manufacturing lines. ACRO is a recognized leader in high-speed, custom designed, automated manufacturing systems.

Results of Operations
Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue	$684	$6,065	(5,381)	(89)%	$9,768	$15,258	(5,490)	(36)%
The Company generates revenues from the delivery of its battery energy storage systems (“BESS”) and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
Revenue decreased by $5.4 million, or 89% from $6.1 million for the three months ended September 30, 2022 to $0.7 million for the three months ended September 30, 2023. Revenue decreased by $5.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. The reduction in revenues for the three and nine months ended September 30, 2023 was due to reduced production and deliveries from the shift to next generation Eos Z3TM technology.
Cost of goods sold

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of goods sold	$21,262	$50,025	(28,763)	(57)%	$59,448	$122,468	(63,020)	(51)%
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
Cost of goods sold decreased by $28.8 million, or 57% from $50.0 million for the three months ended September 30, 2022 to $21.3 million for the three months ended September 30, 2023. Cost of goods sold decreased by $63.0 million, or 51% from $122.5 million for the nine months ended September 30, 2022 to $59.4 million for the nine months ended September 30, 2023. Cost of goods sold decreased for the three and nine months ended September 30, 2023 mainly due to lower BESS shipments in 2023, partially offset by increases in commissioning cost and idle factory costs.
Research and development expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
R&D expenses	$3,228	$4,462	(1,234)	(28)%	$13,699	$14,889	(1,190)	(8.0)%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation, and amortization of intangible assets. Eos Z3TM battery test results show improved performance at a projected lower system cost than the Company’s current product configuration.
Research and development costs decreased by $1.2 million or 28% from $4.5 million for the three months ended September 30, 2022 to $3.2 million for the three months ended September 30, 2023. The decrease in research and development costs was primarily driven by a decrease of $1.7 million for materials and supplies, partially offset by increases of $0.4 million in stock compensation costs and $0.2 million in payroll and personnel costs.

Research and development costs decreased by $1.2 million or 8.0% from $14.9 million for the nine months ended September 30, 2022, to $13.7 million for the nine months ended September 30, 2023. The decrease in research and development costs was primarily driven by decreases of $2.0 million for outside professional services, partially offset by increases of $0.3 million for materials and supplies, $0.2 million in payroll and personnel costs and $0.2 million of facility costs.
Selling, general and administrative expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
SG&A expenses	$13,076	$14,651	(1,575)	(11)%	$40,169	$48,045	(7,876)	(16)%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing, and public company costs.
Selling, general and administrative expenses decreased by $1.6 million or 11% from $14.7 million for the three months ended September 30, 2022 to $13.1 million for the three months ended September 30, 2023. The decrease was primarily driven by decreases in outside consulting expenses of $2.3 million and payroll and personnel costs of $0.4 million, partially offset by increases in facility costs of $0.5 million and legal and professional costs of $0.5 million.
Selling, general and administrative expenses decreased by $7.9 million or 16% from $48.0 million for the nine months ended September 30, 2022 to $40.2 million for the nine months ended September 30, 2023. The decrease was primarily driven by decreases in outside consulting expenses of $6.8 million, legal and professional costs of $0.6 million, stock compensation costs of $0.7 million and duties and fees of $0.7 million, partially offset by increases in facility costs of $0.7 million and payroll and personnel costs of $0.4 million.
Loss from write-down of property, plant and equipment

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Loss from write-down of property, plant and equipment	$955	$496	$7,151	$2,501
The Company incurred a loss of $1.0 million and $0.5 million from write-down of property, plant and equipment for the three months ended September 30, 2023 and 2022, respectively, and a loss of $7.2 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively, due to higher write-offs in 2023 for disposal of equipment and tooling that was used for manufacturing of Gen 2.3 BESS, but cannot be repurposed for the next generation Eos Z3 battery production.
Interest expense, net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense, net	$(4,994)	$(2,766)	$(14,709)	$(3,388)
Interest expense includes accrued interest and the amortization of debt issuance cost and the debt discount. Interest expense, net increased by $2.2 million and $11.3 million for the three and nine months ended September 30, 2023, respectively. These increases are a result of interest recognized on the Senior Secured Term Loan and the equipment financing facility.
Interest expense - related party

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense, related party	$(4,449)	$(2,960)	$(32,962)	$(7,798)

Interest expense, related party includes accrued interest and the amortization of debt issuance cost and debt discount. Interest expense - related party increased by $1.5 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and increased by $25.2 million for the nine months ended September 30, 2023, compared to the nine months September 30, 2022.
The increase for the three months ended September 30, 2023 was primarily due to interest on the AFG Convertible Notes, as they were issued in 2023.
For the nine months ended September 30, 2023, in addition to the interest expense from the 2021 Convertible Notes and the AFG Convertible Notes, the Company recognized losses from the issuance of Yorkville Convertible Promissory Notes and the AFG Convertible Notes whose fair value exceeded proceeds at issuance.
The day 1 losses recognized in interest expense, related party for the nine months ended September 30, 2023 were due to:
•The Yorkville Convertible Promissory Notes in the amount of $17.6 million.
•The AFG Convertible Notes in the amount of $2.9 million.
See Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
Gain (loss) on change in fair value of derivatives - related party

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Change in fair value, embedded derivative - related party	$27,398	$(369)	$(962)	$11,304
Change in fair value, warrants liability - related party	34,406	(47)	(24,957)	790
Gain (loss) on change in fair value of derivatives - related party	$61,804	$(416)	$(25,919)	$12,094
As discussed in Note 14, Fair Value Measurement, the embedded derivatives for the 2021 Convertible Notes, Yorkville Convertible Notes, the AFG Convertible Notes, as well as all warrants liabilities, are remeasured at fair value on each balance sheet date.
The change in the fair value, embedded derivatives - related party, for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, was largely a result of the change in the Company’s stock price.
The change in fair value, warrants liability- related party for the three months ended September 30, 2023 is mainly due to the gain on change in fair value for the April 2023 Warrants and the May 2023 Warrants (See Note 13, Warrants Liability- Related Party to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion).
The change in fair value, warrants liability- related party for the nine months ended September 30, 2023 is mainly due to:
•The day 1 loss for the April 2023 Transaction and the May 2023 Transaction in the amounts of $26.4 million and $5.3 million, respectively, partially offset by:
•A gain on change in fair value for the April 2023 Warrants and the May 2023 Warrants in the amounts of $6.1 million and $0.5 million, respectively. (See Note 13, Warrants Liability- Related Party to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion).

Loss on debt extinguishment

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Loss on debt extinguishment	$—	$(942)	$(3,510)	$(942)
The Company recognized a loss on debt extinguishment of — million and $3.5 million for the three and nine months ended September 30, 2023 from the issuance of common stock from the Yorkville Convertible Promissory Notes, respectively. See Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
Other income (expense)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Other income (expense)	$421	$41	$(474)	$(472)
Other income (expense) slightly increased by $0.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Other income (expense) remained flat for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Income tax expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Income tax expense	$13	$110	$25	$45
The Company incurred income tax expense for the three and nine months ended September 30, 2023 and 2022 in relation to the pre-tax income from the Company’s international subsidiaries.
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
As of the date the accompanying unaudited condensed consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the nine months ended September 30, 2023, the Company incurred a net loss of $188.3 million, incurred negative cash flows from operations of $107.6 million, and had an accumulated deficit of $834.6 million as of September 30, 2023.
•As of September 30, 2023, the Company had $58.0 million of unrestricted cash and cash equivalents available to fund the Company’s operations, no additional borrowings available to fund its operations under pre-existing financing arrangements (see Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report) and working capital of $61.7 million, inclusive of $3.2 million of outstanding debt that is currently scheduled to mature within the next twelve months beyond the issuance date.
•While the Company has available capacity under certain pre-existing arrangements to issue shares of the Company’s common stock, including the at-the-market (“ATM”) offering program, (see Note 18, Shareholders’ Deficit) to aid in funding the Company’s operations, the Company’s ability to secure such funding is dependent upon certain conditions, such as investors’ willingness to purchase the Company’s common stock and at a price that is acceptable to the Company. Accordingly, as of the issuance date there is no assurance the Company will be able to secure funding under these pre-existing arrangements or on terms that are acceptable to the Company.
•Similarly, while the Company has historically been successful in raising additional outside capital to fund the Company’s operations, as of the issuance date no assurance can be provided the Company will be successful in obtaining additional outside capital or on terms that are acceptable to the Company. In this regard, the Company continues to progress through the Department of Energy (“DOE”) Loan Programs Office’s (“LPO”) process for its Title XVII loan. In August 2023, the DOE issued a Conditional Commitment Letter to the Company for a loan of an aggregate principal amount of up to $398.6 million through the DOE’s Clean Energy Financing Program. Certain technical, legal, and financial conditions must be met and due diligence to the satisfaction of the DOE must be completed before the DOE enters into definitive financing documents with the Company and funds the loan. There can be no assurance that the Company will be able to secure such a loan or on terms that are acceptable to the Company.
•The Company is required to remain in compliance with a quarterly minimum financial liquidity covenant under its Senior Secured Term Loan Credit Agreement (“Senior Secured Term Loan”). While the Company was in compliance with this covenant as of September 30, 2023, and expects to remain in compliance as of December 31, 2023, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on March 31, 2024 and thereafter. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other nonfinancial covenants required by the Senior Secured Term Loan, and the Company is further unable to cure such noncompliance or secure a waiver, Atlas Credit Partners (ACP) Post Oak Credit I LLC may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company, and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
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
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During the nine months ended September 30, 2023, the Company closed on the following capital transactions:
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
•For the nine months ended September 30, 2023, total funds raised under the SEPA, inclusive of net proceeds received from the Yorkville Convertible Promissory Notes, were $35.6 million. See Note 18, Shareholders' Deficit to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
•Under the ATM offering program, for the nine months ended September 30, 2023, the Company sold 28,938,944 shares raising proceeds of $81.9 million, net of fees paid to Cowen, at an average selling price of $2.74 per share, included in the condensed consolidated statement of shareholders' equity.
Capital Expenditures
The Company expects capital expenditures and working capital requirements to increase as it seeks to execute its growth strategy. Total capital expenditures for the nine months ended September 30, 2023 and September 30, 2022 were $21.2 million and $18.8 million, respectively. We anticipate the remainder of 2023 spending to be used primarily for additional equipment, automation, and other infrastructure to expand the Company’s capacity to meet customer demand. The increase in capital expenditures was primarily driven by investment in the Eos Z3™ state of the art manufacturing line. The Company’s capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to: equipment requirements to support the next generation(s) of products, growth in customer backlog, the Company’s operating results and its ability to secure funding, and any adjustments to the Company’s operating plan necessary to respond to industry conditions, competition or unexpected events.
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
The following table summarizes the Company’s cash flows from operating, investing, and financing activities for the periods presented.

	Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change
Net cash used in operating activities	$(107,578)	$(159,129)	$51,551
Net cash used in investing activities	$(21,186)	$(19,039)	$(2,147)
Net cash provided by financing activities	$170,607	$123,524	$47,083
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.

Net cash used in operating activities of $107.6 million for the nine months ended September 30, 2023 was primarily driven by a net loss of $188.3 million, adjusted for non-cash items of $89.5 million, primarily related to write-down of property, plant and equipment, stock compensation expense, depreciation and amortization, non-cash interest expense, and changes in fair value of derivatives. The net cash outflows from changes in operating assets and liabilities was $8.7 million, primarily driven by decrease in accounts payable of $17.8 million and increase in vendor deposits of $4.0 million, partially offset by an increase in accrued expenses of $12.3 million.
Net cash used in operating activities was $159.1 million for the nine months ended September 30, 2022, was primarily driven by a net loss of $173.2 million, adjusted for non-cash items of $14.4 million, primarily related to stock compensation expense, depreciation and amortization, and changes in fair value of derivatives. The net cash outflows from changes in operating assets and liabilities was $0.3 million, primarily driven by decrease in notes payable of $19.6 million and increase in inventory of $10.2 million, partially offset by increases in accounts payable of $22.0 million and accrued expenses of $5.9 million, and a decrease in vendor deposits of $4.0 million.
Cash flows from investing activities:
Net cash flows used in investing activities for the nine months ended September 30, 2023 were composed of payments made for purchases of property, plant and equipment of $21.2 million.
Net cash flows used in investing activities for the nine months ended September 30, 2022 were primarily composed of payments made for purchases of property, plant and equipment of $18.8 million and notes receivable advanced to customers of $0.3 million.
Cash flows from financing activities:
Net cash provided by financing activities was $170.6 million for the nine months ended September 30, 2023. This was primarily due to the net proceeds received from the Yorkville Convertible Promissory Notes and AFG Convertible Notes of $48.1 million and from the issuance of common stock and warrants of $131.1 million. The proceeds were partially offset by equity issuance costs of $2.1 million, debt issuance costs related to the Yorkville Convertible Promissory Notes, AFG Convertible Notes and Senior Secured Term Loan of $4.2 million, payments on the equipment financing facility of $2.1 million and $0.6 million for share repurchases from employees for tax withholding purposes.
Net cash provided by financing activities was $123.5 million for the nine months ended September 30, 2022, primarily due to the net proceeds from the following transactions: Senior Secured Term Loan of $92.8 million, issuance of common stock of $34.1 million, issuance of convertible notes of $7.2 million, and an increase in the equipment financing facility of $4.2 million. The proceeds were partially offset by debt issuance costs related of $12.7 million, payments on the equipment financing facility of $1.2 million and payment for share repurchases from employees for tax withholding purposes of $0.9 million.
Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of September 30, 2023, this is comprised of the following:
•Open purchase obligations of $0.1 million, related to a supply purchase agreement with a minimum volume commitment. See Note 15, Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
•Future lease payments, including interest, under non-cancellable operating and financing leases of $5.7 million. The leases expire at various dates prior to 2028. See Note 15, Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
•Principal and Interest payments related to the following debt obligations (see Note 12, Borrowings to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report):

Future Debt Payments
2021 Convertible Notes Payable - due June 2026 (1)	$134,261
AFG Convertible Notes - due June 2026 (1)	32,468
Senior Secured Term Loan - due March 2026	135,000
Equipment financing facility - due April 2025 and April 2026	7,574
Total	$309,303

(1) As of September 30, 2023, the Company is obligated to repay future contractual interest payments for the 2021 Convertible Notes and AFG Convertible Notes in-kind.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk exposures for the nine months ended September 30, 2023, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, and consistent with the evaluations previously reported in prior periods, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 because of material weaknesses resulting from lack of a formalized internal control framework in accordance with COSO, inadequate segregation of duties in the financial reporting process, lack of review and approval of journal entries, and a lack of management review controls.
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
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no additional material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022 and our quarterly report on Form 10-Q for the period ended June 30, 2023. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.1	May 19, 2022

10.1	Amendment No. 1 to Common Stock Sales Agreement, dated August 23, 2023, by and between Eos Energy Enterprises, Inc. and Cowen and Company, LLC	Form 8-K	File No. 001-39291	10.1	August 23, 2023

10.2	Master Supply Agreement, dated August 23, 2023, by and between HI-POWER, LLC and ACRO Automation Systems, Inc.	Form 8-K	File No. 001-39291	10.2	August 23, 2023

10.3	Employment Agreement, dated August 27, 2023, by and between the Company and Sumeet Puri	Form 8-K	File No. 001-39291	10.1	August 28, 2023

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

EOS ENERGY ENTERPRISES, INC.

Date: November 6, 2023	By:	/s/ Joseph Mastrangelo
	Name:	Joseph Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Nathan Kroeker
	Name:	Nathan Kroeker
	Title:	Chief Financial Officer (Principal Financial Officer)