Form 10-K
period 2023-12-31
Eos Energy Enterprises, Inc.
filed 2024-03-04
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was approximately $522.2 million based upon the closing sale price of our common stock of $4.34 on that date. As of February 27, 2024, there were 202,645,716 shares of the registrant’s common stock issued and outstanding.

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
•our customers' ability to secure project financing;
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
The Company designs, develops, manufactures, and markets innovative zinc-based energy storage solutions for utility-scale, microgrid, and commercial & industrial (“C&I”) applications. We believe that our batteries have the potential to emerge as a leading alternative to Lithium-ion (“Li-ion”) batteries for such long-duration applications. The Company has developed a broad range of intellectual property with multiple patents covering unique battery chemistry, mechanical product design, energy block configuration and a software operating system (Battery Management System or "BMS"). The BMS software uses proprietary Eos-developed algorithms and includes ambient and battery temperature sensors, as well as voltage and electric current sensors for the electrical strings and the system. The Company currently focuses on manufacturing and selling turn-key direct current ("DC") battery energy storage systems. The Company plans to develop a turn-key alternating current ("AC") system. The Company’s primary applications focus on integrating battery storage solutions with: (1) renewable energy systems that are connected to the utility power grid; (2) renewable energy systems that are not connected to the utility power grid; (3) storage systems utilized to relieve congestion; and (4) storage systems to assist C&I customers in reducing their peak energy usage or participating in the utilities ancillary and demand response markets. The Company has a manufacturing facility in Turtle Creek, Pennsylvania to produce DC energy blocks with an integrated BMS. The Company’s primary market is North America. The Company has one operating and reportable segment.

Principal Products and Services
The Company offers an innovative Znyth™ technology battery energy storage system ("BESS") designed to provide the operating flexibility to manage increased grid complexity and price volatility resulting from an overall increase in renewable energy generation and a congested grid coming from an increase in electricity demand growth. The Company’s BESS is a validated chemistry with accessible non-precious earth components in a durable design that is intended to deliver results in even the most extreme temperatures and conditions. The system is designed to be safe, flexible, scalable, sustainable and manufactured in the United States, using raw materials primarily sourced in the United States. We believe the Company’s flagship Gen 2.3™ battery module and its newest Z3™ battery module ("Z3") are the core of its innovative systems. The Z3 battery module is the only US designed and manufactured battery module that today provide utilities, independent power producers, renewables developers, and C&I customers with an alternative to lithium-ion and lead-acid monopolar batteries for critical 3- to 12-hour discharge duration applications. We believe the Z3 battery will transform how utility, industrial, and commercial customers store power.

In addition to its BESS, the Company currently offers: (a) a BMS which provides a remote asset monitoring capability and service to track the performance and health of the Company’s BESS and to proactively identify future system performance issues through predictive analytics; (b) project management services to ensure the process of implementing the Company’s BESS are coordinated in conjunction with the customer’s overall project plans; (c) commissioning services that ensure the customer’s installation of the BESS meets the performance expected by the customer; and (d) long-term maintenance plans to maintain optimal operating performance of the Company’s systems.
Availability of Raw Materials
While we believe we have sufficient sources for the materials, components, services and supplies used in our manufacturing activities, we are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers. The predominant raw materials that are required for our Z3™ battery product are zinc halide salts, felt, resin, titanium, and conductive polymer.
We use both domestic and international raw materials suppliers to create our Gen 2.3 battery module, as well as the next generation Z3 battery module. We will continue to focus on domesticating our supply chain in an economically sustainable manner.
Additionally, based on the latest Internal Revenue Service ("IRS") guidance, the Company believes that our current Gen 2.3 battery module and our next generation Z3 battery module feature raw materials sourcing sufficient to qualify for the Domestic Content Bonus awarded by the Inflation Reduction Act’s ("IRA") tax credits.
Industry Overview
We believe that energy storage is on the verge of wide-scale global deployment, becoming a critical element of a low-carbon, flexible, resilient future electric grid. In the past several years, there has been a dramatic increase of variable renewable generation in the U.S. power sector, and we expect significant growth in the future. At the same time, there have been significant cost declines in energy storage technologies (particularly batteries) over the past few years, and cheaper energy storage technologies are under development. These converging factors have increased attention on the potential role of energy storage as a critical asset for decarbonization and reliable electricity for the evolving grid. Additionally, there are significant government incentives, such as the recently enacted IRA, that includes significant tax credits, that the Company will benefit from in the near future. See Regulations section in Item 1 - Business.
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

Strategy
The Company continues to invest in the design, development, and production of its next generation product, the Eos Z3 battery, which builds off the same electrochemistry that has not fundamentally changed for the better part of a decade. The next generation Eos Z3 battery is designed to reduce cost and weight while improving manufacturability and system performance. The Eos Z3 battery is more cost-effective and has a simpler tub design with 50% fewer cells and 98% fewer welds per battery module, compared to Gen 2.3. The Company currently expects the Eos Z3 battery will give customers the benefit of two times the energy density per square foot with the same safety and reliability as the previous generation battery. The Eos Z3 transition is fully underway, and the first semi-automated battery manufacturing line is installed and has started commercial production. Eos Z3 batteries utilize the same chemistry, which has over 3 million cycles, and incorporate a new mechanical design aimed at improving performance, lowering cost and increasing manufacturability.

The Company started delivery of its Z3™ battery modules in the third quarter of 2023. The Z3 battery incorporates valuable lessons learned from the past 15 years into a new system design which the Company expects to result in efficiencies as it develops its new state-of-the-art manufacturing line.
The Company believes the simplicity, flexibility, and safety of our products are what the market desires. In addition, we understand that the Inflation Reduction Act gives us a competitive advantage with production tax credits (“PTC”) that can be claimed on battery components manufactured domestically, in addition to a tax credit for customers for projects that satisfy domestic content requirements. See Regulations section in Item 1 - Business. The Company intends to engage with a consortium of community leaders, universities, and supply chain partners in anticipation of pursuing grants made available under the Bipartisan Infrastructure Law of 2021.
Market Trends and Opportunities
The Company believes the world wants to generate energy with sustainable renewable energy sources, however this objective creates imbalances in the existing energy grid. Managing and mitigating those imbalances will require multiple energy storage technologies to provide safe and reliable power. Until now, most energy storage systems have been in short durations, meaning they have reliably provided power for less than four hours. The Company believes the future will require mid-duration (6-12 hour) BESS that provide the flexibility to match intermittency and congestion. The Z3 battery is predominantly composed of five earth-abundant, readily available raw materials with mature supply chains that allow the Company to drive cost down as it scales up production.
Li-ion batteries are the prevailing form of stationary energy storage. This is primarily driven by Electric Vehicles ("EV"), since lithium is one of the key components in EV batteries. According to the Benchmark Source, the lithium industry needs to invest $116 billion by 2030 if the world is to meet the ambitions targets set by governments and the largest automakers. The analysis's high case scenario, which encompasses data from Rho Motion on automakers’ passenger EV targets as well as data from the International Energy Agency on enacted country-level policies, would require 5.3 million tonnes of lithium carbonate equivalent in production today, and we believe the result will be a supply shortage, causing increase in lithium prices.
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
The Company periodically assesses its patent portfolio in relation to the patents’ utility and materiality to the current operation and future strategy of the business and abandons applications or ceases to maintain patents which are deemed immaterial to our current or future business operations. As of December 31, 2023, we have 23 patent families and 122 patents pending, issued, or published in 28 countries, protecting our technology and system architecture. The Company's key patents, related to its most recent generation product and future products, are not scheduled to expire until 2035 or later.
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
U.S. Department of Energy's (DOE) Renewable Energy Project and Efficient Energy Loan Program
In August 2023, the DOE issued a Conditional Commitment Letter to the Company for a loan of an aggregate principal amount of up to $398.6 million through the DOE’s Clean Energy Financing Program. The Conditional Commitment Letter follows an extensive technical, financial and commercial due diligence process by the DOE. If finalized, the loan is expected to fund 80% of eligible costs of the Company’s planned manufacturing expansion in Turtle Creek, Pennsylvania.
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
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. One of the most important features of the IRA is that it offers a 10-year term tax credit, whereas historically similar industrial credits have been shorter in duration. Customers placing new energy storage facilities in service, which include our Gen 2.3 and Z3™ BESS, could qualify for investment tax credit (“ITC”). The IRA also offers an extra ten percent credit if the project is in an “energy community” and another ten percent credit if the project satisfies domestic content requirements, which will be set forth when the implementing regulations are finalized. The ten percent bonus for domestic content could represent a strategic advantage for the Company resulting from the Company’s near-sourcing and Made in America strategy, and we currently anticipate that projects utilizing Eos batteries will qualify for the bonus.
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
Competition
The markets for our products are competitive, and we compete with manufacturers of traditional Li-ion and other battery storage systems. Factors affecting customers when choosing from different battery storage systems in the market include:
•product performance and features;
•safety and sustainability;
•total lifetime cost of ownership;
•total operational costs related to auxiliary equipment;

•total product lifespan and degradation rate;
•power and energy efficiency;
•duration of the battery's storage;
•customer service and support; and
•U.S.-based manufacturing and sourced materials.
Our Znyth™ battery system competes with products from traditional Li-ion battery manufacturers and solution providers such as Panasonic, Samsung Electronics Co., Ltd, LG Chem, Ltd., Tesla, BYD, Sungrow, and Contemporary Amperex Technology Co. Limited. Our longer duration competitors include ESS Inc., Enervenue, Ambri, Form Energy, and Lockheed Martin. We believe that our current and next generation battery system offers significant technology, safety and cost advantages that reflect a competitive differentiation over Li-ion storage technologies.

Competitive Strengths
We believe the following strengths of our business distinguish us from our competitors and position us to capitalize on the expected continued growth in the energy storage market:
•Differentiated Product- Lithium cells must be kept within a narrow temperature range (25 °C +/- 5 °C), otherwise they are at risk of thermal runaway, potentially leading to fire or explosion. The Znyth™ BESS has a significantly wider thermal operating range (-20°C to 50°C), which eliminates the need for costly thermal management measures such as HVAC and fire suppression systems. Additionally, the product is a static modular battery design, which eliminates the need for pumps or compressors, both maintenance prone equipment required for flow batteries. Our battery system can charge and discharge at different durations, covering a wide range of use cases. The charge and discharge rates are fixed for Li-ion, and the life of a Li-ion battery can degrade if it is not charged or discharged at the rate for which it was designed, while the Eos Znyth technology BESS is not subject to the same degradation. This is because Eos batteries are manufactured at zero voltage and a zero percent state of charge, whereas Li-ion batteries must be kept at a specific voltage and state of charge even when not actively being used.
•Minimal Supply Chain Constraints- All materials for producing our Gen 2.3 and next generation Z3™ battery products are widely available commodities with fewer supply chain constraints and minimal competition from electric vehicles. Additionally, the majority of the materials are recyclable at end of product life, helping preserve the environment.
•Proven Technology Solution in the Growing and Evolving Energy Storage Market- As we launch the Z3 battery and ramp up manufacturing to gigawatt-hours (“GWh”) scale, we believe that we will benefit from the overall growth of the energy storage market, which is expected to reach 1,095 GWh by 2040, as projected by BNEF. From an application perspective, the market is evolving to a LDES market. Our technology is tailored to address such a need. While Li-ion has been optimized for shorter duration, the performance of our batteries improves as it moves towards longer duration, making us the prime technology for the long-duration storage market.
•Experienced Technology Team Focused on Continuous Innovation- Our research and development team is responsible for growing and advancing our intellectual property portfolio, protecting our technology and system architecture. We believe that our continued investment in research and development will enable us to improve efficiency, energy density, functionality, and reliability while reducing the cost of our battery solution. We are also focused on leveraging our technology know-how to improve our BMS, expanding the operation of our batteries and increasing our overall performance. This same leverage would allow us to optimize our energy management solution to contextualize the operation of the battery based on the application, expanding our customers' ability to use our Znyth™ BESS in a wider set of use-cases.

•Established Global Sales Channels Anchored with Top-Tier Customers- We sell products directly to the electric utility industry and through sales channels to the commercial and industrial market. We continue to build relationships with new customers and enter into agreements to provide battery solutions to new customers.
•Strong management team- We have assembled an executive team focused on accelerating the commercialization of the next-generation Z3™ battery product. With decades of combined, diverse experience in the energy industry and deep expertise in manufacturing, battery storage and executing complex power and energy projects around the world, our management team is able to develop, manufacture and deliver systems at scale to meet the growing demands of the global storage market.

Customers
Our customers include the following:
•Renewable power producers and developers.
•Industrial companies.
•Microgrid developers.
During fiscal year 2023, two customers individually accounted for 49.9% and 45.2%, respectively, of our total revenue.

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

Human Capital
The table below represents our 2023 employees by gender* and ethnicity as a percentage of total headcount across non-exempt and exempt positions:

	By Gender		By Ethnicity
	Female	Male	African American	Asian	Hispanic or Latino	Two or more races	White
Non-exempt	7%	43%	24%	2%	2%	2%	20%
Exempt	13%	37%	5%	7%	4%	1%	33%
Total	20%	80%	29%	9%	6%	3%	53%
*While we present male and female, we acknowledge this is not fully encompassing of all gender identities.
As of December 31, 2023, we had 420 total employees, all of which are full-time employees. None of our employees are represented by a labor union. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.
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
•We believe our ability to utilize our net operating loss carryforwards will likely be substantially limited as a result of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.
•We identified material weaknesses in our internal controls over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we do not effectively remediate these material weaknesses or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.
•Our business and financial results have and may continue to be adversely affected by the effects of sustained inflation and increased interest rates.
•Current market conditions and recessionary pressures in one or more of our markets could impact our ability to grow our business.
•The relatively recent commercialization of our products makes it difficult to evaluate our prospects.
•     Failure to deliver the benefits offered by our technologies, or the emergence of improvements to competing technologies, could reduce demand for our products and harm our business.
•A decline in lithium prices may result in increased competition from traditional lithium-ion batteries and adversely affect the demand for our products.
•As we endeavor to expand our business, we will incur significant costs and expenses, which could outpace our cash reserves. Unfavorable conditions or disruptions in the capital and credit markets may adversely impact business conditions and the availability of credit.
•Our success depends on the continuing contributions of our key personnel, and the loss of services of any principal member of our management team could adversely affect our business.
•The failure or breach of our network or IT systems, including as a result of a cybersecurity breach, could affect our sales and operations.
•Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our business.
•The nature of our business exposes us to potential legal proceedings or claims that could adversely affect our operating results. These claims could conceivably exceed the level of our liability insurance coverage.
•Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.
Risks Related to Our Products and Manufacturing
•We must obtain Underwriters Laboratories and other related certifications for our future generations of our products.
•Compared to traditional Li-ion energy storage technologies, our cells and modules have less power density and round trip efficiency and may be considered inferior to competitors’ products.
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
•We could incur substantial costs as a result of violations of, or liabilities under, environmental laws.
•Increased scrutiny from stakeholders and regulators regarding ESG practices and disclosures, including those related to sustainability and related disclosures could result in additional costs and risks.

Risks Related to Our Future Growth
•If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan, maintain high levels of customer service, or adequately address competitive challenges.
•Our growth prospects depend on our ability to capitalize on market opportunities.
•We will require additional financing to achieve our long-term goals and a failure to obtain this capital on acceptable terms, or at all, may adversely impact our ability to support our business growth strategy.
•If we fail to meet the covenants in our Senior Secured Term Loan Credit Agreement, we may be subject to default on the loan, which could have a material adverse effect on our business.
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

Risks Related to Our United States Operations
•The reduction, elimination or expiration of government subsidies and economic incentives related to renewable energy solutions could reduce demand for our technologies and harm our business.
•Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenues, results of operations or cash flows.
•We have operations in the United States, which exposes us to multiple federal, state and local regulations.
•Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
•We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability.
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

Risk Related to Our Securities
•To the extent that any shares of common stock are issued upon exercise of any of the warrants, the number of shares eligible for resale in the public market would increase.
•Provisions in our third amended and restated certificate of incorporation of the Company (the “Charter”) and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
•Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
•Our stock price may be volatile and may decline regardless of our operating performance.
•Future resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

•There can be no assurance that our common stock will be able to comply with the continued listing standards of Nasdaq.
•We do not intend to pay dividends on our common stock in the foreseeable future and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
•We are a “smaller reporting company” and, because we have opted to use the reduced reporting requirements available to us, certain investors may find investing in our securities less attractive.
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
We have had net losses and negative operating cash flows each fiscal quarter since inception of our business. For the years ended December 31, 2023 and 2022, we had $229.5 million and $229.8 million in net losses, respectively. We expect to continue to incur losses and experience negative operating cash flows for the foreseeable future, as we anticipate continued investment in the development and launch of product with outside capital at the expense of short-term profitability. For the fiscal year ended December 31, 2023, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these consolidated financial statements.
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
We believe our ability to utilize our net operating loss carryforwards will likely be substantially limited as a result of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.
As of December 31, 2023 and 2022, we had approximately $638.5 million and $485.4 million of net operating loss (“NOL”) carryforwards for U.S. federal tax purposes. Under U.S. federal income tax law, we generally would be able to use our NOL carryforwards (and certain related tax credits) to offset ordinary taxable income, thereby reducing our U.S. federal income tax liability, for up to 20 years from the year in which the losses were generated, after which time they will expire. In addition, as of December 31, 2023 and 2022, we had approximately $228.3 million and $235.7 million in state NOL carryforwards (and certain related tax credits) which generally would be useable to offset future state taxable income for approximately 20 years from the year in which the losses are generated, depending on the state, after which time they will expire.
The rate at which we are able to utilize our NOL carryforwards will become subject to a limitation that can be very significant (and that will result in our NOL carryforwards expiring prior to their use) when we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code. A Section 382 ownership change generally occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 generally would impose an annual limit on the amount of post-ownership change taxable income that may be offset with pre-ownership change NOL carryforwards equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the U.S. federal long-term tax-exempt interest rate in effect at the time of the ownership change. A number of special and complex rules apply in calculating this Section 382 limitation.
While the complexity of Section 382 makes it difficult to determine whether and when an ownership change has occurred, and a formal study has not been performed, we believe that a Section 382 ownership change likely has occurred or will occur as a result of our capital raising efforts through equity financings during fiscal years 2022 and 2023. We believe this Section 382 limitation will likely substantially reduce the amount of federal and state NOLs that may be used by us before they expire. In addition, our ability to use our NOL carryforwards also is limited to the extent we fail to generate enough taxable income in the future before they expire. Existing and future Section 382 limitations and our inability to generate enough taxable income in the future could result in a substantial portion of our NOL carryforwards expiring before they are used. We have recorded a full valuation allowance for our deferred tax assets.

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
Our management identified material weaknesses in our internal controls over financial reporting as of December 31, 2023 and 2022. See Item 9A, “Controls and Procedures,” in this Annual Report for information regarding the identified material weaknesses and our actions to date to remediate the material weaknesses. As a result of these material weaknesses, our management has concluded that our internal controls over financial reporting were not effective as of December 31, 2023.
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
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices that we charge our customers. The existence of sustained inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As interest rates rise or remain elevated to address inflation or otherwise, we may experience further increases in capital and other costs. Further, changes in monetary or other policies here and abroad to combat inflation may lead to an economic downturn in some of our markets. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, the benefits of such measures may not be realized until after the costs of inflation have been incurred.
Current market conditions and recessionary pressures in one or more of our markets could impact our ability to grow our business.

Over the last few years in the U.S. and globally, market and economic conditions have been challenging. Any negative impact on economic conditions and international markets, continued volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions may adversely affect our liquidity and financial condition. It may limit our ability to access the capital markets to meet liquidity and/or capital needs, which could have a material adverse effect on our financial condition and results of operations. Ongoing uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. When our customers’ financial conditions are adversely affected, it could materially and adversely affect our sales and financial results, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. Our global business may be negatively affected by local economic conditions, including inflation, increasing labor costs, potential recession, and currency exchange rate fluctuations, which could adversely affect our cost to manufacture and provide our products and services and revenues generated through sales of such products and services. There is no guarantee that we will be able to fully absorb any such additional costs or revenue declines in the prices for our products and services.
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
We continue to invest in the design and development of the next generation product, the Z3™ battery which builds off the same electrochemistry that has not fundamentally changed for the better part of a decade. The Z3 battery is designed to reduce cost and weight and improve manufacturability and system performance. The Eos Z3 transition is fully underway, and the first semi-automated battery manufacturing line is installed and has started commercial production. The Company started delivery of its Z3 battery modules in the third quarter of 2023.
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
The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in such rates may affect the relative benefits of our energy storage systems. Further, if our manufacturing costs do not decrease to the extent we intend, or if our expectations regarding the operation, performance, maintenance and disposal of our products are not realized, we could have difficulty marketing our products as a superior alternative to already-established technologies and impact the market reputation and adaptability of our products. Developments of existing and new technologies could improve their cost and usability profile, reducing any relative benefits currently offered by our products which would negatively impact the likelihood of our products gaining market acceptance.
A decline in lithium prices may result in increased competition from traditional lithium-ion (“Li-ion”) batteries and adversely affect the demand for our products.

Currently, global lithium available supply exceeds demand. Decreases in the price of lithium, a key component of traditional Li-ion batteries, may increase the competitiveness of the traditional Li-ion batteries relative to the zinc-based energy storage solutions we provide. Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as global and regional supply and demand, interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, and the political and economic conditions of mineral-producing countries throughout the world. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in a decrease in lithium prices, which may adversely affect our business and results of operations.
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
The failure or breach of our network or IT systems, including as a result of a cybersecurity breach, could affect our sales and operations.
From time to time, we may face attempts by others to gain unauthorized access to our network or IT systems through various forms of the Internet or try to introduce malicious software to our network or IT systems, including our BMS. We or our products may be a target of computer hackers, organizations or malicious attackers who attempt to:
•gain access to our systems, network or data centers or those of our customers;
•steal proprietary information related to our business, products, employees, and customers; or
•interrupt our infrastructure or those of our customers.
To date, no attempts have resulted in any material adverse impact to our business or operations; however, there can be no guarantee that such intrusions will not be material in the future. While we seek to detect and investigate all unauthorized attempts and attacks against our network and products, and to prevent their recurrence where practicable through changes to our internal processes and tools and/or changes to our products, we remain potentially vulnerable to additional known or unknown threats, such as, among other things, malware and computer virus attacks, ransomware attacks, social engineering attacks (including phishing attacks) or denial-of-service attacks. In addition to intentional third-party cybersecurity breaches, the integrity and confidentiality of Company and customer data may be compromised as a result of human error, fraud or malice on the part of our employees or third parties, product defects, software bugs, server malfunctions, software or hardware failure or other technological failures. Such threats are evolving, may be difficult for long periods of time, and may see their frequency increased and effectiveness enhanced by the use of artificial intelligence. Further, these risks may be heightened in connection with ongoing global conflicts such as the military conflict between Russia and Ukraine and the military conflict between Israel and Hamas. Cybersecurity breaches, whether successful or unsuccessful, and other IT system interruptions, including those resulting from human error and technological failures, could result in us incurring significant costs related to, for example, rebuilding internal systems, reduced inventory value, providing modifications to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties.
Our IT infrastructure is currently managed by a third party Managed Services Provider ("MSP"). While we regularly review the cybersecurity tools and other security protection provided by this MSP, and this MSP regularly runs intrusion and other security tests on services provided to us, there can be no guarantee that a failure or breach of such systems will not occur. While we generally perform cybersecurity diligence on our other key service providers, we do not control our service providers and our ability to monitor their cybersecurity is limited. Some of our service providers may store or have access to our data and may not have effective controls, processes, or practices to protect our information from loss, unauthorized disclosure, unauthorized use or misappropriation or cybersecurity breaches. A vulnerability in our service providers’ software or systems, a failure of our service providers’ safeguards, policies or procedures, or a cybersecurity breach affecting any of these third parties could harm our business.
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

Furthermore, because our IT systems are essential for the exchange of information both internally and in communicating with third parties, including our suppliers and manufacturers, cybersecurity breaches could potentially lead to the unauthorized release of sensitive, confidential or personal data or information, improper use of our systems, or, unauthorized access, use, disclosure, modification or destruction of information or defective products. If these cybersecurity breaches continue, our operations and ability to communicate both internally and with third parties may be negatively impacted. Additionally, if we try to remediate our cybersecurity problems, we could face significant unplanned costs or capital investments and any damage or interruption could have a material adverse effect on our reputation, business, financial condition, and results of operations. Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
Internal system or service failures, or failures in the systems or services of third parties on which we rely, could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our business.
Any system or service disruptions, including to our IT systems managed by a MSP, if not anticipated and appropriately mitigated, could materially and adversely affect our business. We, and the service providers on which we rely, are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cybersecurity threats, malicious insiders, natural disasters, power shortages, terrorist attacks, pandemics or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications, or those of our service providers, could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses resulting from any system or operational failure or disruption.
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

As of December 31, 2023, we had 420 full-time employees, none of whom are represented by unions or covered by collective bargaining agreements. If a union sought to organize any of our employees, such organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.
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
While the energy density of the Eos Z3™ battery enclosure product is significantly improved compared to the Eos Gen 2.3 enclosure product, and we believe that for certain installation sites the Eos Z3 systems may now equal Li-ion energy density per acre of land, traditional Li-ion cells and modules continue to offer higher power density and a lower self-discharge rate than Eos cells and modules. The differences in power density and energy efficiency become lower when comparing full size Li-ion systems to Eos Z3 systems due to the differences in auxiliary loads required by Li-ion systems and safety spacing between enclosures required by Li-ion, however, if customers were to place greater value on power density and efficient power delivery on a cell and module basis, then we could have difficulty positioning our batteries as a viable or compelling alternative to traditional Li-ion batteries and our business would suffer.
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
Our operations require significant amounts of certain components and raw materials. We deploy a continuous, company wide process to source the components and raw materials from a few suppliers. If we are unable to source these components or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements, supplier financial condition, increases in duties and tariff costs, disruptions in transportation, an outbreak of a severe public health pandemic, severe weather, the occurrence or threat of wars, and other geopolitical conflict, including the ongoing Russia-Ukraine war, inflation, or increased interest rates could have an adverse effect on our financial condition, results of operations and cash flows. For example, we have experienced supply chain issues related to the COVID-19 pandemic, including but not limited to suppliers utilizing force majeure provisions under existing contracts.
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
We are heavily dependent on third-party suppliers and contractors and their ability to deliver sufficient quantities of key components, products and services at reasonable prices and in time for us to meet schedules for the delivery of our products and services. In addition, our operations depend on our ability to anticipate and our suppliers’ ability to fulfill, our needs for sufficient quantities of key components and products. Given the diverse distribution of our suppliers and contract manufacturers, and the long lead times required to manufacture, assemble and deliver our products, problems could arise in production, planning and inventory management, and regulatory compliance that could seriously harm our business. Suppliers may face global supply chain challenges, such as transportation delays or reduced access to raw materials, and our business could be negatively impacted if suppliers are forced to reduce their normal operations.
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

Further, certain institutional investors, investor advocacy groups, investment funds, creditors, influential financial markets participants and other stakeholders have become increasingly focused on companies' ESG issues in evaluating their investments and business relationships. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universally accepted standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future shareholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG performance. There are also an increasing number of anti-ESG initiatives that may conflict with other regulatory requirements or our stakeholders’ expectations. Unfavorable press about or ratings or assessments of our ESG practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which could have a negative impact on our share price and our access to and cost of capital.
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
The Senior Secured Term Loan contains customary affirmative and negative covenants, which limit the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. The Senior Secured Term Loan also includes a minimum financial liquidity covenant. The minimum financial liquidity covenant requires that the Company have enough available liquidity as of the last day of each fiscal quarter to meet the Interest Escrow Required Amount (as defined in the Senior Secured Term Loan), which is calculated as the aggregate amount of the four immediately following interest payments on loans under the Senior Secured Term Loan. While the Company was in compliance with this covenant as of December 31, 2023, and expects to remain in compliance as of March 31, 2024, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on June 30, 2024, and thereafter. There can be no assurance that the Company will be able to secure additional outside capital in order to satisfy the minimum financial liquidity covenant on terms acceptable to the Company, on a timely basis, or at all. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other covenants under the Senior Secured Term Loan, and the Company is further unable to cure such noncompliance or secure a waiver, the Lender - Atlas Credit Partners (ACP) Post Oak Credit I LLC (Atlas) may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company and/or asserting its rights in the Company’s assets securing the Senior Secured Term Loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company. See Note 12, Borrowings to our consolidated financial statements included elsewhere in this Annual Report.

Our planned expansion into new geographic markets or new product lines or services could subject us to additional business, financial, and competitive risks.

During the years ended December 31, 2023 and 2022, we primarily sold our products in the United States. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
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

Risks Related to Our United States Operations
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
We currently procure the felt required for our batteries and the electrical cables for the Eos Cube™ from China, as we believe that the materials procured from our Chinese suppliers currently have the best overall performance and price compared to domestic alternatives. Trade tensions between the United States and China have led to certain increased tariffs and trade restrictions. There can be no guarantee that these developments will not negatively impact the price of the felt used in our products. We believe we could obtain a similar performing felt and electrical cabling in the United States, but such sources would likely also charge a higher cost than our current suppliers, which would negatively impact our gross margins. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions, which could result in supply shortages and increased costs.

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
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations governing data privacy and cybersecurity and any failure to comply with these laws, regulations, rules, standards and contractual obligations could expose us to liability and/or reputational damage. Compliance with these laws, regulations, rules and standards may require us to change our policies, procedures and technology for cybersecurity, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws, regulations, rules and standards.
In the U.S., there are numerous federal, state and local data privacy and cybersecurity laws and regulations governing the collection, sharing, use, retention, disclosure, security, storage, transfer and other processing of personal information. At the federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and cybersecurity). Moreover, the U.S. Congress has recently considered, and is currently considering, various proposals for more comprehensive data privacy and cybersecurity legislation, to which we may be subject if passed. At the U.S. state level, we may be subject to laws and regulations such as the California Consumer Privacy Act as amended by the California Privacy Rights Act (collectively, the “CCPA”), which broadly defines personal information and gives California residents expanded privacy rights and protections, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. Numerous other states also have enacted, or are in the process of enacting or considering, comprehensive state-level data privacy and cybersecurity laws and regulations that share similarities with the CCPA. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.
Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and cybersecurity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and cybersecurity can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data privacy and cybersecurity practices, even if unfounded, could damage our reputation and adversely affect our business.

Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and cybersecurity laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our intellectual property may be stolen or infringed upon, misappropriated or otherwise violated. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control which may lead to the theft of our intellectual property or trade secrets or business disruption, including inappropriate retention or disclosure of trade secrets by current or former employees. To the extent that any disruption or security breach results in a loss or damage to our data or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees and lead to claims against the company. Any lawsuits that we may initiate to protect our significant investment in our intellectual property also may consume management and financial resources for long periods of time and may not result in favorable outcomes, which may adversely affect our business, results of operations or financial condition.
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
We have outstanding warrants exercisable to purchase shares of common stock at certain exercise prices per share. See Note 13 - Warrants Liability for further discussion. To the extent that any shares of common stock are issued upon exercise of any of the warrants to purchase shares of common stock, there will be an increase in the number of shares of common stock eligible for resale in the public market. Sales of a substantial number of such shares in the public market could adversely affect the market price of our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
At Eos, we leverage a cybersecurity model that focuses on four key areas: prevention, detection, assessment, and remediation through an array of internal and external systems, along with the expertise of third-party service providers. This model is supported internally by Eos' Information Technology Department ("ITD"), along with expertise of external cybersecurity experts. Our model is also supported through security awareness training for all employees during the onboarding process and on a regular basis thereafter.

Our Board of Directors has overall oversight responsibility for our cybersecurity model. Our overarching cybersecurity programs are under the direction of the Eos leadership team, and directly supported by the efforts of the ITD. The ITD, led by the Director of ITD, reports to the Chief Financial Officer ("CFO") of the Company. With over 7 years of experience leading cybersecurity teams and programs, our Director of ITD leverages a combination of internal and external systems and security experts to keep our CFO informed of potential risks to the organization. The Director of ITD is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs and systems. Management reports material cybersecurity risks to our Board of Directors on an annual basis. In addition, our management follows a risk-based escalation process to notify the Board of Directors outside of the regular reporting cycle when they identify an emerging risk or material issue.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see Part I, Item 1A- Risk Factors in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Edison, New Jersey, in an office consisting of approximately 63,000 square feet of office, testing and product design space. We have a ten-year lease on our corporate headquarters, which expires on September 14, 2026.
Our manufacturing facility is located in the Turtle Creek, Pittsburgh area in Pennsylvania. In January 2022, the Company entered into a new lease agreement for a building next to our existing manufacturing site. In 2023, we entered into lease agreements for additional space and facilities in Turtle Creek, Pittsburgh. See Note 14, Leases for further discussion. We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations. While the outcomes of these types of claims are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following is also disclosed in Note 16, Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report.
Class Action Complaints
On March 8, 2023, a class action lawsuit (the “Delman Complaint”) was filed in the Court of Chancery of the State of Delaware by plaintiff Richard Delman (the “Delman Plaintiff”) against certain defendants including the Company’s former directors (the “Delman Defendants”). Neither the Company nor Eos Energy Storage LLC were named as a defendant in the Delman Complaint, but each was identified as a relevant non-party, and the Company has indemnification obligations relating to the lawsuit. On February 1, 2024, the parties to the Delman Complaint agreed to a binding Settlement Term Sheet (the “Settlement”) whereby the Delman Plaintiff agreed to resolve the Delman Complaint in exchange for a settlement payment of $8.5 million, consisting of cash payments previously made by the Company of approximately $1.0 million and an additional cash payment of approximately $7.5 million funded by the Company’s D&O liability insurance policies. The settlement is subject to confirmatory discovery and approval by the Court of Chancery.

On August 1, 2023, a class action lawsuit was filed in the United States District Court of New Jersey by plaintiff William Houck (the “Houck Complaint”) against the Company and against three individual officers: the Company’s Chief Executive Officer, its former Chief Financial Officer, and its current Chief Financial Officer (with the Company, the “Houck Defendants”). The Houck Complaint alleges that the Houck Defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s contractual relationship with a customer and about the size of the Company’s order backlog and commercial pipeline. The Company has denied the allegations of wrongdoing in the Houck Complaint and intends to continue to vigorously defend against this action.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Eos's shares of common stock and warrants are traded on The Nasdaq Capital Market under the ticker symbols “EOSE” and “EOSEW”, respectively.
As of February 27, 2024, there were 260 holders of record of Eos common stock.
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

Overview
The Company offers an innovative Znyth™ technology battery energy storage system ("BESS") designed to provide the operating flexibility to manage increased grid complexity and price volatility resulting from an overall increase in renewable energy generation and a congested grid coming from an increase in electricity demand growth. The Company’s BESS is a validated chemistry with accessible non-precious earth components in a durable design that is intended to deliver results in even the most extreme temperatures and conditions. The system is designed to be safe, flexible, scalable, sustainable and manufactured in the United States, using raw materials primarily sourced in the United States. We believe the Company’s flagship Gen 2.3™ battery module and its newest Z3™ battery module are the core of its innovative systems. The Z3 battery module is the only US designed and manufactured battery module that today provide utilities, independent power producers, renewables developers, and C&I customers with an alternative to lithium-ion and lead-acid monopolar batteries for critical 3- to 12-hour discharge duration applications. We believe the Z3 battery will transform how utility, industrial, and commercial customers store power.
In addition to its BESS, the Company currently offers: (a) a BMS which provides a remote asset monitoring capability and service to track the performance and health of the Company’s BESS and to proactively identify future system performance issues through predictive analytics; (b) project management services to ensure the process of implementing the Company’s BESS are coordinated in conjunction with the customer’s overall project plans; (c) commissioning services that ensure the customer’s installation of the BESS meets the performance expected by the customer; and (d) long-term maintenance plans to maintain optimal operating performance of the Company’s systems.
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
Inflation and cost factors - During 2023, the effects of the Federal Reserve’s interest rate hikes in 2022 and in the first half of 2023 had an impact on reducing inflation. This eased many investor concerns and worked to stabilize the cost of purchasing supplies and raw materials for companies.
U.S. Department of Energy's (DOE) Renewable Energy Project and Efficient Energy Loan Program
In August 2023, the DOE issued a Conditional Commitment Letter to the Company for a loan of an aggregate principal amount of up to $398.6 million through the DOE’s Clean Energy Financing Program. The Conditional Commitment Letter follows an extensive technical, financial and commercial due diligence process by the DOE. If finalized, the loan is expected to fund 80% of eligible costs of the Company’s planned manufacturing expansion in Turtle Creek, Pennsylvania.
Eligible costs include capital expenditures and other costs associated with ramping up the manufacturing lines and facility. Eligible cost include start-up and shakedown costs, as well as certain material and labor costs before efficiencies are met. The Company is working to finalize the loan documents with the DOE and to fulfill certain conditions precedent. Eos is spending eligible costs now that would be reimbursable at first funding.

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
Company Highlights
•In January 2023, several investors, including Clear Creek Investments, LLC, Ardsley Advisory Partners LP, and AltEnergy, LLC, and others, made a $13.75 million investment in the Company by purchasing the Company’s 26.5% Convertible Senior PIK Notes due 2026. The proceeds of this funding supported the Company’s strategic growth initiatives. See Note 12, Borrowings to our consolidated financial statements included elsewhere in this Annual Report for further discussion.
•In February 2023, the Company announced an initial 47 MWh renewables plus storage project with one of the largest operators of energy storage in the U.S., along with a separate long-term agreement that contributes 4GWh to the Company’s pipeline.
•During 2023, the Company issued three convertible promissory notes with an aggregate principal amount of $35.0 million in a private placement to YA II PN, Ltd. ("Yorkville") under the second, third and fourth supplemental agreements to the Standby Equity Purchase Agreement (SEPA). During 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 20,993,417 shares of common stock to Yorkville to offset all outstanding amounts owed to Yorkville under the outstanding Promissory Notes. See Note 12, Borrowings to our consolidated financial statements included elsewhere in this Annual Report for further discussion.
•In February 2023, the Company completed the first Eos Cube powered by the next-generation Eos Z3™ battery.
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
•In August 2023, the Company signed a Master Supply Agreement with ACRO Automation Systems to partner in the design, development, and implementation of its state-of-the-art high output manufacturing lines. ACRO is a recognized leader in high-speed, custom designed, automated manufacturing systems.
•In August 2023, the Company announced Project AMAZE —American Made Zinc Energy, a $500 million planned expansion and a significant milestone to build 8 GWh of clean energy storage production capacity.
•In August 2023, the U.S. Department of Energy (DOE) issued a Conditional Commitment Letter to the Company for a loan of an aggregate principal amount of up to $398.6 million through the DOE’s Clean Energy Financing Program. The Conditional Commitment Letter follows an extensive technical, financial and commercial due diligence process by the DOE. If finalized, the loan is expected to fund 80% of eligible costs of the Company’s planned manufacturing expansion in Turtle Creek, Pennsylvania.
•In October 2023, the Company announced that Jeff McNeil, former Chief Operating Officer, and Executive Vice President of Enphase, joined the Company’s Board of Directors.
•In December 2023, the Company announced that Eos and Pine Gate Renewables, a leading renewable energy company focused on development and strategic financing of solar and storage projects throughout the United States, entered into a memorandum of understanding (MOU) to expand their existing partnership with a minimum additional volume of 500MWh. The partnership between the two companies launched in 2021 with projects in South Carolina and Utah.
•In December 2023, the Company, in a public offering, issued 34,482,759 shares of its common stock and 34,482,759 common warrants. The combined offering price to the public of each share of common stock and accompanying one common warrant was $1.45. The common warrants have an exercise price of $1.60 per share, are exercisable immediately, and expire five years following the date of issuance. Gross proceeds to the Company from the offering was $50.0 million, before deducting advisory fees and other offering expenses of approximately $2.7 million.
•For the year ended December 31, 2023, the Company recognized the IRA's Production Tax Credit of $3.3 million as a reduction of cost of goods sold on the consolidated statement of operations and comprehensive loss, respectively.

Results of Operations
Revenue

	For the Years Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenue	$16,378	$17,924	$(1,546)	(9)%
The Company generates revenues from the delivery of its BESS and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
Revenue remained relatively flat for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Cost of goods sold

	For the Years Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Cost of goods sold	$89,798	$153,260	$(63,462)	(41)%
Cost of goods sold primarily consists of direct costs relating to labor, material and overhead directly tied to product manufacturing, engineering, procurement and construction (“EPC”), project delivery, commissioning, and start-up test procedures. Indirect costs included in cost of goods sold are manufacturing overhead such as manufacturing engineering, equipment maintenance, environmental health and safety, quality and production control procurement, transportation, logistics, depreciation and facility-related costs. As a nascent technology with a new manufacturing process that is early in its product lifecycle, the Company still faces significant costs associated with production start-up, commissioning of various components, modules, and subsystems and other related costs. The Company expects its cost of goods sold to exceed revenues in the near term as it continues to scale production and prepares battery energy storage systems delivered to customers to go-live.
Cost of goods sold decreased by $63.5 million, or 41% from $153.3 million for the year ended December 31, 2022 to $89.8 million for the year ended December 31, 2023. The decrease in cost of goods sold from 2022 to 2023 was primarily due to approximately 44% fewer containers delivered to customers in 2023 compared to 2022. Also, the Company reduced and concluded Gen 2.3 battery system production in the first half of 2023, and ramped up the Gen Z3™ manufacturing process. The focus on Gen Z3 battery system research and development in 2023, and the reduced material orders and other ancillary costs on the retired Gen 2.3. battery system contributed to the decrease in cost of goods sold from 2022. Additionally, all 2022 expenses were related to the higher cost Gen 2.3 battery system. However, in 2023, expenses from the higher cost Gen 2.3 battery systems were replaced with lower cost Gen Z3 battery system expenses.
Research and development expenses

	For the Years Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
R&D expenses	$18,708	$18,469	$239	1%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation, and amortization of intangible assets.
Research and development costs increased by $0.2 million or 1% from $18.5 million for the year ended December 31, 2022, to $18.7 million for the year ended December 31, 2023. The increase in research and development costs was primarily driven by higher payroll and personnel costs, higher materials and supplies, partially offset by lower third party services.

Selling, general and administrative expenses

	For the Years Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
SG&A expenses	$53,650	$60,623	$(6,973)	(12)%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing, and public company costs.
Selling, general and administrative expenses decreased by $7.0 million or 12%, from $60.6 million for the year ended December 31, 2022 to $53.7 million for the year ended December 31, 2023. The decrease was primarily driven by decreases in outside consulting expenses of $7.2 million, duties and insurance fees of $1.5 million, and legal and professional costs of $0.3 million, offset by increases of $1.2 million of payroll and personnel costs and $0.8 million of facility costs.
Loss from write-down on property, plant and equipment

	For the Years Ended December 31,
($ in thousands)	2023	2022
Loss from write-down on PP&E	$7,159	$6,846
The Company incurred losses of $7.2 million and $6.8 million from write-downs of property, plant and equipment for the years ended December 31, 2023 and 2022, respectively. The 2023 amount is a result of higher costs for disposal of equipment and tooling that was used for manufacturing of the Gen 2.3 battery, but cannot be repurposed for the Eos Z3 battery production.
Interest expense, net

	For the Years Ended December 31,
($ in thousands)	2023	2022
Interest expense, net	$(18,770)	$(7,915)
Interest expense, net includes accrued interest, amortization of debt issuance costs and debt discounts, and interest income. Interest expense, net increased by $10.9 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase is primarily due to 12 months of interest expense recognized in 2023 related to the Senior Secured Term Loan, which was issued in July 2022, compared to five months of expense in 2022. Additionally, the Senior Secured Term Loan has a variable interest rate, therefore, higher 2023 interest rates contributed to the increase. See Note 11, Borrowings for detail of interest expense recognized for the Senior Secured Term Loan for the years ended December 31, 2023 and 2022.
Interest expense - related party

	For the Years Ended December 31,
($ in thousands)	2023	2022
Interest expense - related party	$(37,466)	$(10,898)
Interest expense, related party includes accrued interest, amortization of debt issuance costs and debt discounts. Interest expense - related party increased by $26.6 million for the year ended December 31, 2023, compared to the year ended December 31, 2022.

For the year ended December 31, 2023, in addition to interest expense on outstanding debt, the Company recognized losses on the issuances of Yorkville Convertible Promissory Notes in the amount of $17.6 million and AFG Convertible Notes in the amount of $2.9 million. These losses were recorded because the fair value of these notes exceeded the total net proceeds received at issuance. See Note 12, Borrowings for further discussion.
Change in fair value of warrants
For the years ended December 31, 2023 and 2022, the change in fair value of warrants was composed of the items below:

	For the Year Ended December 31, 2023
($ in thousands)	Loss on issuance	Gain on Change in Fair Value	Net (Loss) Gain
IPO warrants	—	23	23
April 2023 Transaction	(26,366)	18,330	(8,036)
May 2023 Transaction	(5,267)	3,403	(1,864)
December 2023 Public Offering	$(21,294)	$6,191	$(15,103)
Change in fair value of warrants	$(52,927)	$27,947	$(24,980)

	For the Year Ended December 31, 2022
($ in thousands)	Loss on issuance	Gain on Change in Fair Value	Net (Loss) Gain
IPO warrants	—	848	848
Change in fair value of warrants	$—	$848	$848

Change in fair value of derivatives - related parties

	For the Years Ended December 31,
($ in thousands)	2023	2022
Change in fair value of derivatives - related parties	$9,983	$10,880
The change in the fair value of derivatives - related parties, includes the change in fair value of the embedded derivatives in our convertible debt (See Note 12, Borrowings) for the year ended December 31, 2023, compared to the year ended December 31, 2022. The change was largely a result of the change in the Company's stock price.
Loss on debt extinguishment

	For the Years Ended December 31,
($ in thousands)	2023	2022
Loss on debt extinguishment	$(3,510)	$(942)
The Company recognized a loss on debt extinguishment of $3.5 million for the year ended December 31, 2023 from the issuance of common stock upon Yorkville's redemption of their Convertible Promissory Notes. See Note 12, Borrowings for further discussion.
The Company recognized a loss on debt extinguishment of $0.9 million for the year ended December 31, 2022 from repayment of the Hi-Power note payable.

Other expense

	For the Years Ended December 31,
($ in thousands)	2023	2022
Other expense	$(1,795)	$(477)
Other expense of $1.8 million for the year ended December 31, 2023 primarily includes equity issuance costs from the April, May, and December 2023 equity and warrant issuances. See Note 13, Warrants Liability for further discussion.
Other expense of $0.5 million for the year ended December 31, 2022 includes commitment fees of $1.1 million paid upon signing of the SEPA, partially offset by a $0.5 million gain from settlement of the SEPA advance.
Income tax expense

	For the Years Ended December 31,
($ in thousands)	2023	2022
Income tax expense	$31	$51
Income tax expense of approximately $0.03 million and $0.1 million was recorded for the years ended December 31, 2023 and 2022. The taxes are attributable to taxable earnings from the Company’s foreign operations which were insignificant for all periods presented.
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
As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the year ended December 31, 2023, the Company incurred a net loss of $229.5 million, incurred negative cash flows from operations of $145.0 million, and had an accumulated deficit of $875.8 million as of December 31, 2023.

•As of December 31, 2023, the Company had $69.5 million of unrestricted cash and cash equivalents available to fund the Company’s operations, no additional borrowings available to fund its operations under pre-existing financing arrangements (see Note 12, Borrowings) and working capital of $61.5 million, inclusive of $3.3 million of outstanding debt that is currently scheduled to mature within the next twelve months beyond the issuance date.
•While the Company has available capacity under certain pre-existing arrangements to issue shares of the Company’s common stock, including the at-the-market (“ATM”) offering program, (see Note 19, Shareholders’ Deficit) to aid in funding the Company’s operations, the Company’s ability to secure such funding is dependent upon certain conditions, such as investors’ willingness to purchase the Company’s common stock and at a price that is acceptable to the Company. Accordingly, as of the issuance date there is no assurance the Company will be able to secure funding under these pre-existing arrangements or on terms that are acceptable to the Company.
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
•The Company is required to remain in compliance with a quarterly minimum financial liquidity covenant under its Senior Secured Term Loan. While the Company was in compliance with this covenant as of December 31, 2023, and expects to remain in compliance as of March 31, 2024, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on June 30, 2024 and thereafter. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other nonfinancial covenants required by the Senior Secured Term Loan, and the Company is further unable to cure such noncompliance or secure a waiver, Atlas may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company, and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
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

Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During 2023, the Company closed on the following capital transactions:
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
•For the year ended December 31, 2023, total funds raised under the SEPA, inclusive of net proceeds received from the Yorkville Convertible Promissory Notes, were $35.6 million.
•Under the ATM offering program, for the year ended December 31, 2023, the Company sold 37,126,137 shares raising proceeds of $92.9 million, net of fees paid to Cowen, at an average selling price of $2.58 per share.
•In December 2023, the Company issued in a combined public offering (i) 34,482,759 shares of its common stock and (ii) accompanying common warrants to purchase one share of common stock for each share of common stock sold. The gross proceeds to the Company from the offering were $50.0 million, before deducting underwriting fees and selling concessions at closing.
See Note 12, Borrowings, and Note 19, Shareholders' Deficit for all of the Company’s outstanding debt and equity transactions.
Capital Expenditures
The Company expects capital expenditures and working capital requirements to increase as it seeks to execute its growth strategy. Total capital expenditures for the years ended December 31, 2023 and December 31, 2022 were $29.3 million and $20.1 million, respectively. The increase in capital expenditures in 2023 was primarily driven by costs incurred for development and construction of a fully automated manufacturing line that will be used for the Z3™ battery in 2024 and years thereafter. These costs are classified as Construction in Progress (see Note 6, Property, Plant and Equipment for further discussion).

Discussion and Analysis of Cash Flows
The Company relies heavily on private placement of convertible notes, term loans, equipment financing and issuance of common stock and warrants. Our short-term working capital needs are primarily related to funding of debt interest payments, repayment of debt principal, product manufacturing, research and development, and general corporate expenses. The Company’s long-term working capital needs are primarily related to repayment of long-term debt obligations and capital expenses for capacity expansion and maintenance, equipment upgrades and repair of equipment.
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	For the Years Ended December 31,
($ in thousands)	2023	2022
Net cash used in operating activities	$(145,018)	$(196,857)
Net cash used in investing activities	(29,461)	(17,170)
Net cash provided by financing activities	227,918	139,544
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.
Net cash used in operating activities of $145.0 million for the year ended December 31, 2023 was primarily driven by a net loss of $229.5 million, adjusted for non-cash items of $94.2 million. Non-cash items included stock-based compensation expense, depreciation and amortization, non-cash interest expense, changes in fair value of warrants and derivatives, and loss from the write-down of property, plant and equipment. The net cash outflows from changes in operating assets and liabilities of $9.7 million was primarily driven by decrease in accounts payable of $11.5 million, increase in contract assets of $6.3 million, increase in other receivables of $7.5 million, and increase in grant receivables of $3.0 million, partially offset by an increase in accrued expenses of $19.3 million.
Net cash used in operating activities of $196.9 million for the year ended December 31, 2022 was primarily driven by a net loss of $229.8 million, adjusted for non-cash items of $31.0 million. Non-cash items included stock-based compensation expense, depreciation and amortization, non-cash interest expense, changes in fair value of warrants and derivatives, and loss from the write-down of property, plant and equipment. The net cash inflows from changes in operating assets and liabilities of $2.0 million was primarily driven by an increase in accounts payable and accrued expenses of $23.4 million, an increase in contract liabilities of $4.0 million, and a decrease in vendor deposits of $6.8 million. These inflows were partially offset by an increase in inventory of $10.3 million and a decrease in the Hi-Power note payable of $19.6 million.

Cash flows from investing activities:
Net cash flows used in investing activities of $29.5 million for the year ended December 31, 2023 were composed of increase in property, plant and equipment of $29.3 million, which includes costs incurred for development and construction of a fully automated manufacturing line that will be used for the Z3™ battery in 2024 and years thereafter.
Net cash flows used in investing activities of $17.2 million for the year ended December 31, 2022 were primarily composed of payments made for purchases of property, plant and equipment of $20.1 million, note receivable advanced to a customer of $0.3 million, partially offset by proceeds from notes receivable of $3.2 million.

Cash flows from financing activities:
Net cash provided by financing activities was $227.9 million for the year ended December 31, 2023. This was primarily from the issuance of common stock and warrants in the amount of $192.2 million, as well net proceeds received from the issuance of Yorkville Convertible Promissory Notes and AFG Convertible Notes, totaling $48.1 million. The proceeds were partially offset by equity issuance costs of $5.0 million, debt issuance costs related to the Yorkville Convertible Promissory Notes, AFG Convertible Notes and Senior Secured Term Loan of $4.2 million, payments on the equipment financing facility of $2.9 million and share repurchases from employees for tax withholding purposes of $0.6 million.
Net cash provided by financing activities of $139.5 million for the year ended December 31, 2022, was primarily from net proceeds received from the Senior Secured Term Loan of $98.0 million, issuance of common stock of $43.6 million, issuance of Yorkville Convertible Promissory Notes of $9.3 million, and an increase in the equipment financing facility of $4.2 million. The proceeds were partially offset by debt issuance costs related to the Senior Secured Term Loan of $12.4 million, payments on the equipment financing facility of $1.9 million, and share repurchases from employees for tax withholding purposes of $1.0 million.
Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of December 31, 2023, this is comprised of the following:
•Open purchase obligations of $0.1 million, related to a supply purchase agreement with a minimum volume commitment. See Note 16, Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report.
•Future lease payments, including interest, under non-cancellable operating and financing leases of $6.1 million. The leases expire at various dates prior to 2028. See Note 14, Leases to our consolidated financial statements included elsewhere in this Annual Report.
•Principal and Interest payments related to the following debt obligations. See Note 12, Borrowings to our consolidated financial statements included elsewhere in this Annual Report.

Future Debt Payments
AFG Convertible Notes - due June 2026 (1)	$32,468
2021 Convertible Notes Payable – due June 2026 (1)	134,261
Senior Secured Term Loan - due March 2026	131,838
Equipment financing facility - due April 2025 and April 2026	6,578
Total	$305,145
(1) As of December 31, 2023, the Company is obligated to repay future contractual interest payments for the 2021 Convertible Notes and AFG Convertible Notes in-kind.

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
Warranty Liability
The Company generally provides a standard warranty for a period of two years. We also provide extended warranties and performance guarantees, which are identified as separate performance obligations in the Company's contracts with customers. We accrue warranty reserves at the time of recording the sale. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, which is based on various factors including actual claim data to date, results of lab testing, factory quality data, and field monitoring. Due to limited claim experience since commercialization of our product, and the potential for variability in these underlying factors, the difference between our estimated costs and our actual costs could be material to our consolidated financial statements. If actual product failure rates or the frequency or severity of reported claims differ from our estimates, we may be required to revise our estimated warranty liability. We will also update actual warranty experience to determine warranty reserves as such experience becomes available. We review our reserves at least quarterly, seeking to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited at the early stage in the commercialization of our products and, the adjustments that we record may be material. Thus, it is likely that as we sell additional BESS, we will acquire additional information on the projected costs to repair or replace items under warranty and may need to make additional adjustments (See Note 9, Accrued Expenses to our consolidated financial statements included elsewhere in this Annual Report).
Warrants Liability
The Company estimated the fair value of the April 2023 warrants, the May 2023 warrants, and the December 2023 warrants using the Black-Scholes model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, exercise price, risk-free interest rate, expected volatility, and time to expiration. The expected volatility involves unobservable inputs classified as Level 3 of the fair value hierarchy. The sensitivity of the fair value calculation to this assumption could create materially different results under different conditions or using different assumptions. See Note 15, Fair Value Measurement to our consolidated financial statements included elsewhere in this Annual Report.
Convertible Notes and Embedded Derivatives
The Company estimated the fair value of the embedded conversion features in the 2021 Convertible Notes and the AFG Convertible Notes using a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy. The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions. See Note 15, Fair Value Measurements to our consolidated financial statements included elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. Our exposure to liquidity risk is dependent on our ability to raise funds to meet our obligations and sustain operations. We manage liquidity risk by continuously monitoring our actual and forecasted working capital requirements to ensure there is capital to meet short-term, long-term obligations, including our liquidity covenants under the Senior Secured Term Loan (see Note 12, Borrowings to our consolidated financial statements included elsewhere in this Annual Report). As disclosed in Note 1, Overview to our consolidated financial statements included elsewhere in this Annual Report, there is a substantial doubt about the Company's ability to continue as a going concern. In order to execute its development strategy, the Company has historically relied on outside capital to fund its cost structure and expects to continue to rely on outside capital for the foreseeable future. While the Company believes it will eventually reach a scale of profitability to sustain its operations, there can be no assurance the Company will be able to achieve such profitability or do so in a manner that does not require its continued reliance on outside capital. Moreover, while the Company has historically been successful in raising outside capital, there can be no assurance the Company will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to the Company.

Equity Price Risk
Equity price risk arises from security price volatility. The Company is subject to this risk due to the warrants issued, since they are measured at fair value. See Note 15, Fair Value Measurement for warrant valuations and fair values, as of December 31, 2023 and 2022, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Please see our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. As initially disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2021, our management identified material weaknesses in our internal control over financial reporting. As described below, while our management, with the oversight of the Audit Committee of our Board of Directors, has made progress towards remediating the material weaknesses, our management determined that the material weaknesses have not yet been remediated. Accordingly, based on our management evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in internal control over financial reporting described in “Management’s Report on Internal Control Over Financial Reporting” below.
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
Management, including our CEO and CFO, assessed the Company’s internal control over financial reporting and concluded that they were not effective as of December 31, 2023. In making this assessment, management used the criteria set forth by the COSO framework. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses resulting from our lack of a formalized internal control framework in accordance with COSO, inadequate segregation of duties in the financial reporting process, lack of review and approval of journal entries, and a lack of management review controls.

Management’s Remediation Plan
In response to the material weaknesses, management, with oversight of the Audit Committee has identified and begun to implement steps to remediate the material weaknesses. The Company hired an independent accounting firm to assist with the remediation efforts.
While the Company has made progress with the remediation of these material weaknesses during 2023, the remediation efforts are ongoing, because additional time is needed to complete the remediation and allow for the internal controls to be tested by management. Our continued internal control remediation efforts include the following:
•Developed a framework to identify risks of material misstatement to our consolidated financial statements and made progress towards designing appropriate controls to mitigate those risks.
•Made progress towards enhancing existing policies and procedures and developing new policies and procedures to assist our finance organization in recording transactions appropriately.
•We are in the process of designing accounting processes to provide a more timely and detailed review of complex and non-routine areas.
•Engaged external experts to complement internal resources and to provide support related to more complex applications of GAAP, tax, and internal controls. We will continue to utilize outside resources, as necessary, to supplement our internal team.
•Redesigning accounting period-end close control activities over reconciliations and journal entries, including review and approval controls, and the implementation of an automated financial close solution.
•Designed general information technology controls and in the process of implementing such controls.
•Enhanced communications with the Audit Committee of the Board of Directors related to the Company’s progress on the remediation of these material weaknesses. The Company also continues to formally report quarterly to the Audit Committee and the Board regarding progress against the remediation plan.
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
While progress has been made to enhance our internal control over financial reporting, we are still in the process of designing, implementing, documenting, and testing the effectiveness of these processes, procedures and controls. Additional time is required to complete the implementation and to assess and ensure the sustainability of these procedures. We will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls are fully implemented, have operated for a sufficient period of time and management has concluded that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the actions taken as described in Management's Remediation Plan above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On February 28, 2024, Audrey Zibelman notified the board of directors (the “Board”) of the Company of her decision not to stand for reelection to the Board at the expiration of her current term at the Company’s 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). Ms. Zibelman’s decision not to stand for reelection is not the result of any disagreement with the Company on any matter relating to its operations, policies, practices or otherwise.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item, including Securities Authorized for Issuance Under Equity Plans, is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

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

(3) Exhibits. Filed as part of this Annual Report are the following exhibits:

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated as of September 7, 2020, by and among the Company, BMRG Merger Sub, LLC, BMRG Merger Sub II, LLC, Eos Energy Storage LLC, New Eos Energy LLC and AltEnergy Storage VI, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2020)	Form 8-K	File No. 001-39291	2.1	September 8, 2020

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.2	May 19, 2022

4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-39291	4.1	November 20, 2020

4.2	Specimen Warrant Certificate	Form 8-K	File No. 001-39291	4.2	November 20, 2020

4.3	Eos Energy Enterprises, Inc. 5%/6% Convertible Senior PIK Toggle Note due 2026	Form 8-K	File No. 001-39291	4.1	July 7, 2021

4.4	Warrant Agreement, dated May 19, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company	Form 8-K	File No. 001-39291	4.1	May 22, 2020

4.5	Description of Securities	Form 10-K	File No. 001-39291	4.5	February 25, 2022

4.6	Indenture, dated April 7, 2022, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2022)	Form 8-K	File No. 001-39291	10.1	April 13, 2022

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
4.7	Convertible Promissory Note, dated as of June 13, 2022, between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	4.1	June 13, 2022

4.8	Convertible Promissory Note dated as of December 29, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	4.1	December 29, 2022

4.9	Form of Note (including Indenture incorporated by reference therein)	Form 8-K	File No. 001-39291	4.1	January 19, 2023

4.10	Convertible Promissory Note dated as of February 1, 2023 made by Eos Energy Enterprises, Inc. in favor of YA II PN, LTD	Form 8-K	File No. 001-39291	4.1	February 02, 2023

4.11	Convertible Promissory Note dated as of March 17, 2023 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	4.1	March 17, 2023

4.12	Convertible Promissory Note dated as of April 10, 2023 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	4.1	April 11, 2023

4.13	Form of Common Stock Purchase Warrant, dated as of April 12, 2023	Form 8-K	File No. 001-39291	4.1	April 14, 2023

4.14	Form of Common Stock Purchase Warrant, dated as of May 15, 2023	Form 8-K	File No. 001-39291	4.1	May 17, 2023

4.15	Indenture, dated May 25, 2023, between the Company and Wilmington Trust, National Association, as trustee	Form 8-K	File No. 001-39291	4.1	May 25, 2023

4.16	Form of Note, dated as of May 25, 2023	Form 8-K	File No. 001-39291	4.2	May 25, 2023

4.17	Form of Common Stock Purchase Warrant	Form 8-K	File No. 001-39291	4.1	December 15, 2023

10.1	Sponsor Earnout Letter	Form 8-K	File No. 001-39291	10.8	November 20, 2020

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.2	Eos Energy Enterprises, Inc. 2020 Incentive Plan	Form 8-K	File No. 001-39291	10.10	November 20, 2020

10.3	Form of Indemnity Agreement	Form 8-K	File No. 001-39291	10.13	November 20, 2020

10.4	Employment Agreement, dated February 24, 2021, by and between the Company and Joseph Mastrangelo	Form 8-K	File No. 001-39291	99.1	March 2, 2021

10.5	Offer Letter, dated February 19, 2021, by and between the Company and Jody Markopoulos	Form 8-K	File No. 001-39291	10.1	March 12, 2021

10.6	Employment Agreement, dated March 25, 2021, by and between the Company and Sagar Kurada	Form 8-K	File No. 001-39291	10.1	March 31, 2021

10.7	Unit Purchase Agreement, dated April 8, 2021	Form 8-K	File No. 001-39291	10.1	April 14, 2021

10.8	Form of Transition Services Agreement (Included in Exhibit 10.08)	Form 8-K	File No. 001-39291	10.2	April 14, 2021

10.9	Amended and Restated Registration Rights Agreement, dated May 10, 2021, by and between the Registrant, B. Riley Principal Sponsor Co. II, LLC and the other parties thereto	Form 8-K	File No. 001-39291	4.01	May 10, 2021

10.10	Amended and Restated Registration Rights Agreement, dated May 10, 2021, by and among the Company and the security holders party thereto	Form 8-K	File No. 001-39291	4.02	May 10, 2021

10.11	Investment Agreement, dated as of July 6, 2021, by and among Eos Energy Enterprises, Inc. and Spring Greek Capital, LLC	Form 8-K	File No. 001-39291	10.1	July 7, 2021

10.12	Master Equipment Financing Agreement, dated September 30, 2021	Form 8-K	File No. 001-39291	10.1	October 5, 2021

10.13	Guaranty Agreement, dated September 30, 2021	Form 8-K	File No. 001-39291	10.2	October 5, 2021

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.14	Separation Agreement, dated December 13, 2021, by and between the Company and Sagar Kurada	Form 8-K	File No. 001-39291	10.01	December 14, 2021

10.15	Employment Agreement, dated December 13, 2021, by and between the Company and Randall B. Gonzales	Form 8-K	File No. 001-39291	10.02	December 14, 2021

10.16	Employment Letter, dated December 29, 2021 by and between the Company and John Tedone	Form 8-K	File No. 001-39291	10.1	February 14, 2022

10.17	Standby Equity Purchase Agreement, dated April 28, 2022, by and between Eos Energy Enterprises, Inc. and YA II PN, Ltd.	Form 8-K	File No. 001-39291	10.1	April 28, 2022

10.18	Joinder to Investment Agreement, dated May 1, 2022 among Eos Energy Enterprises, Inc., Spring Creek Capital, LLC and Wood River Capital, LLC	Form 10-Q	File No. 001-39291	10.3	May 9, 2022

10.19	Amendment No. 1 to the Standby Equity Purchase Agreement, dated as of April 28, 2022, between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	10.1	June 13, 2022

10.20	Supplemental Agreement, dated as of June 13, 2022, to the Standby Equity Purchase Agreement dated as of April 28, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	10.2	June 13, 2022

10.21	Senior Secured Term Loan Credit Agreement, dated as of July 29, 2022, by and among Eos Energy Enterprises, Inc., the lenders party thereto, and ACP Post Oak Credit I LLC, as administrative agent and collateral agent.	Form 8-K	File No. 001-39291	10.1	August 1, 2022

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.22	Guarantee and Collateral Agreement, dated as of July 29, 2022, by and among Eos Energy Enterprises, Inc., the other grantors named therein and ACP Post Oak Credit I LLC, as collateral agent	Form 8-K	File No. 001-39291	10.2	August 1, 2022

10.23	Commitment Increase Agreement, dated as of August 4, 2022, by and among Eos Energy Enterprises, Inc., the guarantors party thereto, ACP Post Oak Credit I LLC, as administrative agent and lender, and certain other lenders party thereto	Form 8-K	File No. 001-39291	10.1	August 5, 2022

10.24	Sales Agreement, dated August 5, 2022, by and between Eos Energy Enterprises, Inc. and Cowen and Company, LLC	Form 8-K	File No. 001-39291	10.2	August 5, 2022

10.25	Amended Director Compensation Policy, dated as of September 7, 2022	Form 8-K	File No. 001-39291	10.1	September 9, 2022

10.27	Commitment Increase Agreement, dated as of December 7, 2022, by and among Eos Energy Enterprises, Inc. the guarantors party thereto, and ACP Post Oak Credit LLC.	Form 8-K	File No. 001-39291	10.1	December 8, 2022

10.30	Separation Agreement, dated January 20, 2023, by and between the Company and Randall Gonzales	Form 8-K	File No. 001-39291	10.1	January 20, 203

10.31	Employment Agreement, dated January 20, 2023, by and between the Company and Nathan Kroeker	Form 8-K	File No. 001-39291	10.2	January 20, 203

10.32	Investment Agreement, dated January 18, 2023, by and among Eos Energy Enterprises, LLC and the purchasers listed therein	Form 8-K	File No. 001-39291	10.1	January 19, 2023

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.33	Limited Consent Agreement, dated as of January 17, 2023, among Eos Energy Enterprises, LLC, the lenders party thereto, and ACP Post Oak Credit I LLC, as administrative agent	Form 8-K	File No. 001-39291	10.2	January 19, 2023

10.38	Form of Securities Purchase Agreement, dated as of April 12, 2023	Form 8-K	File No. 001-39291	10.1	April 14, 2023

10.39	Form of Securities Purchase Agreement, dated as of May 15, 2023	Form 8-K	File No. 001-39291	10.1	May 17, 2023

10.40	Amendment No. 1 to Common Stock Sales Agreement, dated August 23, 2023, by and between Eos Energy Enterprises, Inc. and Cowen and Company, LLC	Form 8-K	File No. 001-39291	10.1	August 23, 2023

10.41	Master Supply Agreement, dated August 23, 2023, by and between HI-POWER, LLC and ACRO Automation Systems, Inc.	Form 8-K	File No. 001-39291	10.2	August 23, 2023

10.42	Employment Agreement, dated August 27, 2023, by and between the Company and Sumeet Puri	Form 8-K	File No. 001-39291	10.1	August 28, 2023

10.43*	Separation Agreement, dated January 19, 2024, by and between the Company and Melissa Berube

10.44*	Employment Agreement, dated January 17, 2024, by and between the Company and Michael Silberman

21.1	Subsidiaries of the Company	Form 10-K	File No. 001-39291	21.1	February 28, 2023

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page herein)

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Policy relating to recovery of compensation

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith.
+	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

EOS ENERGY ENTERPRISES, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Eos Energy Enterprises, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eos Energy Enterprises, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ (deficit) equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and may be unable to remain in compliance with a financial covenant required by a borrowing arrangement absent the Company’s ability to secure additional outside capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Convertible Notes Payable and Warrants Liability - Refer to Notes 12 and 13 to the financial statements
Critical Audit Matter Description
The Company’s 2021 Convertible Notes and AFG Convertible Notes (collectively "the Convertible Notes") contain embedded conversion features that are required to be bifurcated from the Convertible Notes and measured at fair value at each reporting period.
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
The Company’s April 2023 Transaction, May 2023 Transaction, and the December 2023 Public Offering include warrants that are required to be measured at fair value at each reporting period. The Company estimates the fair value of the warrants using a Black-Scholes model at the inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, exercise price, risk-free interest rate, expected volatility, and time to expiration. The expected volatility involves unobservable inputs.
Unlike the fair value of financial instruments that are readily observable and therefore more easily independently corroborated, the valuation of the embedded conversion features and warrants is inherently subjective and involves the use of complex modeling tools. Auditing the fair value of the embedded conversion features and warrants requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of (1) the embedded conversion features in the Convertible Notes and (2) warrants included the following, among others:
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s valuation methodology and the significant assumptions used in determining the fair value of the embedded conversion features and warrants by:
◦Testing the source information underlying the fair value of the embedded conversion features and warrants and the mathematical accuracy of the calculations.
◦Developing an independent estimate of the inputs and compared those to the inputs used in the fair value of the embedded conversion features and warrants.
•We evaluated the competency and objectivity of management’s expert engaged by the Company to perform the valuation of the embedded conversion features and warrants.

/s/ Deloitte & Touche LLP

New York, NY
March 4, 2024

We have served as the Company's auditor since 2017.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$69,473	$17,076
Restricted cash	3,439	2,725
Accounts receivable, net	3,387	1,666
Inventory, net	17,070	23,260
Vendor deposits	7,161	4,789
Contract assets, current	6,386	1,859
Prepaid expenses	1,082	2,289
Grant receivable	3,256	263
Other receivables	7,500	—
Other current assets	3,577	1,220
Total current assets	122,331	55,147

Property, plant and equipment, net	37,855	27,169
Intangible assets, net	295	240
Goodwill	4,331	4,331
Operating lease right-of-use asset, net	4,033	4,316
Long-term restricted cash	11,755	11,422
Other assets, net	5,892	4,163
Total assets	$186,492	$106,788

LIABILITIES
Current liabilities:
Accounts payable	$20,540	$34,669
Accrued expenses	32,332	15,359
Operating lease liability, current	1,496	1,106
Long-term debt, current	3,332	2,872
Convertible notes payable - related party	—	2,688
Contract liabilities, current	3,070	3,850
Other current liabilities	100	32
Total current liabilities	60,870	60,576

Long-term liabilities:
Operating lease liability	3,350	4,130
Long-term debt	88,002	87,321
Convertible notes payable - related party	112,525	82,950
Contract liabilities, long-term	3,540	956
Warrants	27,461	78
Other liabilities	1,544	3,488
Total long-term liabilities	236,422	178,923
Total liabilities	297,292	239,499

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
COMMITMENTS AND CONTINGENCIES (NOTE 16)

SHAREHOLDERS' DEFICIT
Common Stock, $0.0001 par value, 300,000,000 and 300,000,000 shares authorized, 199,133,827 and 82,653,781 shares outstanding at December 31, 2023 and 2022, respectively	21	9
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding at December 31, 2023 and 2022	—	—
Additional paid in capital	765,018	513,614
Accumulated deficit	(875,846)	(646,340)
Accumulated other comprehensive income	7	6
Total shareholders' deficit	(110,800)	(132,711)
Total liabilities and shareholders’ deficit	$186,492	$106,788
The accompanying notes are an integral part of these consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022
Revenue
Total revenue	$16,378	$17,924
Costs and expenses
Cost of goods sold	89,798	153,260
Research and development expenses	18,708	18,469
Selling, general and administrative expenses	53,650	60,623
Loss from write-down of property, plant and equipment	7,159	6,846
Grant income, net	—	(16)
Total costs and expenses	169,315	239,182
Operating loss	(152,937)	(221,258)
Other (expense) income
Interest expense, net	(18,770)	(7,915)
Interest expense – related party	(37,466)	(10,898)
Change in fair value of warrants	(24,980)	848
Change in fair value of derivatives - related parties	9,983	10,880
Loss on debt extinguishment	(3,510)	(942)
Other expense	(1,795)	(477)
Loss before income taxes	$(229,475)	$(229,762)
Income tax expense	31	51
Net loss	$(229,506)	$(229,813)
Other comprehensive income
Foreign currency translation adjustment, net of tax	1	6
Comprehensive loss	$(229,505)	$(229,807)
Basic and diluted loss per share attributable to common shareholders
Basic	$(1.81)	$(3.68)
Diluted	$(1.81)	$(3.68)
Weighted average shares of common stock
Basic	126,967,756	62,439,857
Diluted	126,967,756	62,439,857
The accompanying notes are an integral part of these consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

	Shares	Amount
Balances on December 31, 2021	53,786,632	$5	$448,969	$—	$(416,527)	$32,447
Stock-based compensation	—	—	13,794	—	—	13,794
Exercise of warrants	600	—	7	—	—	7
Release of restricted stock units	704,178	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(203,951)	—	(978)	—	—	(978)
Issuance of common stock	27,901,205	4	50,761	—	—	50,765
Commitment fee for SEPA settled by common stock	465,117	—	1,061	—	—	1,061
Foreign currency translation adjustment	—	—	—	6	—	6
Net loss	—	—	—	—	(229,813)	(229,813)
Balances on December 31, 2022	82,653,781	$9	$513,614	$6	$(646,340)	$(132,711)
Stock-based compensation	—	—	14,057	—	—	14,057
Exercise of stock options	262,500	—	353	—	—	353
Release of restricted stock units	1,707,292	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(331,559)	—	(633)	—	—	(633)
Issuance of common stock	114,841,813	12	237,627	—	—	237,639
Foreign currency translation adjustment	—	—	—	1	—	1
Net loss	—	—	—	—	(229,506)	(229,506)
Balances on December 31, 2023	199,133,827	$21	$765,018	$7	$(875,846)	$(110,800)
The accompanying notes are an integral part of these consolidated financial statements.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(229,506)	$(229,813)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	14,057	13,794
Depreciation and amortization	9,751	6,814
Loss from write-down of property, plant and equipment	7,159	6,846
Amortization of right-of-use assets	1,023	865
Non-cash interest expense	4,972	1,886
Non-cash interest expense - related party	36,903	10,899
Commitment fee for SEPA settled by common stock - related party	—	1,061
Loss on debt extinguishment	3,510	942
Change in fair value of warrants	24,980	(848)
Change in fair value of derivatives - related parties	(9,983)	(10,880)
Other	1,850	(397)
Changes in operating assets and liabilities:
Prepaid expenses	1,207	304
Inventory	6,190	(10,284)
Accounts receivable	(1,713)	234
Vendor deposits	(2,377)	6,808
Contract assets	(6,322)	(631)
Grant receivable	(2,993)	—
Accounts payable	(11,475)	19,516
Accrued expenses	19,349	5,079
Accounts payable and accrued expenses-related parties	—	(1,200)
Operating lease liabilities	(1,130)	(785)
Contract liabilities	1,804	3,957
Note payable	—	(19,637)
Other receivables	(7,500)	—
Other	(4,774)	(1,387)
Net cash used in operating activities	(145,018)	(196,857)

Cash flows from investing activities
Investment in notes receivable	—	(261)
Proceeds from notes receivable	—	3,163
Purchases of intangible assets	(138)	—
Purchases of property, plant and equipment	(29,323)	(20,072)
Net cash used in investing activities	(29,461)	(17,170)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable – related party, net of discount	48,050	9,310
Payment of debt issuance costs - related party	(1,116)	(304)
Proceeds received from the Senior Secured Term Loan, net of discount	—	97,992
Payment of debt issuance costs	(3,046)	(12,398)

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Principal payments on finance lease obligations	(96)	(14)
Proceeds from equipment financing facility	—	4,216
Repayment of equipment financing facility	(2,867)	(1,913)
Issuance of common stock and warrants	192,167	43,626
Payment of equity issuance costs	(5,003)	—
Proceeds from exercise of stock options	462	—
Proceeds from exercise of public warrants	—	7
Repurchase of shares from employees for income tax withholding purposes	(633)	(978)
Net cash provided by financing activities	227,918	139,544

Effect of foreign exchange on cash, cash equivalents and restricted cash	5	14

Net increase (decrease) in cash, cash equivalents and restricted cash	53,444	(74,469)
Cash, cash equivalents and restricted cash, beginning of year	31,223	105,692
Cash, cash equivalents and restricted cash, end of year	$84,667	$31,223

Non-cash investing and financing activities:
Right-of-use operating lease assets in exchange for lease liabilities	718	2,112
Fixed assets acquired with finance lease	125	147
Accrued and unpaid capital expenditures	548	2,626
Issuance of convertible notes for interest paid-in-kind	10,327	6,267
Issuance of common stock upon settlement of Yorkville Convertible Notes	51,023	7,534
Accrued and unpaid debt issuance costs	—	5,536

Supplemental disclosures
Cash paid for interest	$15,133	$5,766

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
As of the date the accompanying consolidated financial statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the year ended December 31, 2023, the Company incurred a net loss of $229,506, incurred negative cash flows from operations of $145,018, and had an accumulated deficit of $875,846 as of December 31, 2023.
•As of December 31, 2023, the Company had $69,473 of unrestricted cash and cash equivalents available to fund the Company’s operations, and working capital of $61,461, inclusive of $3,332 of outstanding debt that is currently scheduled to mature within the next twelve months. Additionally, the Company has no additional borrowings available under pre-existing financing arrangements to fund its operations (see Note 12, Borrowings).
•The Company has available capacity under its ATM offering program to issue shares of the Company’s common stock, (see also Note 19, Shareholders’ Deficit) to aid in funding the Company’s operations. However, the Company’s ability to secure such funding is dependent upon certain conditions, such as investors’ willingness to purchase the Company’s common stock and at a price that is acceptable to the Company. Accordingly, as of the issuance date there is no assurance the Company will be able to secure funding under these pre-existing arrangements or on terms that are acceptable to the Company.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Overview (cont.)
•Similarly, while the Company has historically been successful in raising additional outside capital to fund the Company’s operations, as of the issuance date no assurance can be provided that the Company will be successful in obtaining additional outside capital or on terms that are acceptable to the Company. In this regard, the Company continues to progress through the Department of Energy (“DOE”) Loan Program Office's (“LPO”) process for its Title XVII loan. In August 2023, the DOE issued a conditional commitment letter to the Company for a loan of an aggregate principal amount up to $398,600 through the DOE's Clean Energy Financing Program. Certain technical, legal, and financial conditions must be met and due diligence to the satisfaction of the DOE must be completed before the DOE enters into definitive financing documents with the Company and funds the loan. There can be no assurance that the Company will be able to secure such loan or on terms that are acceptable to the Company.
•The Company is required to remain in compliance with a quarterly minimum financial liquidity covenant under its Senior Secured Term Loan. While the Company was in compliance with this covenant as of December 31, 2023, and expects to remain in compliance as of March 31, 2024, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on June 30, 2024 and thereafter. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other nonfinancial covenants required by the Senior Secured Term Loan, and the Company is further unable to cure such noncompliance or secure a waiver, Atlas may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company, and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (cont.)
Foreign Currency
The Company follows the provisions of ASC 830, Foreign Currency Matters. The Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date. The operating results of foreign operations are translated at weighted average exchange rates. The related translation gains or losses are reported as a separate component of shareholders’ (deficit) equity in accumulated other comprehensive loss. Gains and losses from foreign currency transactions, which were insignificant for years ended December 31, 2023 and 2022, are included as other income (expense) in the consolidated statements of operations and comprehensive loss.
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
Allowance for Expected Credit Losses
The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for expected credit losses. As of December 31, 2023 and 2022, the allowances for expected credit loss related to Accounts Receivable was $26 and $3, respectively. The Company also has an immaterial allowance related to its Notes Receivable, net, which is included in Other Assets on the accompanying consolidated balance sheets.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.
Embedded derivatives
Some of our debt financings contain embedded derivatives, such as conversion features. The Company evaluates each debt agreement to determine whether the embedded derivative feature requires bifurcation from the host liability, in which case would require to be accounted for as a derivative liability. The Company uses valuation models to estimate the fair value of the embedded derivatives. The change in fair value of the embedded derivatives is presented separately on the consolidated statements of operations and comprehensive loss.
Earnings (loss) Per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. See Note 19, Shareholders' Deficit for further information.
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
The Company completed the annual goodwill impairment test as of November 30, 2023, using a qualitative assessment for the reporting unit. The Company concluded that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, and a quantitative goodwill impairment test was not necessary. As a result of the annual assessment, there were no impairment charges for the year ended December 31, 2023.
Government Grants
The Company recognizes a grant receivable once it is probable that (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant. The grant money shall be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate.
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
Construction in Progress
Included in property, plant, and equipment is construction in progress. Costs related to the design, development, and construction of large capital projects are accumulated in construction in progress until the project is complete. A construction project is considered substantially complete upon the cessation of construction and development activities. Once the project is substantially complete and ready for its intended use these costs are amortized on a straight-line basis over the asset's estimated useful life. A portion of construction in progress also includes capitalized interest. Interest costs incurred during construction of large capital projects are capitalized as construction in progress until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. Interest is capitalized using a weighted average effective interest rate applicable to borrowings outstanding during the period to which it is applied.
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
Stock-Based Compensation
Stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. For stock option awards, the Company uses the Black-Scholes option pricing model to estimate the fair value. For restricted stock units awards ("RSU") the Company uses the Company's stock price on date of grant to estimate fair value.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (cont.)
The Company recognizes compensation cost on a straight-line basis over the requisite service period of the award, which is generally the award vesting period. Stock options generally have a term of five to ten years and vest over periods ranging from three months to two years. Restricted Stock Units ("RSU") generally vest over periods from one to three years. For awards with performance conditions, stock-based compensation expense is recognized on a straight-line basis based on management’s estimation of achievement of performance conditions. The estimated performance conditions primarily relate to achievement of sales and financing targets. The Company recognizes forfeitures as incurred.
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
Recent Accounting Pronouncements
In October 2023, the FASB issued ASU 2023-06, Disclosure Agreements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This amendment will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets. The amendments in this ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently assessing the potential impact this amendment could have on its disclosures.
In December 2023, the FASB released ASU 2023-09, Improvements to Income Tax Disclosures, which requires additional disclosures related to the effective tax rate reconciliation and taxes paid. The amendment is effective for periods beginning after December 15, 2024, and the Company is currently evaluating the impact on its financial statements and related disclosures.
There were no other accounting standards or updates during the year ended December 31, 2023 that had a material impact on the Company’s consolidated financial statements.
3. Revenue Recognition
The Company's revenues comprised of the following:

	For the Years Ended December 31,
	2023	2022
Product revenue	$16,151	$17,429
Service revenue	227	495
Total revenues	$16,378	$17,924
For the year ended December 31, 2023, we had two customers who accounted for 49.9% and 45.2% of the total revenue. For the year ended December 31, 2022, we had one customer who accounted for 80.8% of the total revenue.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers. Contract assets - current and contract liabilities, current and long-term are included separately on the consolidated balance sheets and contract assets, long-term are included under other assets.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Revenue Recognition (cont.)

	December 31,
	2023	2022
Contract assets	$8,322	$2,000
Contract liabilities	$6,610	$4,806
Contract assets increased by $6,322 during the year ended December 31, 2023 due to recognition of revenues for which invoicing has not yet occurred. Contract liabilities increased by $1,804 during the year ended December 31, 2023, reflecting $10,434 in customer advance payments, partially offset by the recognition of $8,630 of revenue during the year ended December 31, 2023 that was included in the contract liability balance at the beginning of the period.
Contract liabilities of $3,070 as of December 31, 2023 are expected to be recognized within the next twelve months and contract liabilities, long-term of $3,540 are expected to be recognized as revenue within more than a year. Contract assets of $6,386 as of December 31, 2023 are expected to be recognized as accounts receivable within the next twelve months and long-term contract assets of $1,936 are expected to be recognized as accounts receivable within more than a year.
4. Cash, Cash Equivalents and Restricted Cash
Restricted cash - current consists of escrow deposits related to U.S. Custom Bonds insurance and escrow deposits related to our credit card program agreements.
Long-term restricted cash relates to interest that is required to be held in escrow per the Senior Secured Term Loan Agreement in an amount equal to the next four quarterly interest payments owed as of the balance sheet date (see Note 12, Borrowings for further discussion).
Cash, cash equivalents, and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows consisted of the following:

	December 31,
	2023	2022
Cash and cash equivalents	$69,473	$17,076
Restricted cash - current	3,439	2,725
Long-term restricted cash	11,755	11,422
Total cash, cash equivalents, and restricted cash	$84,667	$31,223

5. Inventory
The following table provides information about inventory balances:

	December 31,
	2023	2022
Raw materials	$15,487	$22,899
Work-in-process	1,105	361
Finished goods	478	—
Total Inventory, net	$17,070	$23,260

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

6. Property, Plant and Equipment, Net
The following table provides information about property, plant and equipment, net balances:

				December 31,
	Useful lives			2023	2022
Equipment	5	—	10 years	$20,559	$23,653
Finance lease	5	—	years	504	379
Furniture	5	—	10 years	2,103	1,868
Leasehold improvements	Lesser of useful life/remaining lease			7,718	6,303
Tooling	2	—	3 years	7,045	6,926
Construction in progress				17,958	—
Total				55,887	39,129
Less: Accumulated depreciation				(18,032)	(11,960)
Total property, plant and equipment, net				$37,855	$27,169
Depreciation expense related to property, plant and equipment was $9,668 and $6,774 during the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the Company recorded a loss from write-down of property, plant and equipment of $7,159 and $6,846, respectively, mainly due to replacement of equipment, outsourcing of certain production processes, and the shift in production from the Gen 2.3 battery system to the Z3™ battery system.
Included in construction in progress assets is capitalized interest costs of $966 as of December 31, 2023. Depreciation will commence after the assets under construction are placed in service.
7. Intangible Assets
Intangible assets consisted of various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. During the years ended December 31, 2023 and 2022, the Company recorded amortization expense of $40 for each period, related to patents.
During the year ended December 31, 2023, the Company also capitalized $138 of costs for internal-use software. The software has a useful life and is amortized into the results of operations over 3 years. The Company recorded amortization expense of $43 for the year ended December 31, 2023, related to software.
Estimated future amortization expense of intangible assets as of December 31, 2023 are as follows:

Amortization Expense
2024	$86
2025	86
2026	43
2027	40
2028	40
$295
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
The Company had notes receivable, net of $863 outstanding as of December 31, 2023 and 2022, respectively. These amounts are included in other assets and other current assets in the accompanying consolidated balance sheets. As of December 31, 2023 and 2022, respectively, the allowance for expected credit loss related to the notes receivable amounted to $2.
The customer to whom the Company offers financing through notes receivables is a VIE. However, the Company is not the primary beneficiary, because the Company does not have power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance. Therefore, the VIE is not consolidated into the Company’s consolidated financial statements. The maximum loss exposure is limited to the carrying value of notes receivable as of the balances sheet dates.
9. Accrued Expenses
Accrued expenses were as follows:

	December 31,
	2023	2022
Accrued payroll	$4,553	$2,706
Warranty reserve (1)	6,197	3,836
Accrued legal and professional expenses	10,710	840
Provision for contract losses	3,351	2,561
Insurance premium payable, current (2)	2,605	2,607
Other	4,916	2,809
Total accrued expenses	$32,332	$15,359
(1) Refer to the table below for the warranty reserve activity.
(2) Refer to Note 12, Borrowings for additional information.
The following table summarizes warranty reserve activity:

	For the Years Ended December 31,
	2023	2022
Warranty reserve - beginning of period	$3,836	$2,112
Additions for current year deliveries	811	2,460
Changes in the warranty reserve estimate	2,070	1,284
Warranty costs incurred	(520)	(2,020)
Warranty reserve - end of period	$6,197	$3,836
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Government Grants (cont.)
As of December 31, 2023 and 2022, the Company had grant receivables in the amounts of $0 and $263 from the CEC recorded in the accompanying consolidated balance sheets, respectively. There was no deferred grant income as of December 31, 2023 and 2022. Related expenses incurred by the Company are offset against grant income earned or received from the CEC.
During the years ended December 31, 2023 and 2022, grant (income) expense, net was $0 and $(16), respectively related to the CEC.
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
The PTC is recorded as the applicable items become finished goods and the conditions in the preceding paragraph are met. For the year ended December 31, 2023, the Company recognized PTC of $3,256 as a reduction of cost of goods sold on the consolidated statement of operations and comprehensive loss. As of December 31, 2023, grant receivable related to the PTC of $3,256 is recorded in the consolidated balance sheets.
11. Related Party Transactions
2021 Convertible Notes Payable
In July 2021, the Company issued $100,000 aggregate principal amount of convertible notes to Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc., (the “2021 Convertible Notes”). In connection with these 2021 Convertible Notes, the Company paid $3,000 to B. Riley Securities, Inc., a related party, who acted as a placement agent. Refer to Note 12, Borrowings, for additional information.
AFG Convertible Notes
In January 2023, the Company issued and sold $13,750 of 26.5% Convertible Senior PIK Notes due 2026 (“AFG Convertible Notes”) to Great American Insurance Company, Ardsley Partners Renewable Energy, LP, CCI SPV III, LP, Denman Street LLC, John B. Bending Irrevocable Children’s Trust, John B. Berding, and AE Convert, LLC (together, the “Purchasers”). AE Convert LLC, a Delaware limited liability company is managed by Russell Stidolph, a related party as Mr. Stidolph is a director of the Company. In connection with the issuance and sale of the AFG Convertible Notes, the Company entered into an investment agreement (the “Investment Agreement”) with the Purchasers. Refer to Note 12, Borrowings, for additional information.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

11. Related Party Transactions (cont.)
Standby Equity Purchase Agreement (SEPA)
On April 28, 2022, the Company entered into the SEPA under which the Company had the right, but not the obligation, to sell to Yorkville shares of its common stock at the Company’s request. On August 23, 2023, the Company and Yorkville terminated the SEPA, as amended, by mutual written consent. See Note 12, Borrowings for pre-advance loans in form of convertible promissory notes and Note 19, Shareholders' Deficit for additional information.
12. Borrowings
The Company’s borrowings consist of the following related and third-party borrowings:

		December 31, 2023		December 31, 2022
	Maturity Date	Borrowing Outstanding	Carrying Value*	Borrowing Outstanding	Carrying Value*
2021 Convertible Notes Payable	June 2026	115,815	94,386	109,167	82,950
Senior Secured Term Loan	March 2026	100,000	85,624	100,000	81,616
AFG Convertible Note	June 2026	17,429	18,139	—	—
Equipment financing facility	April 2026	5,718	5,710	8,577	8,577
Yorkville Convertible Promissory Note	June 2023	$—	$—	$2,000	$2,688
Total borrowings		238,962	203,859	219,744	$175,831
Current portion		3,332	3,332	5,560	5,560
Total borrowings, non-current		$235,630	$200,527	$214,184	$170,271
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
During the first half of 2023, the Company issued three additional convertible promissory notes (the “2023 Promissory Notes”) with an aggregate principal amount of $35,000 in a private placement to Yorkville under the second, third and fourth supplemental agreements to the SEPA, respectively. The fair values of the 2023 Promissory Notes at issuance was greater than the proceeds received. As such, the Company recorded the excess of fair value of the issued 2023 Promissory Notes over the proceeds received as interest expense - related party in the amount of $17,571, which is reflected in the consolidated statements of operations and comprehensive loss.
On various dates during the first half of 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 20,993,417 shares of common stock to Yorkville to offset all outstanding amounts owed to Yorkville under the outstanding 2023 Promissory Notes.
The Company recognized a loss on debt extinguishment from the issuance of common stock from the December 2022 Promissory Note and the 2023 Promissory Notes (collectively referred to as the “Yorkville Promissory Notes”) of $3,510 for the year ended December 31, 2023, which is reflected in the consolidated statements of operations and comprehensive loss.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Embedded derivatives- Yorkville Convertible Promissory Notes - Related party
The conversion feature for each of the Yorkville Promissory Notes discussed above did not qualify for the scope exception to derivative accounting, therefore bifurcation was required for each issuance. Upon extinguishment of each Yorkville Promissory Note, the embedded derivatives were adjusted to fair value. This remeasurement resulted in net gains of $6,922 for the year ended December 31, 2023, which is included in change in fair value of derivatives - related parties on the consolidated statements of operations and comprehensive loss.
As of December 31, 2023, there were no outstanding amounts under the Yorkville Promissory Notes.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Interest expense recognized on the 2021 Convertible Notes is as follows:

	For the Years Ended December 31,
	2023	2022
Contractual interest expense	$6,648	$6,267
Amortization of debt discount	5,237	3,588
Amortization of debt issuance costs	508	388
Total	$12,393	$10,243

The carrying value for the 2021 Convertible Notes is as follows:

	December 31,
	2023	2022
Principal	$115,815	$109,167
Unamortized debt discount	(19,612)	(24,733)
Unamortized debt issuance costs	(1,895)	(2,402)
Embedded derivative liability	78	918
Aggregate carrying value	$94,386	$82,950
The gain from the change in fair value of the embedded derivative liability for the years ended December 31, 2023 and 2022 was $840 and $11,488, respectively. See Note 15, Fair Value Measurement for the assumptions used to determine the fair value of the embedded derivative. The Company is obligated to repay all contractual interest attributable to the 2021 Convertible Notes in-kind on a semi-annual basis, in accordance with the terms under the Senior Secured Term Loan.
During the year ended December 31, 2023, contractual interest in-kind of $6,648 was recorded as an increase to the 2021 Convertible Notes' principal balance on the consolidated balance sheet.
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
Embedded Derivative - The Conversion Option includes an exercise contingency, which requires the Company to obtain shareholder approval for conversions subject to the Exchange Cap. If shareholder approval is not obtained, following commercially reasonable efforts, the Company will be required to settle the conversion in excess of the Exchange Cap in cash. Since settlement in cash may be required in absence of shareholder approval, the embedded conversion feature fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded conversion feature is required to be bifurcated from the AFG Convertible Notes and accounted for at fair value at each reporting date, with changes in fair value recognized on the consolidated statements of operations and comprehensive loss.
The fair value of the AFG Convertible Notes at issuance was $16,623, which was greater than the proceeds received. The Company recorded the difference of $2,873 as interest expense on the accompanying consolidated statement of operations and comprehensive loss.
Interest expense recognized on the AFG Convertible Notes is as follows:

Year Ended
December 31, 2023
Contractual interest expense	$3,679
Amortization of debt discount	743
Amortization of debt issuance costs	209
Total	$4,631
The balance for the AFG Convertible Notes is as follows:

December 31, 2023
Principal	$17,429
Unamortized debt discount	(2,835)
Unamortized debt issuance costs	(800)
Embedded conversion feature	4,345
Aggregate carrying value	$18,139

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
The gain from the change in fair value of the embedded derivative for the year ended December 31, 2023 amounted to $2,106. See Note 15, Fair Value Measurement for the assumptions used to determine the fair value of the embedded derivative as of December 31, 2023 and as of the date of issuance. The Company is obligated to repay all contractual interest attributable to the AFG Convertible Notes in-kind on a semi-annual basis, in accordance with the terms of the Investment Agreement. During the year ended December 31, 2023, contractual interest in-kind of $3,679 was recorded as an increase to the AFG Convertible Notes' principal balance on the consolidated balance sheet.
Senior Secured Term Loan
On July 29, 2022 (the "Closing Date"), the Company entered into a $100,000 Senior Secured Term Loan Credit Agreement with Atlas Credit Partners (ACP) Post Oak Credit I LLC (Atlas), as administrative agent for the lenders and collateral agent for the secured parties. The Senior Secured Term Loan is scheduled to mature on the earlier of (i) July 29, 2026, and (ii) 91 days prior to the current maturity date of the 2021 Convertible Notes of June 30, 2026. The Company has the right at any time to prepay any Borrowing in whole or in part in an amount of not less than $500.
The outstanding principal balance of the Senior Secured Term Loan bears interest, at the applicable margin plus, at the Company’s election, either (i) the benchmark secured overnight financing rate (“SOFR”), which is a per annum rate equal to (y) the Adjusted Term SOFR plus 0.2616%, or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (x) the U.S. Prime Lending Rate, (y) the NYFRB Rate (as defined in the Senior Secured Term Loan Agreement) plus 0.5% and (z) the SOFR. The applicable margin under the Credit Agreement is 8.5% per annum with respect to SOFR loans, and 7.5% per annum with respect to ABR loans. Interest on the Senior Secured Term Loan accrues at a variable interest rate, and interest payments are due quarterly. The Company may elect to convert SOFR Loans to ABR (and ABR Loans to SOFR). As of December 31, 2023, the interest rate in effect for the Senior Secured Term Loan's fourth quarter of 2023 interest payment was 14.15%.
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
Additionally, interest is required to be escrowed based on the principle outstanding. This amount was $11,755 at December 31, 2023. This escrowed amount is classified as restricted cash on the consolidated balance sheets.
The agreements also contain customary affirmative and negative covenants. They limit the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. Furthermore, the limitation on the Company’s ability to incur indebtedness also requires payment of principal and interest in kind on the 2021 Convertible Notes. While the Company was in compliance with this covenant as of December 31, 2023, and currently expects to remain in compliance as of March 31, 2024, absent the Company’s ability to secure additional outside capital, the Company may be unable to remain in compliance with this covenant beginning on June 30, 2024 and thereafter (see Note 1, Overview for further discussion).
The following table summarizes interest expense recognized on the Senior Secured Term Loan:

	For the Years Ended December 31,
	2023	2022
Contractual interest expense	$13,943	$4,887
Amortization of debt discount	407	142
Amortization of debt issuance costs	3,601	1,320
Total	$17,951	$6,349

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
The carrying value of the Senior Secured Term Loan is as follows:

	December 31,
	2023	2022
Principal	$100,000	$100,000
Unamortized debt discount	(1,459)	(1,866)
Unamortized debt issuance costs	(12,917)	(16,518)
Aggregate carrying value	$85,624	$81,616
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
As of December 31, 2023 and December 31, 2022, total equipment financing debt outstanding was $5,710 and $8,577, respectively of which $3,332 and $2,872 are recorded as a current liability on the consolidated balance sheets, respectively. For the years ended December 31, 2023 and 2022, the Company recognized $1,111 and $922 as interest expense attributable to the equipment financing agreement, respectively.
13. Warrants Liability
The Company has issued private placement warrants to various counterparties since the initial public offering (“IPO”), some of which are exercisable and outstanding as of December 31, 2023 and December 31, 2022.
In April 2023, the Company issued 16,000,000 shares of common stock and 16,000,000 private placement warrants to purchase shares of common stock, and in May 2023, the Company issued another 3,601,980 shares of common stock and 3,601,980 private placement warrants to purchase shares of common stock (the “April 2023 Transaction” and “May 2023 Transaction”, respectively). The proceeds from the April 2023 Transaction and May 2023 Transaction were $40,000, and $8,000, respectively. The fair value of the warrants and common stock for the April 2023 Transaction and May 2023 Transaction at issuance was $66,366 and $13,267, respectively, which was greater than the proceeds. As such, the Company recorded the excess as losses in the amounts of $26,366 and $5,267, respectively, as a component of change in fair value of warrants in the Company’s consolidated statements of operations and comprehensive loss. The Company paid $2,328 in underwriting fees at closing related to the Transactions.
The April 2023 Transaction and the May 2023 Transactions at issuance were considered a related party transaction due to the number of common shares and warrants issued. The ownership percentage exceeded the thresholds defined by SEC and US GAAP for a related party. However, as of December 31, 2023, all shareholders and warrant holders did not exceed the related party threshold. As such, the warrants liability as disclosed on the consolidated balance sheets and elsewhere in this document are not classified as related party.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Warrants Liability (cont.)

In December 2023, the Company issued in a combined public offering (i) 34,482,759 shares of its common stock and (ii) accompanying common warrants to purchase one share of common stock for each share of common stock sold (the "December 2023 Public Offering"). The gross proceeds to the Company from the December 2023 Public Offering were $50,000, before deducting underwriting fees at closing. The offering price for each share of common stock and accompanying warrant was $1.45. The fair value of the warrants and common stock for the December 2023 Public Offering at issuance was $71,294, which was greater than the proceeds. As such, the Company recorded the excess as losses in the amount of $21,294, as a component of change in fair value of warrants in the Company’s consolidated statements of operations and comprehensive loss. The Company paid $2,500 in underwriting fees at closing and incurred an additional $175 in legal fees related to the offering.
The 2023 warrants do not qualify for equity classification guidance in ASC 815-40 and are measured at fair value at each reporting period.
The amount of warrants outstanding and fair value for all warrants as of December 31, 2023 and 2022 are as follows:

	December 31, 2023		December 31, 2022
	Warrants Outstanding	Fair Value	Warrants Outstanding	Fair Value
IPO warrants	274,400	$55	325,000	$78
April 2023 warrants	16,000,000	6,276	—	—
May 2023 warrants	3,601,980	1,544	—	—
December 2023 warrants	34,482,759	19,586	—	—
Total	54,359,139	$27,461	325,000	$78
For all warrants in aggregate, the change in fair value for the years ended December 31, 2023 and 2022 has been recognized in change in fair value of warrants on the Company’s consolidated statements of operations and comprehensive loss. The fair value for the warrants are included in warrants liability on the consolidated balance sheets. See Note 15, Fair Value Measurements for further information.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Leases
The Company leases machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. Lease assets and lease liabilities as of December 31, 2023 and 2022 were as follows:

		December 31,
	Classification on Balance Sheet	2023	2022
Assets
ROU operating lease assets	Operating lease right-of-use asset, net	$4,033	$4,316
Finance lease assets	Property, plant and equipment, net	209	153
Total lease assets		$4,242	$4,469

		December 31,
	Classification on Balance Sheet	2023	2022
Liabilities
Current
Operating lease liability	Operating lease liability, current	$1,496	$1,106
Finance lease liability	Other current liabilities	100	32
Long-term
Operating lease liability	Operating lease liability	3,350	4,130
Finance lease liability	Other liabilities	88	126
Total lease liabilities		$5,034	$5,394
Operating lease costs for the years ended December 31, 2023 and 2022, were $1,573 and $1,370, respectively. As of December 31, 2023 and 2022, the weighted average remaining term (in years) for the operating leases was 2.77 and 3.82 years, respectively and the weighted average discount rate was 16.0% and 10.4%, respectively. As of December 31, 2023 and 2022, the weighted average remaining term (in years) for the finance leases was 2.54 and 3.94 years, respectively, and the weighted average discount rate was 26.3% and 19.9%, respectively.
Future minimum lease payments as of December 31, 2023 were as follows:

	Operating leases	Finance leases	Total
2024	$2,063	$135	$2,198
2025	2,175	56	2,231
2026	1,610	35	1,645
2027	—	19	19
Total minimum lease payments	$5,848	$245	$6,093
Less amounts representing interest	(1,002)	(57)	(1,059)
Present value of minimum lease payments	$4,846	$188	$5,034
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Leases (cont.)
For the years ended December 31, 2023 and 2022, the Company recognized revenue of $0 and $1,166 from the sales-type lease, respectively. Net sales-type lease receivables of $1,512 and $1,471, net of unearned finance income are recorded under other assets on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.
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
The table below summarizes the fair values of certain liabilities that are included within the Company's accompanying consolidated balance sheets, and their designations among the three fair value measurement categories:

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrants	$—	$55	$27,406	$—	$78	$—
Embedded derivatives	$—	$—	$4,423	$—	$—	$1,945
Warrants
The IPO warrants are classified as Level 2 financial instruments in the table above. They are valued on the basis of the quoted price of the Company’s public warrants, adjusted for insignificant difference between the public warrants and the private placement warrants.
The April 2023 warrants, May 2023 warrants, and the December 2023 warrants are classified as Level 3 financial instruments in the table above. The Company estimated the fair value of these warrants using the Black-Scholes model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, volatility, and time to expiration. The volatility involves unobservable inputs classified as Level 3 of the fair value hierarchy.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)
The inputs used to determine the fair value of the April 2023 warrants, May 2023 warrants, and the December 2023 warrants are as follows:

April 2023 warrants	December 31, 2023	April 12, 2023
Time to expiration	4.79 years	5.51 years
Common stock price	$1.09	$2.61
Risk-free interest rate	3.8%	3.4%
Volatility	70.0%	70.0%

May 2023 warrants	December 31, 2023	May 15, 2023
Time to expiration	4.54 years	5.17 years
Common stock price	$1.09	$2.31
Risk-free interest rate	3.8%	3.4%
Volatility	70.0%	70.0%

December 2023 warrants	December 31, 2023	December 14, 2023
Time to expiration	4.96 years	5.00 years
Common stock price	$1.09	$1.32
Risk-free interest rate	3.8%	3.9%
Volatility	70.0%	70.0%
Embedded derivatives
The Company estimated the fair value of the embedded conversion features in the 2021 Convertible Note and AFG Convertible Note using a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)
The inputs used to determine the fair value of the embedded derivative liabilities are as follows:

2021 Convertible Note	December 31, 2023	December 31, 2022
Term	2.50 years	3.50 years
Dividend yield	—%	—%
Risk-free interest rate	4.1%	4.1%
Volatility	70.0%	80.0%
Effective debt yield	40.0%	25.0%

AFG Convertible Note	December 31, 2023	January 18, 2023
Term	2.50 years	3.45 years
Dividend yield	—%	—%
Risk-free interest rate	4.1%	3.6%
Volatility	70.0%	70.0%
Effective debt yield	40.0%	40.0%
Level 3

The following table summarizes the changes in the fair value of liabilities that are included within the Company’s accompanying consolidated balance sheets and are designated as Level 3:

	For the Years Ended December 31,
	2023	2022
Embedded derivatives
Balance at beginning of the period	$1,945	$12,359
Additions	30,619	466
Change in fair value of derivatives - related party	(28,141)	(10,880)
Balance at end of the period	$4,423	$1,945

Warrants
Balance at beginning of the period	$—	$—
Additions	55,330	—
Change in fair value of warrants	(27,924)	—
Balance at end of the period	$27,406	$—

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)

The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets was as follows:

	Level in fair value hierarchy	December 31, 2023		December 31, 2022
		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	3	$863	$719	$863	$677
2021 Convertible Notes*	3	94,386	57,998	82,950	62,421
Senior Secured Term Loan	3	85,624	61,360	81,616	77,576
AFG Convertible Notes*	3	18,139	18,352	—	—
Equipment financing facility	3	5,710	4,826	8,577	6,282
Yorkville Convertible Notes*	3	—	—	2,688	2,908
Total		$204,722	$143,255	$176,694	$149,864
*Includes the embedded derivative liabilities.
16. Commitments and Contingencies
Lease commitments
The Company has lease commitments under lease agreements. See Note 14, Leases, for additional information.
Minimum Volume Commitment
In June 2022, the Company entered into a long-term supply agreement with a minimum volume commitment with a third party, which provides services to process certain raw materials. Any purchase order issued under this supply agreement will be non-cancellable. To the extent the Company fails to order the guaranteed minimum volume defined in the contract at the end of the term, the Company is required to pay the counterparty an amount equal to the shortfall, if any, multiplied by a fee. As of December 31, 2023, the Company had open purchase commitments of $113 under this agreement. The Company believes that the probability of failing to meet the minimum volume commitment is remote and no shortfall penalty has been accrued as of December 31, 2023.
Legal Proceedings
Class Action Complaints
On March 8, 2023, a class action lawsuit (the “Delman Complaint”) was filed in the Court of Chancery of the State of Delaware by plaintiff Richard Delman (the “Delman Plaintiff”) against certain defendants including the Company’s former directors (the “Delman Defendants”). Neither the Company nor Eos Energy Storage LLC were named as a defendant in the Delman Complaint, but each was identified as a relevant non-party, and the Company has indemnification obligations relating to the lawsuit. On February 1, 2024, the parties to the Delman Compliant agreed to a binding Settlement Term Sheet (the “Settlement”) whereby the Delman Plaintiff agreed to resolve the Delman Complaint in exchange for a settlement payment of $8,500, consisting of cash payments previously made by the Company of approximately $1,000 and an additional cash payment of approximately $7,500 funded by the Company’s D&O liability insurance policies. The settlement is subject to confirmatory discovery and approval by the Court of Chancery.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Commitments and Contingencies (cont.)
On August 1, 2023, a class action lawsuit was filed in the United States District Court of New Jersey by plaintiff William Houck (the “Houck Complaint”) against the Company and against three individual officers: the Company’s Chief Executive Officer, its former Chief Financial Officer, and its current Chief Financial Officer (with the Company, the “Houck Defendants”). The Houck Complaint alleges that the Houck Defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s contractual relationship with a customer and about the size of the Company’s order backlog and commercial pipeline. The Company has denied the allegations of wrongdoing in the Houck Complaint and intends to continue to vigorously defend against this action.
17. Stock-Based Compensation
Stock-based compensation expense included in the consolidated statements of operations and comprehensive loss was as follows:

	For the years ended December 31,
	2023	2022
Stock options	$2,468	$3,002
Restricted stock units	11,589	10,792
Total	$14,057	$13,794
The stock compensation has been recorded in cost of goods sold, research and development expenses and selling, general and administrative expenses.
The following table summarizes stock option activity during the years ended December 31, 2023 and 2022:

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2021	2,023,460	$9.51	6.3
Granted	3,275,224	1.33
Cancelled/Forfeited	(953,872)	4.84
Options Outstanding at December 31, 2022	4,344,812	4.37	7.7
Granted	649,865	2.27
Cancelled/Forfeited	(504,550)	2.39
Exercised	(262,500)	1.35
Options Outstanding at December 31, 2023	4,227,627	4.47	5.2
Options Exercisable at December 31, 2023	3,590,262	4.86	5.3

A summary of restricted stock units (RSU) activity for the years ended December 31, 2023 and 2022 is as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
17. Stock-Based Compensation (cont.)

	Units	Weighted-Average Grant-Date Fair Value
RSUs Outstanding at December 31, 2021	2,194,756	$16.36
Granted	2,557,263	2.87
Cancelled/Forfeited	(1,051,951)	8.55
Vested	(704,178)	15.02
RSUs Outstanding at December 31, 2022	2,995,890	7.89
Granted	4,804,057	3.42
Cancelled/Forfeited	(898,525)	4.86
Vested	(1,453,964)	7.39
RSUs Outstanding at December 31, 2023	5,447,458	4.58
In 2023, the Company reserved an additional 8,000,000 shares for the Amended and Restated 2020 Incentive Plan. As of December 31, 2023 and 2022, 5,015,893 and 994,108 shares remain for future issuance, respectively. Options generally have a term of five to ten years and vest over periods ranging from three months to two years. RSUs generally vest over periods from one to three years.
During the year ended December 31, 2023, the Company granted 40,000 RSUs and 0 options with performance and service conditions. Stock compensation is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For awards with performance conditions, compensation expense is recognized using an accelerated attribution method over the vesting period. The performance conditions primarily relate to achievement of sales and financing targets. In June 2023, the Company modified 550,000 performance-based stock options that were issued in June 2022 and December 2022 by extending the period to meet certain performance conditions. During the year ended December 31, 2023, all performance conditions were met for these 550,000 options, therefore accelerating the vesting and respective expense.
As of December 31, 2023, total unrecognized stock compensation expense was $15,314 of which $15,051 was attributable to unvested RSUs and $263 attributable to unvested stock options. Compensation expense for these unvested awards is expected to be recognized over a weighted-average remaining vesting period of 0.4 years for stock options and 2.3 years for RSUs.
The weighted average assumptions used to determine the fair value of stock options granted in 2023 and 2022 are as follows:

	2023	2022
Volatility	62.60%	61.36%
Risk free interest rate	4.07%	3.27%
Expected life (years)	3.00	4.67
Dividend yield	0%	0%
The weighted average grant date fair value of all stock options granted was $1.02 and $0.72 per option for the years ended December 31, 2023 and 2022, respectively.
18. Income Taxes
The Company is subject to U.S., Italy and India tax laws, regulations and policies. Changes to these laws or regulations may affect the Company’s tax liability, return on investments and business operations.
Earnings before income taxes
Net income (losses) before income taxes for the years ended December 31, 2023 and 2022 was as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Income Taxes (cont.)

	For the years ended December 31,
	2023	2022
U.S.	$(229,585)	$(229,923)
Non-U.S.	110	161
Total income (loss) before income tax	$(229,475)	$(229,762)
Income expense (benefit)
Income tax expense (benefit) was as follows:

	For the years ended December 31,
	2023	2022
Current expense (benefit):
U.S. federal	$—	$—
U.S. state and local	—	—
Non-U.S.	31	51
Total current income tax (benefit) provision	$31	$51
Deferred expense (benefit):
U.S. federal	$—	$—
U.S. state and local	—	—
Non-U.S.	—	—
Total deferred income tax (benefit) provision	—	—
Total income tax (benefit) provision	$31	$51
The Company has a tax provision of $31 and $51 for the years ended December 31, 2023 and 2022, respectively, due to foreign taxable income and the generation of U.S. taxable losses offset by a valuation allowance on the deferred tax assets.
Reconciliation of U.S. Federal Statutory income tax rate to actual income tax rate
The reconciliation from the statutory U.S. federal income tax rate to the effective tax rate is as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Income Taxes (cont.)

	For the years ended December 31,
	2023	2022
Income (loss) before income taxes	$(229,475)	$(229,762)

Statutory U.S. federal income tax (21%)	(48,190)	(48,250)
State and local income tax	330	(12,051)
Income taxed at rates other than statutory	8	17
Non-deductible convertible debt	8,420	(2,220)
Non-deductible warrant cost	(5)	(178)
Stock-based compensation	1,687	1,622
Non-deductible officers compensation	2,580	—
Valuation allowance	34,821	60,444
Other	380	667
Total income tax expense	$31	$51
Effective tax rate	—	—
The reported income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the income before income taxes primarily due to pretax losses in the U.S. for which no tax benefit has been provided, non-deductible convertible debt, as well as stock-based compensation.
Deferred Income Taxes
The Company records deferred income taxes to reflect the net tax effects of temporary differences, if any, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2023 and 2022 were as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Income Taxes (cont.)

	December 31,
	2023	2022
Deferred tax assets:
NOL carryforwards	$152,380	$121,142
Capital loss carryforwards	235	235
Tax credit carryforwards	65	65
Goodwill	6,735	7,427
Capitalized research & experimental costs	8,213	3,952
Stock-based compensation	3,819	4,819
Accruals and reserves	2,503	1,678
Organizational costs	124	140
Lease liability	1,309	1,413
Fixed assets	268	316
Inventory	977	663
Transaction costs	244	266
Deferred tax assets, gross	$176,872	$142,116
Valuation allowance	(175,680)	(140,858)
Total deferred tax assets, net	$1,192	$1,258
Deferred tax liabilities:
Right of use asset	(1,144)	(1,194)
Intangibles	(41)	(63)
Other	(7)	(1)
Deferred tax liabilities	(1,192)	(1,258)
Total deferred tax asset (liability)	$—	$—
The Tax Cuts & Jobs Act of 2017 ("TCJA") mandated that R&E costs incurred in tax years beginning after December 31, 2021 must be capitalized and amortized over five years if the research is performed in the United States and over 15 years if performed outside the United States. As of December 31, 2023 and December 31, 2022, the Company has capitalized and will amortize these costs over the required periods.
The Company maintains a valuation allowance where it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. Changes in the valuation allowance are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is required, the Company evaluates factors such as prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry back and carry forward periods and tax planning strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The Company has determined that it is more-likely-than-not that it will not be able to utilize its U.S. deferred tax assets at December 31, 2023 and 2022 due to a history of cumulative losses. As such, the Company has a valuation allowance against its net deferred tax assets.
The valuation allowance increased by $34,822 between December 31, 2023 and 2022. The increase was primarily attributable to an increase in NOL carryforwards. At December 31, 2023, the valuation allowance is $175,680, of which $1,762 would be allocated to additional paid-in capital if released. The remaining valuation allowance of $173,918 would be released through continuing operations.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Income Taxes (cont.)
Net Operating Losses & Tax Credits
As of December 31, 2023 and 2022, the Company has federal research and development tax credits (“R&D credit”) of approximately $3,733 for both years, which begin to expire in varying amounts from 2031 – 2038, subject to the annual limitation described below. In addition, the Company has state R&D credits of approximately $65 for the years ended December 31, 2023 and 2022, which will expire in 2024.
The Company has NOL carryforwards for tax purposes and other deferred tax assets that are available to offset future taxable income, subject to the annual limitation described below.
As of December 31, 2023 and 2022, the Company has gross federal NOL carryforwards of approximately $638,507 and $485,351, respectively. As of December 31, 2023 and 2022, the Company has state NOL carryforwards of $228,333 and $235,679, respectively. Regarding the federal NOL for the year ended December 31, 2023, $89,051 begins to expire in varying amounts from 2032 through 2036, while $549,456 has an indefinite carryforward period. Regarding the state NOL carryforwards for the year ended December 31, 2023, $222,764 begins to expire in varying amounts from 2033 through 2043, while $5,569 has an indefinite carryforward period. The U.S. (federal and state) operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. In 2020, the Company determined that the merger transaction constitutes a change of ownership as defined under Internal Revenue Code Section 382 and Section 383. Based on management’s Section 382 Limitation Analysis, it is expected that all NOL carryforwards that existed as of the transaction date will be allowable under Section 382. Subsequent changes in ownership could have occurred through December 31, 2023, which could further severely limit the use of losses. Management believes such limitation will not have a material adverse effect on the financial statements as the Company is currently in a net loss position, and the deferred tax asset on the Company’s NOL carryforward is offset by a full valuation allowance. Management will further evaluate the impact, if any, on the allowable net operating loss carryforward. Based on management’s Section 383 Limitation Analysis, it is expected that as of December 31, 2023 and December 31, 2022, $3,733 of federal R&D credits will expire unused.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Income Taxes (cont.)
The Company has unrecognized tax benefits associated with uncertain tax positions as of December 31, 2023 and 2022 as follows:

	For the years ended December 31,
	2023	2022
Gross unrecognized tax benefits as of January 1	$685	$719
Additions:
Current year tax positions	—	—
Prior year tax positions	—	—
Rate change	(5)	(34)
Settlements	—	—
Lapse of statute of limitations	—	—
Gross unrecognized tax benefits as of December 31	$680	$685
The total amount of gross unrecognized tax benefits was $680 and $685 for the years ended December 31, 2023 and 2022, respectively. The decrease in gross unrecognized tax benefits in 2023 was due to a change in state deferred tax rate.
Included in the balance of unrecognized tax benefits at December 31, 2023 are potential benefits of nil that, if recognized, would affect the effective tax rate on income from continuing operations. The open tax years for federal returns are 2020 and forward, and the open tax years for state returns are generally 2019 and forward. Net operating losses and R&D credits generated in closed years and utilized in open years are subject to adjustment by the tax authorities. The Company is not currently under examination by any taxing jurisdiction.
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
19. Shareholders' Deficit
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 300,000,000 shares of common stock at $0.0001 par value. The holders of the Company’s common stock are entitled to one vote for each share held. At December 31, 2023 and 2022, there were 199,133,827 and 82,653,781 shares of common stock issued and outstanding.
Treasury Stock
For the years ended December 31, 2023 and 2022, the Company recorded treasury stock of $633 and $978 for shares withheld from employees to cover the payroll tax liability of RSUs vested, respectively. The treasury stock was immediately retired.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Shareholders' Deficit (cont.)
Public Warrants
In 2020, the Company issued public and private warrants to purchase 9,075,000 shares of the Company's common stock. Each public warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. For the years ended December 31, 2023 and 2022, 0 and 600 public warrants were exercised, respectively. On December 31, 2023 and 2022, there were 7,052,254 and 7,001,654 public warrants outstanding, respectively. See Note 13, Warrants Liability for private warrants outstanding as of December 31, 2023 and 2022.
April 2023 Transaction and May 2023 Transaction
As discussed in Note 13, Warrants Liability, the April 2023 Transaction consisted of issuance of 16,000,000 shares of common stock at a price of $2.50 per share. The Company also issued 16,000,000 private placement warrants to purchase 16,000,000 shares of common stock. The warrants have an exercise price of $3.14 per share, became exercisable in October 2023 and expire five and one-half years from the date of issuance (see Note 13, Warrants Liability for further discussion).
The May 2023 Transaction consisted of issuance of 3,601,980 shares of common stock at a price of $2.221 per share. The Company also issued 3,601,980 private placement warrants to purchase 3,601,980 shares of common stock. The warrants have an exercise price of $2.50 per share, and became exercisable in July 2023. The warrants expire five years from the date they were initially exercisable (see Note 13, Warrants Liability for further discussion).
The gross proceeds to the Company from the April and May Transactions were $40,000 and $8,000, respectively, before deducting underwriting fees.
December 2023 Public Offering
In December 2023, the Company issued in a combined public offering (i) 34,482,759 shares of its common stock and (ii) accompanying common warrants to purchase one share of common stock for each share of common stock sold. The gross proceeds to the Company from the offering were $50,000, before deducting underwriting fees. The offering price for each share of common stock and accompanying warrant was $1.45. Each warrant has an exercise price of $1.60 per share, is immediately exercisable and will expire on the fifth anniversary of the original issuance date (see Note 13, Warrants Liability for further discussion).
Standby Equity Purchase Agreement
On April 28, 2022, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, as amended, the Company has the right, but not the obligation, to sell to Yorkville up to $75,000 of shares of its common stock at the Company’s request at any time during the commitment period, which commenced on April 28, 2022 and will end on the earlier of (i) May 1, 2024, or (ii) the date on which Yorkville shall have made payment of advances requested by the Company totaling up to the commitment amount of $75,000. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of common stock with an aggregate value of up to $20,000. The SEPA provides for shares to be sold to Yorkville at 97.0% of market price. Pursuant to the terms and conditions set forth in the SEPA, 465,117 shares were issued to Yorkville in April 2022 as consideration for its irrevocable commitment to purchase shares of common stock. The fair value of these shares of $1,061 was recorded as other expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.
For the year ended December 31, 2023, total funds raised under the SEPA, inclusive of proceeds received from the 2023 Promissory Notes, were $35,550. Total shares issued under the SEPA for the year ended December 31, 2023 were 23,630,937.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Shareholders' Deficit (cont.)
For the year ended December 31, 2022, total funds raised under the SEPA, inclusive of proceeds received from the December 2022 Promissory Note, were $14,500. Total shares issued under the SEPA for the year ended December 31, 2022 were 7,361,602.
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
During the year ended December 31, 2023, the Company sold 37,126,137 shares raising net proceeds of $92,916, net of fees paid to Cowen, at an average selling price of $2.58 per share, included in the consolidated statement of shareholders' equity.
During the year ended December 31, 2022, the Company sold 20,539,603 shares raising net proceeds of $38,626, net of fees paid to Cowen, at an average selling price of $1.94 per share, included in the consolidated statement of shareholders' equity.
Earnings (loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating EPS on a diluted basis. As the Company incurred a net loss for the years ended December 31, 2023 and 2022, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible redeemable notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted average shares for the years ended December 31, 2023 and 2022.

The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	For the years ended December 31,
	2023	2022
Stock options and restricted stock units	9,675,085	7,340,702
Warrants	61,411,393	7,326,654
Convertible Notes	16,226,124	7,422,371

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Subsequent Events
On January 8, 2024, Hi-Power entered into an Amended and Restated Manufacturing Purchase and Supply Agreement (the “Supply Agreement”) with TETRA Technologies, Inc. (“TETRA”), a Delaware corporation, to govern the provision of TETRA PureFlow® zinc bromide and the manufacturing and provision of Eos’s proprietary electrolyte solution (collectively, the “Products”) by TETRA to Eos. Pursuant to the Supply Agreement, TETRA has provided certain volume supply commitments in exchange for serving as Eos’ preferred supplier of the Products. As Eos’s preferred supplier, Eos has agreed to purchase 100% of its requirement of zinc bromide products, including TETRA PureFlow® zinc bromide, and 75% of its requirement of Eos’ proprietary electrolyte solution from TETRA, and has provided TETRA a right of first refusal prior to entering into a supply agreement for such Products from a third-party. The Supply Agreement does not contain any minimum purchase volume requirements. As part of the Supply Agreement, TETRA is granted a non-exclusive, non-sub-licensable, non-transferable license to Hi-Power’s proprietary electrolyte formula, solely in connection with manufacturing and provision of Eos’ proprietary electrolyte solution to Eos. The Supply Agreement expires on December 31, 2027 and contains customary default provisions, liquidated damages, suspension clauses and remedies in the event of any uncured default by Hi-Power.
On January 31, 2024, Hi-Power entered into a Pricing Agreement (“Pricing Agreement”) with SHPP US LLC (“Sabic”) to govern the pricing terms for sales of certain resin (the “Product”) to Hi-Power authorized purchasers by Sabic. Pursuant to the Pricing Agreement, Sabic has provided certain pricing commitments in exchange for serving as Hi-Power’s exclusive supplier of the Products. As Hi-Power’s exclusive supplier, Hi-Power has agreed to require that its authorized suppliers purchase 100% of Hi-Power’s requirement of Product from Sabic. The Pricing Agreement also contains certain minimum purchase volume requirements, in exchange for which Sabic granted Hi-Power and/or its authorized suppliers the exclusive right to purchase the Product within the market space of zinc-bromine bi-polar electrodes for use in stationary utility storage. The Pricing Agreement expires on December 31, 2028.
On February 1, 2024, the Company entered into a binding Settlement Term Sheet (the “Settlement”) to resolve a pending stockholder class complaint brought by Richard Delman in the Court of Chancery of the State of Delaware the (“Delman Complaint”) against certain of the Company’s former directors that served prior to the Company’s business combination transaction in 2020. Neither the Company or Eos Energy Storage LLC was named as a defendant in the complaint, but each was identified as a relevant non-party and the Company owes certain indemnification obligations relating to the lawsuit to the Company’s former directors. Pursuant to the Settlement, the Delman Plaintiff agreed to resolve the Delman Complaint in exchange for a settlement payment of $8,500, consisting of cash payments previously made by the Company of approximately $1,000 and an additional cash payment of approximately $7,500 funded by the Company’s D&O liability insurance policies. The settlement is subject to confirmatory discovery and approval by the Court of Chancery.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Edison, State of New Jersey, on March 4, 2024.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Joseph Mastrangelo	Chief Executive Officer and Director	March 4, 2024
Joseph Mastrangelo	(Principal Executive Officer)
/s/ Nathan Kroeker	Chief Financial Officer	March 4, 2024
Nathan Kroeker	(Principal Financial Officer)
/s/ Sumeet Puri	Chief Accounting Officer	March 4, 2024
Sumeet Puri	(Principal Accounting Officer)
/s/ Jeffrey Bornstein	Director	March 4, 2024
Jeffrey Bornstein
/s/ Alex Dimitrief	Director	March 4, 2024
Alex Dimitrief
/s/ Claude Demby	Director	March 4, 2024
Claude Demby
/s/ Jeffrey McNeil	Director	March 4, 2024
Jeffrey McNeil
/s/ Russell Stidolph	Director	March 4, 2024
Russell Stidolph
/s/ Marian "Mimi" Walters	Director	March 4, 2024
Marian "Mimi" Walters
/s/ Audrey Zibelman	Director	March 4, 2024
Audrey Zibelman