Form 10-K/A
period 2023-12-31
Eos Energy Enterprises, Inc.
filed 2024-03-07
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Deloitte & Touche LLP, New York, NY (PCAOB ID: 34)

EXPLANATORY NOTE

On March 4, 2024, Eos Energy Enterprises, Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Form 10-K”).
This Amendment No. 1 to Form 10-K (“Amendment”) of the Company is being filed solely to amend Item 15(a)(3) and Exhibit 23.1 to include an updated consent of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, to include references to certain registration statements of the Company which were inadvertently omitted from the original consent filed.
This Amendment should be read in conjunction with the Original Form 10-K and includes only the portions of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. Other than as described in this explanatory note, this Amendment does not change any of the financial or other information set forth in the Original Form 10-K or the exhibits thereto. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(3) Exhibits. Filed as part of this Annual Report are the following exhibits:

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated as of September 7, 2020, by and among the Company, BMRG Merger Sub, LLC, BMRG Merger Sub II, LLC, Eos Energy Storage LLC, New Eos Energy LLC and AltEnergy Storage VI, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2020)	Form 8-K	File No. 001-39291	2.1	September 8, 2020

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.2	May 19, 2022

4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-39291	4.1	November 20, 2020

4.2	Specimen Warrant Certificate	Form 8-K	File No. 001-39291	4.2	November 20, 2020

4.3	Eos Energy Enterprises, Inc. 5%/6% Convertible Senior PIK Toggle Note due 2026	Form 8-K	File No. 001-39291	4.1	July 7, 2021

4.4	Warrant Agreement, dated May 19, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company	Form 8-K	File No. 001-39291	4.1	May 22, 2020

4.5	Description of Securities	Form 10-K	File No. 001-39291	4.5	February 25, 2022

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
4.6	Indenture, dated April 7, 2022, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2022)	Form 8-K	File No. 001-39291	10.1	April 13, 2022

4.7	Convertible Promissory Note, dated as of June 13, 2022, between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	4.1	June 13, 2022

4.8	Convertible Promissory Note dated as of December 29, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	4.1	December 29, 2022

4.9	Form of Note (including Indenture incorporated by reference therein)	Form 8-K	File No. 001-39291	4.1	January 19, 2023

4.10	Convertible Promissory Note dated as of February 1, 2023 made by Eos Energy Enterprises, Inc. in favor of YA II PN, LTD	Form 8-K	File No. 001-39291	4.1	February 02, 2023

4.11	Convertible Promissory Note dated as of March 17, 2023 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	4.1	March 17, 2023

4.12	Convertible Promissory Note dated as of April 10, 2023 between Eos Energy Enterprises, Inc. and YA II PN, LTD	Form 8-K	File No. 001-39291	4.1	April 11, 2023

4.13	Form of Common Stock Purchase Warrant, dated as of April 12, 2023	Form 8-K	File No. 001-39291	4.1	April 14, 2023

4.14	Form of Common Stock Purchase Warrant, dated as of May 15, 2023	Form 8-K	File No. 001-39291	4.1	May 17, 2023

4.15	Indenture, dated May 25, 2023, between the Company and Wilmington Trust, National Association, as trustee	Form 8-K	File No. 001-39291	4.1	May 25, 2023

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
4.16	Form of Note, dated as of May 25, 2023	Form 8-K	File No. 001-39291	4.2	May 25, 2023

4.17	Form of Common Stock Purchase Warrant	Form 8-K	File No. 001-39291	4.1	December 15, 2023

10.1	Sponsor Earnout Letter	Form 8-K	File No. 001-39291	10.8	November 20, 2020

10.2	Eos Energy Enterprises, Inc. 2020 Incentive Plan	Form 8-K	File No. 001-39291	10.10	November 20, 2020

10.3	Form of Indemnity Agreement	Form 8-K	File No. 001-39291	10.13	November 20, 2020

10.4	Employment Agreement, dated February 24, 2021, by and between the Company and Joseph Mastrangelo	Form 8-K	File No. 001-39291	99.1	March 2, 2021

10.5	Offer Letter, dated February 19, 2021, by and between the Company and Jody Markopoulos	Form 8-K	File No. 001-39291	10.1	March 12, 2021

10.6	Employment Agreement, dated March 25, 2021, by and between the Company and Sagar Kurada	Form 8-K	File No. 001-39291	10.1	March 31, 2021

10.7	Unit Purchase Agreement, dated April 8, 2021	Form 8-K	File No. 001-39291	10.1	April 14, 2021

10.8	Form of Transition Services Agreement (Included in Exhibit 10.08)	Form 8-K	File No. 001-39291	10.2	April 14, 2021

10.9	Amended and Restated Registration Rights Agreement, dated May 10, 2021, by and between the Registrant, B. Riley Principal Sponsor Co. II, LLC and the other parties thereto	Form 8-K	File No. 001-39291	4.01	May 10, 2021

10.10	Amended and Restated Registration Rights Agreement, dated May 10, 2021, by and among the Company and the security holders party thereto	Form 8-K	File No. 001-39291	4.02	May 10, 2021

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.11	Investment Agreement, dated as of July 6, 2021, by and among Eos Energy Enterprises, Inc. and Spring Greek Capital, LLC	Form 8-K	File No. 001-39291	10.1	July 7, 2021

10.12	Master Equipment Financing Agreement, dated September 30, 2021	Form 8-K	File No. 001-39291	10.1	October 5, 2021

10.13	Guaranty Agreement, dated September 30, 2021	Form 8-K	File No. 001-39291	10.2	October 5, 2021

10.14	Separation Agreement, dated December 13, 2021, by and between the Company and Sagar Kurada	Form 8-K	File No. 001-39291	10.01	December 14, 2021

10.15	Employment Agreement, dated December 13, 2021, by and between the Company and Randall B. Gonzales	Form 8-K	File No. 001-39291	10.02	December 14, 2021

10.16	Employment Letter, dated December 29, 2021 by and between the Company and John Tedone	Form 8-K	File No. 001-39291	10.1	February 14, 2022

10.17	Standby Equity Purchase Agreement, dated April 28, 2022, by and between Eos Energy Enterprises, Inc. and YA II PN, Ltd.	Form 8-K	File No. 001-39291	10.1	April 28, 2022

10.18	Joinder to Investment Agreement, dated May 1, 2022 among Eos Energy Enterprises, Inc., Spring Creek Capital, LLC and Wood River Capital, LLC	Form 10-Q	File No. 001-39291	10.3	May 9, 2022

10.19	Amendment No. 1 to the Standby Equity Purchase Agreement, dated as of April 28, 2022, between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	10.1	June 13, 2022

10.20	Supplemental Agreement, dated as of June 13, 2022, to the Standby Equity Purchase Agreement dated as of April 28, 2022 between Eos Energy Enterprises, Inc. and YA II PN, LTD.	Form 8-K	File No. 001-39291	10.2	June 13, 2022

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.21	Senior Secured Term Loan Credit Agreement, dated as of July 29, 2022, by and among Eos Energy Enterprises, Inc., the lenders party thereto, and ACP Post Oak Credit I LLC, as administrative agent and collateral agent.	Form 8-K	File No. 001-39291	10.1	August 1, 2022

10.22	Guarantee and Collateral Agreement, dated as of July 29, 2022, by and among Eos Energy Enterprises, Inc., the other grantors named therein and ACP Post Oak Credit I LLC, as collateral agent	Form 8-K	File No. 001-39291	10.2	August 1, 2022

10.23	Commitment Increase Agreement, dated as of August 4, 2022, by and among Eos Energy Enterprises, Inc., the guarantors party thereto, ACP Post Oak Credit I LLC, as administrative agent and lender, and certain other lenders party thereto	Form 8-K	File No. 001-39291	10.1	August 5, 2022

10.24	Sales Agreement, dated August 5, 2022, by and between Eos Energy Enterprises, Inc. and Cowen and Company, LLC	Form 8-K	File No. 001-39291	10.2	August 5, 2022

10.25	Amended Director Compensation Policy, dated as of September 7, 2022	Form 8-K	File No. 001-39291	10.1	September 9, 2022

10.27	Commitment Increase Agreement, dated as of December 7, 2022, by and among Eos Energy Enterprises, Inc. the guarantors party thereto, and ACP Post Oak Credit LLC.	Form 8-K	File No. 001-39291	10.1	December 8, 2022

10.30	Separation Agreement, dated January 20, 2023, by and between the Company and Randall Gonzales	Form 8-K	File No. 001-39291	10.1	January 20, 203

10.31	Employment Agreement, dated January 20, 2023, by and between the Company and Nathan Kroeker	Form 8-K	File No. 001-39291	10.2	January 20, 203

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.32	Investment Agreement, dated January 18, 2023, by and among Eos Energy Enterprises, LLC and the purchasers listed therein	Form 8-K	File No. 001-39291	10.1	January 19, 2023

10.33	Limited Consent Agreement, dated as of January 17, 2023, among Eos Energy Enterprises, LLC, the lenders party thereto, and ACP Post Oak Credit I LLC, as administrative agent	Form 8-K	File No. 001-39291	10.2	January 19, 2023

10.38	Form of Securities Purchase Agreement, dated as of April 12, 2023	Form 8-K	File No. 001-39291	10.1	April 14, 2023

10.39	Form of Securities Purchase Agreement, dated as of May 15, 2023	Form 8-K	File No. 001-39291	10.1	May 17, 2023

10.40	Amendment No. 1 to Common Stock Sales Agreement, dated August 23, 2023, by and between Eos Energy Enterprises, Inc. and Cowen and Company, LLC	Form 8-K	File No. 001-39291	10.1	August 23, 2023

10.41	Master Supply Agreement, dated August 23, 2023, by and between HI-POWER, LLC and ACRO Automation Systems, Inc.	Form 8-K	File No. 001-39291	10.2	August 23, 2023

10.42	Employment Agreement, dated August 27, 2023, by and between the Company and Sumeet Puri	Form 8-K	File No. 001-39291	10.1	August 28, 2023

10.43**	Separation Agreement, dated January 19, 2024, by and between the Company and Melissa Berube

10.44**	Employment Agreement, dated January 17, 2024, by and between the Company and Michael Silberman

21.1	Subsidiaries of the Company	Form 10-K	File No. 001-39291	21.1	February 28, 2023

23.1*	Consent of Independent Registered Public Accounting Firm

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
24.1**	Power of Attorney

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97**	Policy relating to recovery of compensation

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith.
**	Previously filed.
+	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Edison, State of New Jersey, on March 7, 2024.

EOS ENERGY ENTERPRISES, INC.

By: /s/ Nathan Kroeker
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Joseph Mastrangelo	Chief Executive Officer and Director	March 7, 2024
Joseph Mastrangelo	(Principal Executive Officer)
/s/ Nathan Kroeker	Chief Financial Officer	March 7, 2024
Nathan Kroeker	(Principal Financial Officer)
/s/ Sumeet Puri	Chief Accounting Officer	March 7, 2024
Sumeet Puri	(Principal Accounting Officer)
*	Director	March 7, 2024
Jeffrey Bornstein
*	Director	March 7, 2024
Alex Dimitrief
*	Director	March 7, 2024
Claude Demby
*	Director	March 7, 2024
Jeffrey McNeil
*	Director	March 7, 2024
Russell Stidolph
*	Director	March 7, 2024
Marian "Mimi" Walters
*	Director	March 7, 2024
Audrey Zibelman

*By:	/s/ Joseph Mastrangelo
Joseph Mastrangelo Attorney-in-Fact