Form 10-Q
period 2024-03-31
Eos Energy Enterprises, Inc.
filed 2024-05-14
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 208,127,550 shares of common stock as of May 8, 2024.

FORWARD-LOOKING INFORMATION
All statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”), other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements. These statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of Eos Energy Enterprises, Inc. Forward-looking statements are based on our management’s beliefs, as well as assumptions made by and information currently available to, them. Because such statements are based on expectations as to future financial and operating results and are not statements of fact, actual results may differ materially from those projected. Factors which may cause actual results to differ materially from current expectations include, but are not limited to:
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
•uncertainties around our ability to meet the applicable conditions precedent and secure final approval of a loan in a timely manner or at all from the Department of Energy, Loan Programs Office, or the timing of funding and the final size of any loan that is approved;
•the possibility of a government shutdown while we work to meet the applicable conditions precedent and finalize loan documents with the U.S. Department of Energy Loan Programs Office or while we await notice of a decision regarding the issuance of a loan from the Department of Energy Loan Programs Office;
•our ability to continue to develop efficient manufacturing processes to scale and to forecast related costs and efficiencies accurately;
•fluctuations in our revenue and operating results;
•competition from existing or new competitors;
•our ability to convert firm order backlog and pipeline to revenue;
•risks associated with security breaches in our information technology systems;
•risks related to legal proceedings or claims;
•risks associated with evolving energy policies in the United States and other countries and the potential costs of regulatory compliance;
•risks associated with changes to the U.S. trade environment;
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
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements and, except as required by law, the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. See also Part I, Item 1A, “Risk Factors” disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional discussion of the risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied in its forward-looking statements.

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$31,773	$69,473
Restricted cash	2,625	3,439
Accounts receivable, net	3,953	3,387
Inventory, net	14,393	17,070
Vendor deposits	6,513	7,161
Contract assets, current	11,075	6,386
Prepaid expenses	1,278	1,082
Grant receivable	4,798	3,256
Other receivables	7,500	7,500
Other current assets	3,110	3,577
Total current assets	87,018	122,331

Property, plant and equipment, net	42,742	37,855
Intangible assets, net	282	295
Goodwill	4,331	4,331
Operating lease right-of-use asset, net	3,735	4,033
Long-term restricted cash	11,858	11,755
Other assets, net	5,716	5,892
Total assets	$155,682	$186,492

LIABILITIES
Current liabilities:
Accounts payable	$18,339	$20,540
Accrued expenses	38,614	32,332
Operating lease liability, current	1,574	1,496
Long-term debt, current	3,458	3,332
Contract liabilities, current	2,828	3,070
Other current liabilities	108	100
Total current liabilities	64,921	60,870

Long-term liabilities:
Operating lease liability	2,922	3,350
Long-term debt	88,222	88,002
Convertible notes payable - related party	113,950	112,525
Interest payable - related party	2,892	—
Contract liabilities, long-term	4,283	3,540
Warrants liability	24,561	27,461
Other liabilities	1,604	1,544
Total long-term liabilities	238,434	236,422
Total liabilities	303,355	297,292

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
COMMITMENTS AND CONTINGENCIES (NOTE 15)

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 300,000,000 shares authorized, 206,779,447 and 199,133,827 shares outstanding on March 31, 2024 and December 31, 2023, respectively	22	21
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding on March 31, 2024 and December 31, 2023	—	—
Additional paid in capital	774,857	765,018
Accumulated deficit	(922,554)	(875,846)
Accumulated other comprehensive income	2	7
Total shareholders' deficit	(147,673)	(110,800)
Total liabilities and shareholders' deficit	$155,682	$186,492
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Total revenue	$6,601	$8,835
Costs and expenses
Cost of goods sold	28,229	26,940
Research and development expenses	5,200	5,445
Selling, general and administrative expenses	14,242	13,955
Loss from write-down of property, plant and equipment	65	760
Total costs and expenses	47,736	47,100
Operating loss	(41,135)	(38,265)
Other (expense) income
Interest expense, net	(4,267)	(4,829)
Interest expense - related party	(4,851)	(13,755)
Change in fair value of warrants	2,900	(156)
Change in fair value of derivatives - related parties	534	(12,934)
Loss on debt extinguishment	—	(1,634)
Other income (expense)	136	(17)
Loss before income taxes	$(46,683)	$(71,590)
Income tax expense	25	10
Net loss	$(46,708)	$(71,600)
Other comprehensive income
Foreign currency translation adjustment, net of tax	(5)	1
Comprehensive loss	$(46,713)	$(71,599)

Basic and diluted loss per share attributable to common shareholders
Basic	$(0.23)	$(0.82)
Diluted	$(0.23)	$(0.82)
Weighted average shares of common stock
Basic	201,306,905	86,797,669
Diluted	201,306,905	86,797,669
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances on December 31, 2022	82,653,781	$9	$513,614	$6	$(646,340)	$(132,711)
Stock-based compensation	—	—	3,363	—	—	3,363
Release of restricted stock units	915,206	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(246,717)	—	(345)	—	—	(345)
Issuance of common stock	11,900,400	1	25,694	—	—	25,695
Foreign currency translation adjustment	—	—	—	1	—	1
Net loss	—	—	—	—	(71,600)	(71,600)
Balances on March 31, 2023	95,222,670	$10	$542,326	$7	$(717,940)	$(175,597)

Balances on December 31, 2023	199,133,827	$21	$765,018	$7	$(875,846)	$(110,800)
Stock-based compensation	—	—	2,941	—	—	2,941
Release of restricted stock units	657,605	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(251,967)	—	(308)	—	—	(308)
Issuance of common stock	7,239,982	1	7,206	—	—	7,207
Foreign currency translation adjustment	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(46,708)	(46,708)
Balances on March 31, 2024	206,779,447	$22	$774,857	$2	$(922,554)	$(147,673)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(46,708)	$(71,600)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,941	3,363
Depreciation and amortization	1,197	2,686
Loss on debt extinguishment	—	1,634
Loss from write-down of property, plant and equipment	65	760
Amortization of right-of-use assets	298	233
Non-cash interest expense	885	915
Non-cash interest expense - related party	1,549	11,338
Change in fair value of warrants	(2,900)	156
Change in fair value of derivatives - related parties	(534)	12,934
Changes in operating assets and liabilities:
Prepaid expenses	(196)	406
Inventory	2,677	9,185
Accounts receivable	(566)	(1,984)
Vendor deposits	(204)	(917)
Contract assets	(4,572)	(1,914)
Grant receivable	(1,542)	(780)
Accounts payable	(2,593)	(208)
Accrued expenses	6,159	4,991
Interest payable - related party	2,892	2,417
Operating lease liabilities	(350)	(262)
Contract liabilities	501	(3,450)
Other	527	(381)
Net cash used in operating activities	(40,474)	(30,478)

Cash flows from investing activities
Purchases of property, plant and equipment	(4,042)	(2,897)
Net cash used in investing activities	(4,042)	(2,897)

Cash flows from financing activities
Principal payments on finance lease obligations	(2)	(7)
Proceeds from issuance of convertible notes - related party	—	33,350
Payment of debt issuance costs - related party	—	(1,116)
Repayment of equipment financing facility	(786)	(677)
Proceeds from issuance of common stock	7,207	1,250
Repurchase of shares from employees for income tax withholding purposes	(308)	(345)
Net cash provided by financing activities	6,111	32,455

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(1)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net decrease in cash, cash equivalents and restricted cash	(38,411)	(921)
Cash, cash equivalents and restricted cash, beginning of the period	84,667	31,223
Cash, cash equivalents and restricted cash, end of the period	$46,256	$30,302

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$384	$603
Issuance of common stock upon settlement of Yorkville convertible notes	—	24,422
Accrued and unpaid capitalized internal-use software	8	130

Supplemental disclosures
Cash paid for interest	$238	$3,690
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.Overview
Nature of Operations
Eos Energy Enterprises, Inc. (the “Company,” “we,” “us,” “our,” and “Eos”) designs, develops, manufactures and markets innovative energy storage solutions for utility-scale, microgrid and commercial & industrial (“C&I”) applications. Eos developed a broad range of intellectual property with multiple patents covering unique battery chemistry, mechanical product design, energy block configuration and a software operating system (Battery Management System). The Company has only one operating and reportable segment.
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
In order to execute its development strategy, the Company has historically relied on outside capital through the issuance of equity, debt and borrowings under financing arrangements (collectively “outside capital”) to fund its cost structure and expects to continue to rely on outside capital for the foreseeable future. While the Company believes it will eventually reach a scale of profitability to sustain its operations, there can be no assurance the Company will be able to achieve such profitability or do so in a manner that does not require its continued reliance on outside capital. Moreover, while the Company has historically been successful in raising outside capital, there can be no assurance the Company will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to the Company.
As of the date the accompanying Unaudited Condensed Consolidated Financial Statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the three months ended March 31, 2024, the Company incurred a net loss of $46,708, incurred negative cash flows from operations of $40,474 and had an accumulated deficit of $922,554 as of March 31, 2024.
•As of March 31, 2024, the Company had $31,773 of unrestricted cash and cash equivalents available to fund the Company’s operations and working capital of $22,097, inclusive of $3,458 of outstanding debt that is currently scheduled to mature within the next twelve months. Additionally, the Company has no additional borrowings available under pre-existing financing arrangements to fund its operations (see Note 12, Borrowings).
•The Company has available capacity under its at-the-market (“ATM”) offering program to issue shares of the Company’s common stock, (see also Note 18, Shareholders’ Deficit) to aid in funding the Company’s operations. However, the Company’s ability to secure such funding is dependent upon certain conditions, such as investors’ willingness to purchase the Company’s common stock and at a price that is acceptable to the Company. Accordingly, as of the issuance date, there is no assurance the Company will be able to secure funding under these pre-existing arrangements or on terms that are acceptable to the Company.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Overview (cont.)
•Similarly, while the Company has historically been successful in raising additional outside capital to fund the Company’s operations, as of the issuance date no assurance can be provided the Company will be successful in obtaining additional outside capital or on terms that are acceptable to the Company. In this regard, the Company continues to progress through the Department of Energy (“DOE”) Loan Programs Office’s (“LPO”) process for its Title XVII loan. In August 2023, the DOE issued a conditional commitment letter to the Company for a loan of an aggregate principal amount of up to $398,600 through the DOE’s Clean Energy Financing Program. Certain technical, legal and financial conditions must be met and due diligence to the satisfaction of the DOE must be completed before the DOE enters into definitive financing documents with the Company and funds the loan. There can be no assurance that the Company will be able to secure such a loan or on terms that are acceptable to the Company.
•The Company is required to remain in compliance with a quarterly minimum financial liquidity covenant under its Senior Secured Term Loan Credit Agreement (“Senior Secured Term Loan”). While the Company was in compliance with this covenant as of March 31, 2024, the Company expects it may be unable to remain in compliance with this covenant beginning on June 30, 2024 and thereafter absent the Company’s ability to secure a waiver or raise additional outside capital. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other nonfinancial covenants required by the Senior Secured Term Loan and the Company is further unable to cure such noncompliance or secure a waiver, the Lender - Atlas Credit Partners (ACP) Post Oak Credit I LLC (“Atlas”) may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
•Absent an ability to secure additional outside capital in the near term, the Company will be unable to meet its obligations as they become due over the next twelve months beyond the issuance date.
•In the event the Company’s ongoing efforts to raise additional outside capital prove unsuccessful, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors and/or allowing the Company to become insolvent.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its 100% owned, direct and indirect subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany transactions and balances have been eliminated in the preparation of the Unaudited Condensed Consolidated Financial Statements. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2023 Annual Report on Form 10-K. These interim results are not necessarily indicative of results for the full year.

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
Recent Accounting Pronouncements
There were no new accounting standards or updates during the three months ended March 31, 2024 that would have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.
3. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning and extended warranty services. Product revenues, which are generally recognized at a point in time, and service revenues, which are generally recognized over time, are as follows:

	For the Three Months Ended March 31,
	2024	2023
Product revenue	$6,501	$8,675
Service revenue	100	160
Total revenues	$6,601	$8,835
For the three months ended March 31, 2024, the Company had one customer that accounted for 88.1% of total revenue; for the three months ended March 31, 2023, we had one customer that accounted for 97.0% of total revenue.
Lessor revenue
The Company leases battery energy storage systems to one customer through a sales-type lease with a 20-year term. No revenue was recognized from the sales-type lease for the three months ended March 31, 2024 and 2023.
Contract assets and Contract liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers. Contract assets, current, Contract liabilities, current and Contract liabilities, long-term are included separately on the Unaudited Condensed Consolidated Balance Sheets and contract assets expected to be recognized in greater than twelve months are included under Other assets, net.

	March 31, 2024	December 31, 2023
Contract assets	$12,894	$8,322
Contract liabilities	$7,111	$6,610

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
Contract assets increased by $4,572 during the three months ended March 31, 2024 due to recognition of revenues for which invoicing has not yet occurred. Contract liabilities increased by $501 during the three months ended March 31, 2024, reflecting $798 of revenue recognized from customers and offset by $1,299 in customer advance payments.
Contract liabilities of $2,828 as of March 31, 2024 are expected to be recognized within the next twelve months and long-term contract liabilities of $4,283 are expected to be recognized as revenue in greater than twelve months. Contract assets of $11,075 as of March 31, 2024 are expected to be recognized within the next twelve months and long-term contract assets of $1,819 are expected to be recognized as accounts receivable in greater than twelve months.
Remaining Performance Obligations
Remaining performance obligations (“RPO”) represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. The Company expects to recognize revenue related to the RPOs as the performance obligations are satisfied in accordance with the Company’s revenue recognition policy, which can be found in Note 2, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table reconciles reported amounts from the Unaudited Condensed Consolidated Balance Sheets to Cash, Cash Equivalents and Restricted Cash reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$31,773	$16,127
Restricted cash - current	2,625	2,725
Long-term restricted cash	11,858	11,450
Total cash, cash equivalents and restricted cash	$46,256	$30,302

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

5. Inventory
The following table provides information about inventory balances:

	March 31, 2024	December 31, 2023
Raw materials	$13,045	$15,487
Work-in-process	490	1,105
Finished goods	858	478
Total inventory, net	$14,393	$17,070
6. Property, Plant and Equipment, Net
The following table provides information about property, plant and equipment, net balances:

	Estimated Useful lives	March 31, 2024	December 31, 2023
Equipment	5 to 10 years	$22,484	$20,559
Finance lease	5 years	504	504
Furniture	5 to 10 years	2,179	2,103
Leasehold improvements	Lesser of useful life/ remaining lease	7,951	7,718
Tooling	2 to 3 years	7,866	7,045
Construction in progress (“CIP”)		20,819	17,958
Total		61,803	55,887
Less: Accumulated depreciation		(19,061)	(18,032)
Total property, plant and equipment, net		$42,742	$37,855
Depreciation expense related to property, plant and equipment was $1,175 and $2,667 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, the Company recorded a loss from write-down of property, plant and equipment of $65 and $760, respectively, mainly due to replacement of equipment, outsourcing of certain production processes and the shift in production from the Gen 2.3 battery system to the Z3™ battery system.
Included in CIP assets are capitalized interest costs of $850 and $0 for the three months ended March 31, 2024 and 2023, respectively. Depreciation will commence after the assets under construction are placed in service.
7. Intangible Assets
Intangible assets include patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. The Company recorded amortization expense of $10 for the three months ended March 31, 2024 and 2023 related to patents.
The Company capitalized $146 of costs for internal-use software, including $8 of costs capitalized during the three months ended March 31, 2024. The software has a useful life and is amortized into the results of operations over 3 years. The Company recorded amortization expense of $12 and $9 for the three months ended March 31, 2024 and 2023, respectively, related to software.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8. Notes Receivable, Net and Variable Interest Entities (“VIEs”) Consideration
Notes receivable, net, relates to financing the Company offered to a customer. The Company reports the notes receivable at the principal balance outstanding less an allowance for losses. The estimate of credit losses is based on historical trends, the customer’s financial condition and current economic trends. The Company charges interest at a fixed rate and calculates interest income by applying the effective rate to the outstanding principal balance.
The Company had notes receivable, net, of $827 and $863 outstanding as of March 31, 2024 and December 31, 2023, respectively. These amounts are included in Other assets, net and Other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the allowance for expected credit loss related to the notes receivable amounted to $36 and $2, respectively.
The customer to whom the Company offers financing through notes receivable is a VIE. However, the Company is not the primary beneficiary, because the Company does not have power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Therefore, the VIE is not consolidated into the Company’s consolidated financial statements. The maximum loss exposure is limited to the carrying value of notes receivable as of the balances sheet dates.
9. Accrued Expenses
Accrued expenses were as follows:

	March 31, 2024	December 31, 2023
Accrued payroll	$7,273	$4,553
Warranty reserve (1)	5,513	6,197
Accrued legal and professional expenses	11,058	10,710
Provision for contract losses	3,205	3,351
Insurance premium payable, current	2,730	2,605
Interest payable, current	3,684	—
Other	5,151	4,916
Total accrued expenses	$38,614	$32,332
(1) Refer to the table below for the warranty reserve activity for the three months ended March 31, 2024 and 2023.
The following table summarizes warranty reserve activity:

	Three Months Ended March 31,
	2024	2023
Warranty reserve - beginning of period	$6,197	$3,836
Additions for current period deliveries	265	357
Changes in the warranty reserve estimate	(949)	—
Warranty costs incurred	—	(221)
Warranty reserve - end of period	$5,513	$3,972
10. Government Grants
Inflation Reduction Act of 2022 (“IRA”)

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Government Grants (cont.)

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. Starting in 2023, there are Production Tax Credits under Internal Revenue Code 45X (“PTC”), that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. In June 2023, the IRS issued temporary and proposed regulations related to applicable tax credit transferability and direct pay provisions of the Inflation Reduction Act. The Company has reviewed these regulations and believes they do not have a material impact on the financial statements.
Since the PTC is a refundable credit (i.e., a credit with a direct-pay option available), the PTC is outside the scope of ASC 740. Therefore, the Company accounts for the PTC under a government grant model. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money is recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant.
The PTC is recorded as the applicable items are produced and sold and the conditions in the preceding paragraph are met. For the three months ended March 31, 2024 and 2023, the Company recognized PTC of $1,542 and $798, respectively, as a reduction of cost of goods sold on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. As of March 31, 2024 and December 31, 2023, grant receivable related to the PTC in the amount of $4,798 and $3,256, respectively, is recorded in the Unaudited Condensed Consolidated Balance Sheets.
11. Related Party Transactions
2021 Convertible Note Payable
In July 2021, the Company issued a convertible note in the aggregate principal amount of $100,000 to Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc. (the “2021 Convertible Note”). In connection with the 2021 Convertible Note, the Company paid $3,000 to B. Riley Securities, Inc., a related party, who acted as a placement agent. Refer to Note 12, Borrowings, for additional information.
AFG Convertible Notes
In January 2023, the Company issued and sold $13,750 of 26.5% Convertible Senior PIK Notes due in 2026 (“AFG Convertible Notes”) to Great American Insurance Company, Ardsley Partners Renewable Energy, LP, CCI SPV III, LP, Denman Street LLC, John B. Bending Irrevocable Children’s Trust, John B. Berding and AE Convert, LLC, a Delaware limited liability company managed by Russell Stidolph, a director of the Company (together, the “Purchasers”). In connection with the issuance and sale of the AFG Convertible Notes, the Company entered into an investment agreement (the “Investment Agreement”) with the Purchasers. Refer to Note 12, Borrowings, for additional information.
Standby Equity Purchase Agreement
On April 28, 2022, the Company entered into the Standby Equity Purchase Agreement (“SEPA”). Pursuant to the SEPA, the Company had the right, but not the obligation, to sell to Yorkville shares of its common stock at the Company’s request. On August 23, 2023, the Company and Yorkville terminated the SEPA, as amended, by mutual written consent. See Note 12, Borrowings for pre-advance loans in form of convertible promissory notes and Note 18, Shareholders' Deficit for additional information.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Related Party Transactions (cont.)
Warrants
The Company issued private placement warrants to B. Riley Financial, Inc. in conjunction with its initial public offering 2020 (“IPO warrants”). As of March 31, 2024 and December 31, 2023, 274,400 IPO warrants were outstanding for both periods, with a fair value of $49 and $55, respectively.
12. Borrowings

The Company’s debt obligations at carrying value consist of the following related and third-party borrowings:

		March 31, 2024		December 31, 2023
	Maturity Date	Borrowing Outstanding	Carrying Value*	Borrowing Outstanding	Carrying Value*
2021 Convertible Note Payable	June 2026	$115,815	$96,033	$115,815	$94,386
Senior Secured Term Loan	March 2026	100,000	86,756	100,000	85,624
AFG Convertible Notes	June 2026	17,429	17,917	17,429	18,139
Equipment financing facility	April 2026	4,931	4,924	5,718	5,710
Total borrowings		238,175	205,630	238,962	203,859
Current portion		3,458	3,458	3,332	3,332
Total borrowings, non-current		$234,717	$202,172	$235,630	$200,527
*Carrying value includes unamortized deferred financing costs, unamortized discounts and fair value of embedded derivative liabilities.
2021 Convertible Note Payable – Related Party
On July 6, 2021, the Company entered into an investment agreement with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc. The investment agreement provides for the issuance and sale to Koch Industries of the 2021 Convertible Note in the aggregate principal amount of $100,000.
The 2021 Convertible Note contains an embedded derivative feature, which is presented on the Unaudited Condensed Consolidated Balance Sheets as a component of Convertible notes payable - related party. See Note 14, Fair Value Measurement for the assumptions used to determine the fair value of the embedded derivative as of March 31, 2024 and December 31, 2023.
Interest expense recognized on the 2021 Convertible Note is as follows:

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$1,737	$1,637
Amortization of debt discount	1,531	1,207
Amortization of debt issuance costs	148	117
Total	$3,416	$2,961

The balances for the 2021 Convertible Note are as follows:

	March 31, 2024	December 31, 2023
Principal	$115,815	$115,815
Unamortized debt discount	(18,081)	(19,612)
Unamortized debt issuance costs	(1,747)	(1,895)
Embedded conversion feature	46	78
Aggregate carrying value	$96,033	$94,386

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
The Company is obligated to repay all contractual interest attributable to the 2021 Convertible Note in-kind on a semi-annual basis, in accordance with the terms under the Senior Secured Term Loan. Therefore, as of March 31, 2024 and December 31, 2023, interest payable attributable to the 2021 Convertible Note was $1,737 and $0, respectively.
AFG Convertible Notes - Related Party
On January 18, 2023, the Company entered into the Investment Agreement with the Purchasers relating to the issuance and sale to the Purchasers of $13,750 in aggregate principal amount of the Company’s AFG Convertible Notes. The AFG Convertible Notes bear interest at a rate of 26.5% per annum, which is entirely paid-in-kind (“PIK Interest”) semi-annually in arrears on June 30 and December 30. It is expected that the Notes will mature on June 30, 2026, subject to earlier conversion, redemption or repurchase. The AFG Convertible Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share, based on an initial conversion price of approximately $1.67 per share subject to customary anti-dilution and other adjustments. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof.
The Conversion Option includes an exercise contingency, which requires the Company to obtain shareholder approval for conversions subject to the Exchange Cap. If shareholder approval is not obtained, following commercially reasonable efforts, the Company will be required to settle the conversion in excess of the Exchange Cap in cash. Since settlement in cash may be required in absence of shareholder approval, the embedded conversion feature fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded conversion feature is required to be bifurcated from the AFG Convertible Notes and accounted for at fair value at each reporting date, with changes in fair value recognized on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The embedded derivative is presented on the Unaudited Condensed Consolidated Balance Sheets as a component of Convertible notes payable - related party. The fair value of the embedded derivative was $3,843 and $4,345 as of March 31, 2024 and December 31, 2023, respectively.
The fair value of the AFG Convertible Notes at issuance was $16,623, which was greater than the proceeds received. The Company recorded the difference of $2,873 as interest expense for the three months ended March 31, 2023 on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.
Interest expense recognized on the AFG Convertible Notes is as follows:

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$1,155	$779
Amortization of debt discount	218	148
Amortization of debt issuance costs	62	42
Total	$1,435	$969
The balances for the AFG Convertible Notes are as follows:

	March 31, 2024	December 31, 2023
Principal	$17,429	$17,429
Unamortized debt discount	(2,617)	(2,835)
Unamortized debt issuance costs	(738)	(800)
Embedded conversion feature	3,843	4,345
Aggregate carrying value	$17,917	$18,139

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
The Company is obligated to repay all contractual interest attributable to the AFG Convertible Notes in-kind on a semi-annual basis, in accordance with the terms of the Investment Agreement. Therefore, as of March 31, 2024 and December 31, 2023, interest payable attributable to the AFG Convertible Notes was $1,155 and $0, respectively.
Senior Secured Term Loan
On July 29, 2022, the Company entered into a $100,000 Senior Secured Term Loan Credit Agreement with Atlas Credit Partners (ACP) Post Oak Credit I LLC, as administrative agent for the lenders and collateral agent for the secured parties. The Senior Secured Term Loan is scheduled to mature on the earlier of (i) July 29, 2026 and (ii) 91 days prior to the current maturity date of the 2021 Convertible Note of June 30, 2026. The Company has the right at any time to prepay any Borrowing in whole or in part in an amount of not less than $500.
The outstanding principal balance of the Senior Secured Term Loan bears interest, at the applicable margin plus, at the Company’s election, either (i) the benchmark secured overnight financing rate (“SOFR”), which is a per annum rate equal to (y) the Adjusted Term SOFR plus 0.2616%, or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (x) the Prime Lending Rate, (y) the NYFRB Rate (as defined in the agreement) plus 0.5% and (z) the SOFR. The applicable margin under the Credit Agreement is 8.5% per annum with respect to SOFR loans and 7.5% per annum with respect to ABR loans. Interest on the Senior Secured Term Loan accrues at a variable interest rate and interest payments are due quarterly. The Company may elect to convert SOFR Loans to ABR and ABR Loans to SOFR. As of March 31, 2024, the interest rate in effect for the Senior Secured Term Loan interest payment was 14.11%.
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
Additionally, interest is required to be escrowed based on the principle outstanding. This amount was $11,858 at March 31, 2024 and $11,755 at December 31, 2023. This escrowed and restricted cash is presented on a separate line item on the Unaudited Condensed Consolidated Balance Sheets as Long-term restricted cash.
The agreements also contain customary affirmative and negative covenants. They limit the Company’s and its subsidiaries’ ability to incur indebtedness, make restricted payments, including cash dividends on its common stock, make certain investments, loans and advances, enter into mergers and acquisitions, sell, assign, transfer or otherwise dispose of its assets, enter into transactions with its affiliates and engage in sale and leaseback transactions, among other restrictions. Furthermore, the limitation on the Company’s ability to incur indebtedness also requires payment of principal and interest in kind on the 2021 Convertible Note. While the Company was in compliance with this covenant as of March 31, 2024 , absent the Company’s ability to secure a waiver or raise additional outside capital, the Company expects it may be unable to remain in compliance with this covenant beginning on June 30, 2024 and thereafter (see Note 1, Overview for further discussion).

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
The following table summarizes interest expense recognized:

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$3,684	$3,373
Amortization of debt discount	115	93
Amortization of debt issuance costs	1,017	822
Total	$4,816	$4,288
The Senior Secured Term Loan balance is as follows:

	March 31, 2024	December 31, 2023
Principal	$100,000	$100,000
Unamortized debt discount	(1,344)	(1,459)
Unamortized debt issuance costs	(11,900)	(12,917)
Aggregate carrying value	$86,756	$85,624
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
As of March 31, 2024 and December 31, 2023, total equipment financing carrying value was $4,924 and $5,710, respectively of which $3,458 and $3,332 are recorded as a current liability on the Unaudited Condensed Consolidated Balance Sheets, respectively. The Company recognized $208 and $317 for the three months ended March 31, 2024 and 2023 as interest expense attributable to the equipment financing agreement, respectively.
Yorkville Convertible Promissory Notes - Related Party
In December 2022, February 2023, and March of 2023, the Company issued additional convertible promissory notes with an aggregate principal amount of $22,000 in a private placement to Yorkville under the second and third supplemental agreements to the SEPA, respectively. The fair values of the January 2023 and February 2023 Promissory Notes at issuance were greater than the proceeds received. Accordingly, the Company recorded the excess of fair value of these Promissory Notes over the proceeds received as Interest expense - related party in the amount of $6,952, for the three months ended March 31, 2023, which is reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
During the first quarter of 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 11,216,492 shares of common stock to Yorkville to offset all outstanding amounts owed to Yorkville under the outstanding Promissory Notes. The Company recognized a loss on debt extinguishment from the issuance of common stock from the December 2022, January 2023, and February 2023 Promissory Notes of $1,634 for the three months ended March 31, 2023, which is reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
The conversion feature for each of the Promissory Notes discussed above did not qualify for the scope exception to derivative accounting, therefore bifurcation was required for each issuance. Upon extinguishment of each Promissory Note, the embedded derivatives were adjusted to their fair value. This remeasurement resulted in net gains of $55 for the three months ended March 31, 2023, which is included in change in fair value of derivatives - related parties on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of December 31, 2023, there were no outstanding amounts under the Yorkville Promissory Notes.
13. Warrants Liability
In April 2023, the Company issued 16,000,000 shares of common stock and 16,000,000 private placement warrants to purchase shares of common stock. In May 2023, the Company issued another 3,601,980 shares of common stock and 3,601,980 private placement warrants to purchase shares of common stock (the “April 2023 warrants” and “May 2023 warrants”, respectively).
In December 2023, the Company issued in a combined public offering 34,482,759 shares of common stock and 34,482,759 accompanying common warrants to purchase shares of common stock (the "December 2023 warrants").
The amount of warrants outstanding and fair value for all warrants as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024		December 31, 2023
	Warrants Outstanding	Fair Value	Warrants Outstanding	Fair Value
IPO warrants	274,400	$49	274,400	$55
April 2023 warrants	16,000,000	5,494	16,000,000	6,276
May 2023 warrants	3,601,980	1,357	3,601,980	1,544
December 2023 warrants	34,482,759	17,661	34,482,759	19,586
Total	54,359,139	$24,561	54,359,139	$27,461
All warrants are measured at fair value at each reporting period. For all warrants in aggregate, the change in fair value for the three months ended March 31, 2024 and 2023 has been recognized in change in fair value of warrants on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. The fair value for the warrants is included in Warrants liability on the Condensed Consolidated Balance Sheets. See Note 14, Fair Value Measurements for further information.
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
The table below summarizes the fair values of certain liabilities that are included within the Company’s accompanying Unaudited Condensed Consolidated Balance Sheets and their designations among the three fair value measurement categories:

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrants	$—	$49	$24,512	$—	$55	$27,406
Embedded derivatives	$—	$—	$3,889	$—	$—	$4,423
Warrants Liabilities
The IPO warrants are classified as Level 2 financial instruments in the table above. They are valued on the basis of the quoted price of the Company’s public warrants, adjusted for insignificant difference between the public warrants and the private placement warrants.
The April 2023 warrants, May 2023 warrants and December 2023 warrants are classified as Level 3 financial instruments in the table above. The Company estimated the fair value of these warrants using the Black-Scholes model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, volatility and time to expiration. The volatility involves unobservable inputs classified as Level 3 of the fair value hierarchy.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)
The inputs used to determine the fair value of the April 2023 warrants, May 2023 warrants and the December 2023 warrants are as follows:

April 2023 warrants	March 31, 2024	December 31, 2023
Time to expiration	4.54 years	4.79 years
Common stock price	$1.03	$1.09
Risk-free interest rate	4.2%	3.8%
Volatility	70.0%	70.0%

May 2023 warrants	March 31, 2024	December 31, 2023
Time to expiration	4.29 years	4.54 years
Common stock price	$1.03	$1.09
Risk-free interest rate	4.2%	3.8%
Volatility	70.0%	70.0%

December 2023 warrants	March 31, 2024	December 31, 2023
Time to expiration	4.71 years	4.96 years
Common stock price	$1.03	$1.09
Risk-free interest rate	4.2%	3.8%
Volatility	70.0%	70.0%
Embedded derivatives
The Company estimated the fair value of the embedded conversion features in the 2021 Convertible Note and the AFG Convertible Notes using a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy.
The inputs used to determine the fair value of the embedded derivative liabilities are as follows:

2021 Convertible Note Payable	March 31, 2024	December 31, 2023
Term	2.25 years	2.5 years
Dividend yield	—%	—%
Risk-free interest rate	4.5%	4.1%
Volatility	70.0%	70.0%
Effective debt yield	40.0%	40.0%

AFG Convertible Notes Payable	March 31, 2024	December 31, 2023
Term	2.25 years	2.5 years
Dividend yield	—%	—%
Risk-free interest rate	4.5%	4.1%
Volatility	70.0%	70.0%
Effective debt yield	40.0%	40.0%

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)
Level 3 Liabilities

Level 3 liabilities are measured at fair value on a recurring basis using significant unobservable inputs. The following table summarizes the changes in the fair value of liabilities that are included within the Company’s accompanying Unaudited Condensed Consolidated Balance Sheets and are designated as Level 3:

	Three Months Ended March 31,
	2024	2023
Embedded derivatives
Balance at beginning of the period	$4,423	$1,945
Additions	—	14,799
Change in fair value of derivatives - related parties[1]	(534)	4,511
Balance at end of the period	$3,889	$21,255

Warrants
Balance at beginning of the period	$27,406	$—
Additions	—	—
Change in fair value of warrants	(2,894)	—
Balance at end of the period	$24,512	$—
1 Includes loss on debt extinguishment from Yorkville Promissory Note Conversions for the three months ended March 31, 2023.

The estimated fair value of financial instruments not carried at fair value in the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Level in Fair Value Hierarchy	March 31, 2024		December 31, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	3	$827	$721	$863	$719
2021 Convertible Note*	3	96,033	63,034	94,386	57,998
Senior Secured Term Loan	3	86,756	64,117	85,624	61,360
AFG Convertible Notes*	3	17,917	19,076	18,139	18,352
Equipment financing facility	3	4,924	4,261	5,710	4,826
Total		$206,457	$151,209	$204,722	$143,255
*Includes the embedded derivative liabilities.
15. Commitments and Contingencies
Lease Commitments
The Company has lease commitments under lease agreements. As of March 31, 2024, future lease payments amounted to $5,568.
Minimum Volume Commitment
In June 2022, the Company entered into a long-term supply agreement with a minimum volume commitment with a third party that provides services to process certain raw materials. Any purchase order issued under this supply agreement will be non-cancellable. If the Company fails to order the guaranteed minimum volume defined in the contract at the end of the term, the Company will be required to pay the counterparty an amount equal to the shortfall, if any, multiplied by a fee. The Company believes it will meet the minimum volume commitment and no shortfall penalty has been accrued as of March 31, 2024.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Commitments and Contingencies (cont.)
Legal Proceedings
Class Action Complaints
On March 8, 2023, a class action lawsuit was filed in the Court of Chancery of the State of Delaware by plaintiff Richard Delman against certain defendants including the Company’s former directors (the “Delman Defendants”). Neither the Company nor Eos Energy Storage LLC were named as a defendant but each was identified in the Complaint as a relevant non-party and the Company has indemnification obligations relating to the lawsuit. On February 1, 2024, the parties agreed to a binding Settlement Term Sheet (the “Settlement”) whereby plaintiff agreed to resolve the lawsuit in exchange for a settlement payment of $8,500, consisting of cash payments previously made by the Company of approximately $1,000 and an additional cash payment of approximately $7,500 funded by the Company’s Directors and Officers (“D&O”) liability insurance policies. The definitive settlement agreement is currently being negotiated between the parties. Once finalized, the settlement agreement will be submitted to the Court of Chancery for final approval.
On August 1, 2023, a class action lawsuit was filed in the United States District Court of New Jersey by plaintiff William Houck against the Company, the Company’s Chief Executive Officer, its former Chief Financial Officer and its current Chief Financial Officer (with the Company, the “Houck Defendants”). The Complaint alleges that the defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s contractual relationship with a customer and about the size of the Company’s order backlog and commercial pipeline. Defendants deny the allegations and, on February 13, 2024, moved to dismiss the Complaint. On March 5, 2024, plaintiff filed an amended complaint that dropped the Company’s former Chief Financial Officer as a defendant. On April 4, 2024, defendants filed a renewed motion to dismiss the lawsuit. The Company intends to continue to vigorously defend against this action.
16. Stock-Based Compensation
Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended March 31,
	2024	2023
Stock options	$174	$740
Restricted stock units	2,767	2,623
Total	$2,941	$3,363
The stock compensation expense has been recorded in cost of goods sold, research and development expenses and selling, general and administrative expenses.
As of March 31, 2024, total unrecognized compensation expense was $12,448 of which $12,358 was attributable to unvested restricted stock units (“RSU”) and $90 was attributable to unvested stock options. Compensation expense for these unvested awards is expected to be recognized over a weighted-average remaining vesting period of 2.1 years for RSUs and 0.1 years for stock options.
17. Income Taxes
For the three months ended March 31, 2024 and 2023, income tax expense was $25 and $10, respectively, related to state margin taxes and taxable earnings from foreign operations. The income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes. This is due to non-taxable income, foreign operations and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
17. Income Taxes (cont.)
The Company estimates and applies the annual effective tax rate to its ordinary earnings each interim period. Any significant unusual or infrequent items are not included in the estimation of the annual effective tax rate; instead, these items and their related income tax expense are separately stated in the interim period in which they occur. The quarterly estimate of the annual effective tax rate and related tax expense is subject to variation due to a multitude of factors, including, but are not limited to, the inability to accurately predict the Company’s pre-tax and taxable income and loss.
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at March 31, 2024 and December 31, 2023 due to cumulative losses. Therefore, the Company has a valuation allowance against its net U.S. deferred tax assets.
As of March 31, 2024 and December 31, 2023, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is not currently under examination by any taxing jurisdiction and none of the uncertain tax positions are expected to reverse within the next 12 months.
The Company files income tax returns in U.S. federal and various state jurisdictions, as well as in Italy and India. The open tax years for federal returns are 2020 and forward and open tax years for state returns are generally 2019 and forward. In addition, net operating losses generated in closed years and utilized in open years are subject to adjustment by the tax authorities.
18. Shareholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 300,000,000 shares of common stock at $0.0001 par value as of March 31, 2024. The holders of the Company’s common stock are entitled to one vote for each share held. At March 31, 2024 and December 31, 2023, there were 206,779,447 and 199,133,827 shares of common stock issued and outstanding.
Treasury Stock
The Company recorded treasury stock of $308 and $345 for the three months ended March 31, 2024 and 2023 for shares withheld from employees to cover the payroll tax liability of RSUs vested, respectively. The treasury stock was immediately retired.
Warrants Liability
The Company has outstanding private warrants from the IPO warrants, the April 2023 warrants, the May 2023 warrants and the December 2023 warrants. Warrants liability is included separately on the Unaudited Condensed Consolidated Balance Sheets. See Note 13, Warrants Liability for further discussion.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Shareholders’ Deficit (cont.)
Public Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company’s common stock in a public offering on May 22, 2020 (the “Public Warrants”). Each Public Warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. There were no Public Warrants exercised during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, there were 7,052,254 public warrants outstanding for both periods.
Standby Equity Purchase Agreement
During the three months ended March 31, 2023, total funds raised under the SEPA, inclusive of proceeds received from the Yorkville Convertible Promissory Notes, were $20,850. During the three months ended March 31, 2023, total shares issued under the SEPA were 11,900,400.
On August 23, 2023, the Company and Yorkville terminated the SEPA, as amended, by mutual written consent. At the time of termination, there were no outstanding borrowings, advance notices or shares of Common Stock to be issued under the SEPA. In addition, there were no fees due by the Company or Yorkville in connection with the termination of the SEPA.
At-the-Market Offering Program
The Company has a sales agreement with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering (“ATM”) program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $200,000 through Cowen as its sales agent and/or principal.
During the three months ended March 31, 2024, the Company sold 7,239,982 shares raising proceeds of $7,206, net of fees paid to Cowen, at an average selling price of $1.03 per share. There were no shares issued under the ATM offering program for the three months ended March 31, 2023.
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Other potentially dilutive common shares and the related impact to earnings are considered when calculating EPS on a diluted basis. Since the Company incurred a net loss for the three months ended March 31, 2024 and 2023, the potential dilutive shares from stock options, restricted stock units, warrants and Convertible Notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted-average shares for the three months ended March 31, 2024 and 2023.
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Stock options and restricted stock units	9,048,602	6,987,945
Warrants	61,411,393	7,326,654
Convertible Notes	16,226,124	16,950,606

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Subsequent Events
On April 22, 2024, the Company closed an agreement with Banyan Software, Inc. to accelerate its 2023 Production Tax Credit monetization. The Company received $2,303 in cash. This amount relates to a portion of the PTC grant receivable as of March 31, 2024, as discussed in Note 10, Government Grants.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, including the financial statements and notes thereto.
Overview
The Company offers an innovative Znyth™ technology battery energy storage system ("BESS") designed to provide the operating flexibility to manage increased grid complexity and price volatility resulting from an overall increase in renewable energy generation and a congested grid coming from an increase in electricity demand growth. The Company’s BESS is a validated chemistry with accessible non-precious earth components in a durable design that is intended to deliver results in even the most extreme temperatures and conditions. The system is designed to be safe, flexible, scalable, sustainable and manufactured in the United States using raw materials primarily sourced in the United States. We believe the Company’s Z3™ battery module is the core of its innovative systems. The Z3 battery module is the only US designed and manufactured battery module that today provide utilities, independent power producers, renewables developers and C&I customers with an alternative to lithium-ion and lead-acid monopolar batteries for critical 3- to 12-hour discharge duration applications. We believe the Z3 battery will transform how utility, industrial and commercial customers store power.
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
Strategy
The Company continues to invest in the refinement and production of its Z3 battery, which builds off the same electrochemistry that has not fundamentally changed for the better part of a decade. The next Z3 battery is designed to reduce cost and weight while improving manufacturability and system performance. The Eos Z3 battery is more cost-effective and has a simpler tub design with 50% fewer cells and 98% fewer welds per battery module than the Gen 2.3. The Company currently expects that the Z3 battery will give customers the benefit of two times the energy density per square foot with the same safety and reliability. The Z3 transition is fully underway and the first semi-automated battery manufacturing line is installed and has started commercial production. The Z3 batteries utilize the same chemistry, which has over 3 million cycles, and incorporate a new mechanical design aimed at improving performance, lowering cost and increasing manufacturability.
The Company started delivery of its Z3 battery modules in the third quarter of 2023. The Z3 battery incorporates valuable lessons learned from the past 15 years into a new system design which the Company expects to result in efficiencies as it develops its new state-of-the-art manufacturing line.
The Company believes the simplicity, flexibility and safety of our products are what the market desires. In addition, we believe that the Inflation Reduction Act gives us a competitive advantage by virtue of production tax credits (“PTC”) that can be claimed on battery components manufactured domestically, and tax credits for customers for projects that satisfy domestic content requirements. See Regulatory Landscape section. The Company intends to engage with a consortium of community leaders, universities and supply chain partners in anticipation of pursuing grants made available under the Bipartisan Infrastructure Law of 2021.

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
As discussed in Note 10, Government Grants to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, starting in 2023, there are Production Tax Credits under Internal Revenue Code 45X (“PTC”) that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. These tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. These credits are expected to be a new source of cash flow for Eos in the future.
Company Highlights
•In January 2024, the Company entered into a supply agreement with TETRA Technologies, Inc (“TETRA”) that further expanded this partnership. TETRA is a leading global energy services and solutions company. This supply agreement designates TETRA as the preferred strategic supplier of electrolyte products for the Company’s Eos Z3TM long duration energy storage cube.
•In February 2024, the Company entered into a multiyear pricing agreement with SHPP US LLC, a Saudi Basic Industries Corporation (“SABIC”) affiliate, to supply conductive composite thermoplastic for the Eos Z3TM battery module. The Company and SABIC have worked collaboratively to develop a solution using one of SABIC’s new resin materials to replace the titanium used in prior Eos battery iterations.
•In February 2024, the Company achieved “Power On” status of all motion systems on its first state-of-the-art manufacturing line. Reaching this milestone is a significant step in achieving the state-of-the-art manufacturing line being installed and commissioned in the Company’s Turtle Creek facility.
•For the three months ended March 31, 2024, the Company recognized $1.5 million of grant income related to the IRA PTC.

Results of Operations
Revenue

	For the Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenue	$6,601	$8,835	(2,234)	(25)%
The Company generates revenues from the delivery of its battery energy storage systems (“BESS”) and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
Revenue decreased by $2.2 million, or 25% from $8.8 million for the three months ended March 31, 2023 to $6.6 million for the three months ended March 31, 2024. The reduction in revenues for the three months ended March 31, 2024 was due to reduced production and deliveries in view of the Company’s shift to next generation Eos Z3TM technology.
Cost of goods sold

	For the Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Cost of goods sold	$28,229	$26,940	1,289	5%
Cost of goods sold primarily consists of direct costs relating to labor, material and overhead directly tied to product manufacturing, engineering, procurement and construction (“EPC”), project delivery, commissioning and start-up test procedures. Indirect costs included in cost of goods sold are manufacturing overhead such as manufacturing engineering, equipment maintenance, environmental health and safety, quality and production control procurement, transportation, logistics, depreciation and facility-related costs. As a nascent technology with a new manufacturing process that is early in its product lifecycle, the Company still faces significant costs associated with production start-up, commissioning of various components, modules and subsystems and other related costs. The Company expects its cost of goods sold to exceed revenues in the near term as it continues to scale production and prepares battery energy storage systems delivered to customers to go-live.
Cost of goods sold increased by $1.3 million, or 5% from $26.9 million for the three months ended March 31, 2023 to $28.2 million for the three months ended March 31, 2024. The increase was primarily due to higher volume of cubes produced and shipped during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Research and development expenses

	For the Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
R&D expenses	$5,200	$5,445	(245)	(4)%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation and amortization of intangible assets.
Research and development costs decreased by $0.2 million or 4% from $5.4 million for the three months ended March 31, 2023 to $5.2 million for the three months ended March 31, 2024. The decrease was driven by lower spending on materials and supplies, partially offset by an increase in payroll and personnel costs and stock compensation costs.

Selling, general and administrative expenses

	For the Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
SG&A expenses	$14,242	$13,955	287	2%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing and public company costs.
Selling, general and administrative expenses increased by $0.3 million or 2% from $14.0 million for the three months ended March 31, 2023 to $14.2 million for the three months ended March 31, 2024. The slight increase was driven by increases in payroll, personnel costs and facility costs, partially offset by lower stock compensation costs.
Loss from write-down of property, plant and equipment

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Loss from write-down of property, plant and equipment	$65	$760
The Company incurred a loss of $0.1 million and $0.8 million from write-down of property, plant and equipment for the three months ended March 31, 2024 and 2023, respectively, due to write-offs for disposal of equipment and tooling that was used to manufacture the Gen 2.3 BESS, but cannot be repurposed for the next generation Eos Z3 battery.
Interest expense, net

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense, net	$(4,267)	$(4,829)
Interest expense, net includes expenses for accrued interest, amortization of debt issuance costs and debt discounts, partially offset by capitalized interest costs on CIP assets (see Note 6, Property, Plant and Equipment for further discussion). Interest expense, net decreased slightly by $0.6 million for the three months ended March 31, 2024, primarily due to the capitalized interest on CIP assets recognized in 2024, offset by increased interest expense recognized from the Senior Secured Term Loan.
Interest expense - related party

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
2021 Convertible Note Payable interest and amortization	$(3,416)	$(2,961)
AFG Convertible Note interest and amortization	(1,435)	(969)
AFG Convertible Note Day 1 loss	—	(2,873)
Yorkville Promissory Notes Day 1 losses	—	(6,952)
Interest expense, related party	$(4,851)	$(13,755)
See Note 12, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion.

Change in fair value of warrants
The change in fair value of warrants is composed of the following:

	For the Three Months Ended March 31,
	2024	2023
IPO warrants	$6	$(156)
April 2023 warrants	782	—
May 2023 warrants	186	—
December 2023 warrants	1926	—
Change in fair value of warrants	$2,900	$(156)
Change in fair value of derivatives - related parties

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Change in fair value of derivatives - related parties	$534	$(12,934)
The change in the fair value of derivatives - related parties, is due to changes in fair value of the embedded derivatives in our convertible debt (See Note 12, Borrowings) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The change was largely a result of the change in the Company's stock price.
Loss on debt extinguishment

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Loss on debt extinguishment	$—	$(1,634)
The Company recognized a loss on debt extinguishment of $1.6 million for the three months ended March 31, 2023 from the issuance of common stock upon Yorkville's redemption of their Convertible Promissory Notes.
Other income (expense)

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Other income (expense)	$136	$(17)
Other income (expense) slightly increased by $0.2 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Income tax expense	$25	$10
The Company incurred income tax expense for the three months ended March 31, 2024 and 2023 in relation to the pre-tax income from the Company’s international subsidiaries.

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
In order to execute its development strategy, the Company has historically relied on outside capital through the issuance of equity, debt and borrowings under financing arrangements (collectively “outside capital”) to fund its cost structure and expects to continue to rely on outside capital for the foreseeable future. While the Company believes it will eventually reach a scale of profitability to sustain its operations, there can be no assurance the Company will be able to achieve such profitability or do so in a manner that does not require its continued reliance on outside capital. Moreover, while the Company has historically been successful in raising outside capital, there can be no assurance the Company will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to the Company.
As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the three months ended March 31, 2024, the Company incurred a net loss of $46.7 million, incurred negative cash flows from operations of $40.5 million and had an accumulated deficit of $922.6 million as of March 31, 2024.
•As of March 31, 2024, the Company had $31.8 million of unrestricted cash and cash equivalents available to fund the Company’s operations and working capital of $22.1 million, inclusive of $3.5 million of outstanding debt that is currently scheduled to mature within the next twelve months. Additionally, the Company has no additional borrowings available under pre-existing financing arrangements to fund its operations (see Note 12, Borrowings).
•The Company has available capacity under its ATM offering program to issue shares of the Company’s common stock, (see also Note 18, Shareholders’ Deficit) to aid in funding the Company’s operations. However, the Company’s ability to secure such funding is dependent upon certain conditions, such as investors’ willingness to purchase the Company’s common stock and at a price that is acceptable to the Company. Accordingly, as of the issuance date, there is no assurance the Company will be able to secure funding under these pre-existing arrangements or on terms that are acceptable to the Company.
•Similarly, while the Company has historically been successful in raising additional outside capital to fund the Company’s operations, as of the issuance date no assurance can be provided the Company will be successful in obtaining additional outside capital or on terms that are acceptable to the Company. In this regard, the Company continues to progress through the Department of Energy (“DOE”) Loan Programs Office’s (“LPO”) process for its Title XVII loan. In August 2023, the DOE issued a conditional commitment letter to the Company for a loan of an aggregate principal amount of up to $398.6 million through the DOE’s Clean Energy Financing Program. Certain technical, legal and financial conditions must be met and due diligence to the satisfaction of the DOE must be completed before the DOE enters into definitive financing documents with the Company and funds the loan. There can be no assurance that the Company will be able to secure such a loan or on terms that are acceptable to the Company.

•The Company is required to remain in compliance with a quarterly minimum financial liquidity covenant under its Senior Secured Term Loan Credit Agreement (“Senior Secured Term Loan”). While the Company was in compliance with this covenant as of March 31, 2024, the Company expects it may be unable to remain in compliance with this covenant beginning on June 30, 2024 and thereafter absent the Company’s ability to secure a waiver or raise additional outside capital. In the event the Company is unable to remain in compliance with the minimum financial liquidity covenant and the other nonfinancial covenants required by the Senior Secured Term Loan and the Company is further unable to cure such noncompliance or secure a waiver, Lender - Atlas Credit Partners (ACP) Post Oak Credit I LLC (“Atlas”) may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
•Absent an ability to secure additional outside capital in the near term, the Company will be unable to meet its obligations as they become due over the next twelve months beyond the issuance date.
•In the event the Company’s ongoing efforts to raise additional outside capital prove unsuccessful, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors and/or allowing the Company to become insolvent.
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
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During the three months ended March 31, 2024, the Company closed on the following capital transactions:
•Under the ATM offering program, for the three months ended March 31, 2024, the Company sold 7,239,982 shares raising proceeds of $7.2 million, net of fees paid to Cowen, at an average selling price of $1.03 per share, included in the Condensed Consolidated Statement of Shareholders' Deficit.
Capital Expenditures
The Company expects capital expenditures and working capital requirements to increase as it executes its growth strategy. Total capital expenditures for the three months ended March 31, 2024 and March 31, 2023 were $4.0 million and $2.9 million, respectively. The increase in capital expenditures in 2024 was primarily driven by costs incurred for development and construction of a fully automated manufacturing line that will be used for the Z3™ battery in 2024 and years thereafter. These costs are classified as Construction in Progress (see Note 6, Property, Plant and Equipment for further discussion).
Discussion and Analysis of Cash Flows
The Company relies heavily on private placement of convertible notes, term loans, equipment financing and issuance of common stock and warrants. Our short-term working capital needs are primarily related to funding of debt interest payments, repayment of debt principal, product manufacturing, research and development and general corporate expenses. The Company’s long-term working capital needs are primarily related to repayment of long-term debt obligations and capital expenses for capacity expansion and maintenance, equipment upgrades and repair of equipment.
The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented.

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change
Net cash used in operating activities	$(40,474)	$(30,478)	$(9,996)
Net cash used in investing activities	$(4,042)	$(2,897)	$(1,145)
Net cash provided by financing activities	$6,111	$32,455	$(26,344)

Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.
Net cash used in operating activities of $40.5 million for the three months ended March 31, 2024 was primarily driven by a net loss of $46.7 million, adjusted for non-cash items of $3.5 million, primarily related to stock compensation expense, depreciation and amortization, non-cash interest expense and changes in fair value of warrants and derivatives. The net cash inflows from changes in operating assets and liabilities was $2.7 million, primarily driven by increase in accrued expenses of $6.2 million, increase in interest payable of $2.9 million, decrease in inventory of $2.7 million, partially offset by increase in contract assets of $4.6 million, decrease in accounts payable of $2.6 million and increase in grant receivable of $1.5 million.
Net cash used in operating activities was $30.5 million for the three months ended March 31, 2023, primarily driven by a net loss of $71.6 million, adjusted for non-cash items of $34.0 million, primarily related to stock compensation expense, depreciation and amortization, non-cash interest expense, changes in fair value of warrants and derivatives and loss from the write-down of property, plant and equipment. The net cash inflows from changes in operating assets and liabilities was $7.1 million, primarily driven by a decrease in inventory of $9.2 million, increase in accounts payable and accrued expenses of $4.8 million and increase in interest payable of $2.4 million, offset by decrease in contract liabilities of $3.5 million, increase in accounts receivable of $2.0 million and increase in contract assets of $1.9 million.
Cash flows from investing activities:
Net cash flows used in investing activities for the three months ended March 31, 2024 were composed of payments made for purchases of property, plant and equipment of $4.0 million.
Net cash flows used in investing activities for the three months ended March 31, 2023 were primarily composed of payments made for purchases of property, plant and equipment of $2.9 million.
Cash flows from financing activities:
Net cash provided by financing activities was $6.1 million for the three months ended March 31, 2024, primarily due to the issuance of common stock of $7.2 million. The proceeds were partially offset by payments on the equipment financing facility of $0.8 million and share repurchases from employees for tax withholding purposes of $0.3 million.
Net cash provided by financing activities was $32.5 million for the three months ended March 31, 2023, primarily due to the net proceeds received from the Yorkville Convertible Promissory Notes and AFG Convertible Notes of $33.4 million and the issuance of common stock of $1.3 million. The proceeds were partially offset by debt issuance costs related to the Yorkville Convertible Promissory Notes and AFG Convertible Notes of $1.1 million, payments on the equipment financing facility of $0.7 million and share repurchases from employees for tax withholding purposes of $0.3 million.
Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of March 31, 2024, this is composed of the following:
•Future lease payments, including interest, under non-cancellable operating and financing leases of $5.6 million. The leases expire at various dates prior to 2028. See Note 15, Commitments and Contingencies to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
•Principal and Interest payments related to the following debt obligations (see Note 12, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report):

Future Debt Payments
2021 Convertible Note Payable - due June 2026 (1)	$134,261
AFG Convertible Notes - due June 2026 (1)	32,468
Senior Secured Term Loan - due March 2026	128,300
Equipment financing facility - due April 2025 and April 2026	5,583
Total	$300,612
(1) As of March 31, 2024, the Company is obligated to repay future contractual interest payments for the 2021 Convertible Note and AFG Convertible Notes in-kind.

Critical Accounting Estimates
The Company’s Unaudited Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). In preparing the Company’s Unaudited Condensed Consolidated Financial Statements, management makes assumptions, judgments and estimates on historical experience and various other factors that management believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Management regularly reevaluates assumptions, judgments and estimates. The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
There have been no material changes to the Company’s critical accounting estimates for the three months ended March 31, 2024, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk exposures for the three months ended March 31, 2024, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and consistent with the evaluations previously reported in prior periods, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 because of material weaknesses resulting from lack of a formalized internal control framework in accordance with the Committee of Sponsoring Organizations (COSO) Framework, inadequate segregation of duties in the financial reporting process, lack of review and approval of journal entries and a lack of management review controls.
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
In light of these material weaknesses, management performed additional analyses, reconciliations and other post-closing procedures to determine that the Company’s Unaudited Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. Based on this review, management concluded that the Unaudited Condensed Consolidated Financial Statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.
Management’s Remediation Plan
In response to the material weaknesses, management, with oversight from the Audit Committee has identified and begun to implement steps to remediate the material weaknesses. These remediation efforts are detailed in Item 9A,“Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Changes in Internal Control Over Financial Reporting
Other than the actions taken as described in Management's Remediation Plan above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
The following is also disclosed in Note 15, Commitments and Contingencies to our Unaudited Condensed Consolidated Financial Statements:
Class Action Complaints
On March 8, 2023, a class action lawsuit was filed in the Court of Chancery of the State of Delaware by plaintiff Richard Delman against certain defendants including the Company’s former directors (the “Delman Defendants”). Neither the Company nor Eos Energy Storage LLC were named as a defendant but each was identified in the Complaint as a relevant non-party and the Company has indemnification obligations relating to the lawsuit. On February 1, 2024, the parties agreed to a binding Settlement Term Sheet (the “Settlement”) whereby plaintiff agreed to resolve the lawsuit in exchange for a settlement payment of $8,500, consisting of cash payments previously made by the Company of approximately $1,000 and an additional cash payment of approximately $7,500 funded by the Company’s Directors and Officers (“D&O”) liability insurance policies. The definitive settlement agreement is currently being negotiated between the parties. Once finalized, the settlement agreement will be submitted to the Court of Chancery for final approval.
On August 1, 2023, a class action lawsuit was filed in the United States District Court of New Jersey by plaintiff William Houck against the Company, the Company’s Chief Executive Officer, its former Chief Financial Officer and its current Chief Financial Officer (with the Company, the “Houck Defendants”). The Complaint alleges that the defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s contractual relationship with a customer and about the size of the Company’s order backlog and commercial pipeline. Defendants deny the allegations and, on February 13, 2024, moved to dismiss the Complaint. On March 5, 2024, plaintiff filed an amended complaint that dropped the Company’s former Chief Financial Officer as a defendant. On April 4, 2024, defendants filed a renewed motion to dismiss the lawsuit. The Company intends to continue to vigorously defend against this action.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no additional material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2*	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, as amended

3.3	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.1	May 19, 2022

10.1	Eos Energy Enterprises, Inc. 2020 Incentive Plan	Form 8-K	File No. 001-39291	10.10	November 20, 2020

10.2†	Amended and Restated Manufacturing Purchase and Supply Agreement dated January 8, 2024, by and between HI-POWER, LLC and TETRA Technologies, Inc.	Form 8-K	File No. 001-39291	10.1	January 9, 2024

10.3†	Pricing Agreement dated January 31, 2024, by and between HI-POWER, LLC and SHP US LLC	Form 8-K	File No. 001-39291	10.1	February 1, 2024

10.4	First Amendment to the Amended and Restated 2020 Incentive Plan	Form S-8	File No. 001-39291	99.2	June 17, 2022

10.5	Second Amendment to the Amended and Restated 2020 Incentive Plan	Form S-8	File No. 001-39291	99.3	June 23, 2023

10.6*	Third Amendment to the Amended and Restated 2020 Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________
†Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) and certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. These redacted terms have been marked in this exhibit at the appropriate place with three asterisks. The Registrant agrees to furnish an unredacted copy and a copy of all omitted exhibits and schedules to the SEC upon its request.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS ENERGY ENTERPRISES, INC.

Date: May 14, 2024	By:	/s/ Joseph Mastrangelo
	Name:	Joseph Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Nathan Kroeker
	Name:	Nathan Kroeker
	Title:	Chief Financial Officer (Principal Financial Officer)