Form 10-Q
period 2024-06-30
Eos Energy Enterprises, Inc.
filed 2024-08-06
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 216,708,398 shares of common stock as of August 1, 2024.

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
•risks associated with the Credit Agreement (defined below), including risks of default, dilution of outstanding Common Stock, consequences for failure to meet milestones and contractual lockup of shares;
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

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$52,454	$69,473
Restricted cash	2,625	3,439
Loan commitment assets	76,091	—
Accounts receivable, net	4,561	3,387
Inventory, net	17,839	17,070
Vendor deposits	5,458	7,161
Contract assets, current	11,107	6,386
Prepaid expenses	1,288	1,082
Grant receivable	1,493	3,256
Other receivables	7,500	7,500
Other current assets	3,130	3,577
Total current assets	183,546	122,331

Property, plant and equipment, net	50,595	37,855
Intangible assets, net	260	295
Goodwill	4,331	4,331
Operating lease right-of-use asset, net	3,425	4,033
Long-term restricted cash	2,500	11,755
Other assets, net	4,119	5,892
Total assets	$248,776	$186,492

LIABILITIES
Current liabilities:
Accounts payable	$24,112	$20,540
Accrued expenses	34,747	32,332
Operating lease liability, current	1,657	1,496
Long-term debt, current	3,041	3,332
Contract liabilities, current	4,814	3,070
Other current liabilities	117	100
Total current liabilities	68,488	60,870

Long-term liabilities:
Operating lease liability	2,478	3,350
Long-term debt	1,068	88,002
Notes payable - related party	149,172	112,525
Contract liabilities, long-term	4,388	3,540
Warrants liability	32,502	27,461
Warrants liability - related party	141,296	—
Other liabilities	86	1,544
Total long-term liabilities	330,990	236,422
Total liabilities	399,478	297,292

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023

COMMITMENTS AND CONTINGENCIES (NOTE 16)

Series A-1 Preferred Stock, $0.0001 par value, 59 shares authorized, 59 shares issued and outstanding	40,117	—

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 600,000,000 shares authorized, 216,491,215 and 199,133,827 shares outstanding on June 30, 2024 and December 31, 2023, respectively	23	21
Preferred stock, $0.0001 par value, 1,000,000 shares authorized, no shares outstanding on June 30, 2024 and December 31, 2023	—	—
Additional paid in capital	759,881	765,018
Accumulated deficit	(950,726)	(875,846)
Accumulated other comprehensive income	3	7
Total shareholders' deficit	(190,819)	(110,800)
Total liabilities, preferred stock and shareholders' deficit	$248,776	$186,492
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Total revenue	$898	$249	$7,499	$9,084
Costs and expenses
Cost of goods sold	14,121	11,246	42,350	38,186
Research and development expenses	4,250	5,026	9,450	10,471
Selling, general and administrative expenses	11,293	13,138	25,535	27,093
Loss from write-down of property, plant and equipment	271	5,436	336	6,196
Total costs and expenses	29,935	34,846	77,671	81,946
Operating loss	(29,037)	(34,597)	(70,172)	(72,862)
Other (expense) income
Interest expense, net	(3,515)	(4,886)	(7,782)	(9,715)
Interest expense - related party	(4,912)	(14,758)	(9,763)	(28,513)
Change in fair value of debt - related party	(240)	—	(240)	—
Change in fair value of warrants	(7,941)	(59,207)	(5,041)	(59,363)
Change in fair value of derivatives - related parties	(47,727)	(15,426)	(47,193)	(28,360)
Gain (loss) on debt extinguishment	68,478	(1,876)	68,478	(3,510)
Other expense	(3,270)	(878)	(3,134)	(895)
Loss before income taxes	$(28,164)	$(131,628)	$(74,847)	$(203,218)
Income tax expense	8	2	33	12
Net loss attributable to shareholders	$(28,172)	$(131,630)	$(74,880)	$(203,230)
Accretion of Series A-1 Preferred Stock	(23,671)	—	(23,671)	—
Net loss attributable to common shareholders	$(51,843)	$(131,630)	$(98,551)	$(203,230)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	1	2	(4)	3
Comprehensive loss attributable to common shareholders	$(51,842)	$(131,628)	$(98,555)	$(203,227)

Basic and diluted loss per share attributable to common shareholders
Basic	$(0.25)	$(1.12)	$(0.48)	$(1.99)
Diluted	$(0.25)	$(1.12)	$(0.48)	$(1.99)
Weighted average shares of common stock
Basic	211,137,189	117,320,802	206,225,126	102,106,041
Diluted	211,137,189	117,320,802	206,225,126	102,106,041
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balances on March 31, 2023	95,222,670	$10	$542,326	$7	$(717,940)	$(175,597)
Stock-based compensation	—	—	2,304	—	—	2,304
Exercise of stock options	200,000		268			268
Release of restricted stock units	598,127	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(43,354)	—	(106)	—	—	(106)
Issuance of common stock	31,332,517	4	75,214	—	—	75,218
Foreign currency translation adjustment	—	—	—	2	—	2
Net loss	—	—	—	—	(131,630)	(131,630)
Balances on June 30, 2023	127,309,960	$14	$620,006	$9	$(849,570)	$(229,541)

Balances on March 31, 2024	206,779,447	$22	$774,857	$2	$(922,554)	$(147,673)
Stock-based compensation	—	—	1,857	—	—	1,857
Release of restricted stock units	370,586	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(46,359)	—	(43)	—	—	(43)
Issuance of common stock	9,387,541	1	6,881	—	—	6,882
Series A-1 Preferred Stock accretion to redemption value	—	—	(23,671)	—	—	(23,671)
Foreign currency translation adjustment	—	—	—	1	—	1
Net loss	—	—	—	—	(28,172)	(28,172)
Balances on June 30, 2024	216,491,215	$23	$759,881	$3	$(950,726)	$(190,819)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances on December 31, 2022	82,653,781	$9	$513,614	$6	$(646,340)	$(132,711)
Stock-based compensation	—	—	5,667	—	—	5,667
Exercise of stock options	200,000	—	268	—	—	268
Release of restricted stock units	1,513,333	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(290,071)	—	(451)	—	—	(451)
Issuance of common stock	43,232,917	5	100,908	—	—	100,913
Foreign currency translation adjustment	—	—	—	3	—	3
Net loss	—	—	—	—	(203,230)	(203,230)
Balances on June 30, 2023	127,309,960	$14	$620,006	$9	$(849,570)	$(229,541)

Balances on December 31, 2023	199,133,827	$21	$765,018	$7	$(875,846)	$(110,800)
Stock-based compensation	—	—	4,798	—	—	4,798
Release of restricted stock units	1,028,191	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(298,326)	—	(351)	—	—	(351)
Issuance of common stock	16,627,523	2	14,087	—	—	14,089
Series A-1 Preferred Stock accretion to redemption value	—	—	(23,671)	—	—	(23,671)
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(74,880)	(74,880)
Balances on June 30, 2024	216,491,215	$23	$759,881	$3	$(950,726)	$(190,819)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(74,880)	$(203,230)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	4,798	5,667
Depreciation and amortization	2,568	5,151
(Gain) loss on debt extinguishment	(68,478)	3,510
Loss from write-down of property, plant and equipment	336	6,196
Amortization of right-of-use assets	608	481
Non-cash interest expense	5,117	2,469
Non-cash interest expense - related party	8,987	28,495
Change in fair value of debt - related party	240	—
Change in fair value of warrants	5,041	59,363
Change in fair value of derivatives - related parties	47,193	28,360
Other	3,264	640
Changes in operating assets and liabilities:
Prepaid expenses	(206)	939
Inventory	(769)	6,630
Accounts receivable	(1,174)	155
Vendor deposits	837	(5,423)
Contract assets	(4,552)	(106)
Grant receivable	1,763	(826)
Accounts payable	543	(16,196)
Accrued expenses	(1,977)	5,184
Operating lease liabilities	(711)	(540)
Contract liabilities	2,592	(1,471)
Other	2,053	(1,030)
Net cash used in operating activities	(66,807)	(75,582)

Cash flows from investing activities
Purchases of intangible assets	(8)	—
Purchases of property, plant and equipment	(10,291)	(10,100)
Net cash used in investing activities	(10,299)	(10,100)

Cash flows from financing activities
Principal payments on finance lease obligations	(4)	(15)
Proceeds from exercise of options	—	355
Proceeds from issuance of convertible notes - related party	—	48,050
Payment of debt issuance costs - related party	(12,238)	(1,116)
Proceeds from Credit and Securities Purchase Transaction	70,075	—
Payment of equity issuance costs	—	(2,080)
Payoff of Senior Secured Term Loan	(19,946)	—
Repayment of equipment financing facility	(1,601)	(1,381)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2024	2023
Proceeds from issuance of common stock	14,089	—
Proceeds from issuance of common stock and warrants - related party	—	49,250
Repurchase of shares from employees for income tax withholding purposes	(351)	(451)
Net cash provided by financing activities	50,024	92,612

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	3

Net decrease in cash, cash equivalents and restricted cash	(27,088)	6,933
Cash, cash equivalents and restricted cash, beginning of the period	84,667	31,223
Cash, cash equivalents and restricted cash, end of the period	$57,579	$38,156

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$3,578	$—
Issuance of convertible notes for interest paid in kind	5,783	4,915
Right-of-use operating lease assets in exchange for lease liabilities	—	363
Issuance of common stock upon settlement of Yorkville convertible notes	—	51,023
Accrued and unpaid capitalized internal-use software	—	130

Supplemental disclosures
Cash paid for interest	$4,131	$7,434
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
Liquidity and Going Concern
As a growth company in the early commercialization stage of its lifecycle, Eos is subject to inherent risks and uncertainties associated with the development of an enterprise. In this regard, substantially all of the Company’s efforts to date have been devoted to the development and manufacturing of battery energy storage systems and complimentary products and services, recruitment of management and technical staff, deployment of capital to expand the Company’s operations to meet customer demand and raising capital to fund the Company’s development. However, as a result of these efforts, the Company has incurred significant losses and negative cash flows from operations since its inception and expects to continue to incur such losses and negative cash flows for the foreseeable future until such time that the Company can reach a scale of profitability to sustain its operations.
In order to execute its development strategy, the Company has historically relied on outside capital through the issuance of equity, debt and borrowings under financing arrangements (collectively “outside capital”) to fund its cost structure. While the Company believes its recent entry into new credit facilities as discussed below has significantly improved its capital position and provides a path to sustainable operations and profitability, there can be no assurance the Company will be able to achieve such profitability or do so in a manner that does not require additional outside capital. Moreover, while the Company has historically been successful in raising outside capital, there can be no assurance the Company will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to the Company, should it be needed.
As discussed in Note 3, Credit and Securities Purchase Transaction, on June 21, 2024, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with CCM Denali Debt Holdings, LP., an affiliate of Cerberus Capital Management LP, (the “Lender”, also acting as administrative and collateral agent) to provide:
1.a secured multi-draw facility in an aggregate principal amount of $210,500 (the “Delayed Draw Term Loan”) to be made in four installments ($75,000, the Initial Draw which was funded on June 21, 2024, and the remaining three tranches which may be drawn in the amounts of $30,000, $65,000 and $40,500 on August 31, 2024, October 31, 2024, and January 31, 2025, respectively, upon the Company’s achievement of certain applicable funding milestones), and
2.a $105,000 revolving credit facility available to be drawn by the Company beginning June 21, 2026 at the Lender’s sole discretion and only after the Delayed Draw Term Loan is fully funded.

In addition, Eos utilized a portion of the proceeds of the Delayed Draw Term Loan to extinguish its existing $100,000 Senior Secured Term Loan, resulting in a gain on debt extinguishment in the amount of $68,478.
As of the date the accompanying Unaudited Condensed Consolidated Financial Statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the six months ended June 30, 2024, the Company incurred a net loss of $74,880, incurred negative cash flows from operations of $66,807 and had an accumulated deficit of $950,726 as of June 30, 2024.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Overview (cont.)
•As of June 30, 2024, the Company had $52,454 of unrestricted cash and cash equivalents available to fund the Company’s operations and working capital of $115,058,which includes loan commitment assets of $76,091 classified as current assets on the Unaudited Condensed Consolidated Balance Sheets.
•Additionally, the Company continues to progress through the Department of Energy (DOE) Loan Programs Office’s (LPO) process for its Title XVII loan. In August 2023, the DOE issued a conditional commitment letter to the Company for a loan of an aggregate principal amount of up to $398,600 through the DOE’s Clean Energy Financing Program. Certain technical, legal and financial conditions must be met and due diligence to the satisfaction of the DOE must be completed before the DOE enters into definitive financing documents with the Company and funds the loan. The Company continues to work with the DOE to meet these conditions and close the loan, however, there can be no assurance that the Company will be able to secure such a loan or on terms that are acceptable to the Company.
•The Company is required to remain in compliance with certain quarterly financial covenants under its Credit Agreement. These financial covenants include (a) minimum EBITDA, (b) Revenue, and (c) a Liquidity covenant (collectively, the “financial covenants”). While the Company was in compliance with these covenants as of June 30, 2024, the Company may be unable to remain in compliance with these covenants as of September 30, 2024, and thereafter, absent the Company’s ability to draw under the Delayed Draw Term Loan or secure a waiver from the Lender. In the event the Company is unable to remain in compliance with the financial covenants and the other nonfinancial covenants required by Credit Agreement and the Company is further unable to cure such noncompliance or secure a waiver, the Lender may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
•In the event the Company does not achieve the funding milestones, the Lender chooses not to continue funding, and the Company’s ongoing efforts to raise additional outside capital prove unsuccessful, the Company will be unable to meet its obligations as they become due over the next twelve months beyond the issuance date. In such an event, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors and/or allowing the Company to become insolvent.
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
Series A-1 Preferred Stock
The Company’s Series A-1 Preferred Stock that was issued as part of the Credit and Securities Purchase Transaction becomes redeemable based upon the passage of time and therefore meets the criteria to be classified within temporary equity. Management has elected to recognize changes in the redemption value pursuant to ASC 480-10-S99-3A-15(b). As a result, the Company will remeasure the Series A-1 Preferred Stock to the maximum redemption value at each reporting date but will never be adjusted below its initial carrying value. Adjustments are reflected in Additional paid in capital on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Production Tax Credits under Internal Revenue Code 45X (“PTC”)
Since the PTC is a refundable credit (i.e., a credit with a direct-pay option available), the PTC is outside the scope of ASC 740. Therefore, the Company accounts for the PTC under a government grant model. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money is recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant. The PTC is a non-monetary asset since the Company’s intention is to sell the tax credit to a third-party and is recorded at the value that is expected to be received from the sale in Other assets, net and Inventory, net on the Company’s Unaudited Condensed Consolidated Balance Sheets and is subsequently recognized in Cost of goods sold in the Unaudited Condensed Consolidated Statement of Operations when the inventory is sold. In the event the PTC is sold, upon the receipt of the cash payments, the Company will record offsets to Other assets, net. Differences in the recorded value of the PTC and the sale price will be recognized as an adjustment to Cost of goods sold in the Unaudited Condensed Consolidated Statement of Operations.
Fair Value Option
The Company has elected the option under ASC 825-10, Financial Instruments ("ASC 825"), to measure the Delayed Draw Term Loan (see Note 3. Credit and Securities Purchase Transaction) at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. When the fair value option is elected for an instrument, unrealized gains and losses for such instrument is reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. These amounts are included in Other expense in the Unaudited Condensed Consolidated Statement of Operations.
Recent Accounting Pronouncements
There were no new accounting standards or updates during the six months ended June 30, 2024 that would have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Credit and Securities Purchase Transaction
Credit and Guaranty Agreement (“Credit Agreement”)
Delayed Draw Term Loan
On June 21, 2024, the Company entered into the following agreements with CCM Denali Debt Holdings, LP, an affiliate of Cerberus Capital Management LP (herein after referred to as“Denali”, “Lender”, “Denali Lender”, “Holder”, “Purchaser”). As a result of this transaction, the Lender is deemed a related party. Pursuant to the Credit Agreement, the Lender has agreed to provide a $210,500 secured multi-draw facility to be made in four installments (the “Delayed Draw Term Loan”) as well as a $105,000 revolving credit facility (“Revolving Facility”), to be made available at the Lenders’ sole discretion and only if the Delayed Draw Term Loan is fully funded. On June 21, 2024 the initial $75,000 installment was funded (the “Initial Draw”). The Initial Draw is included in Notes payable - related party on the Unaudited Condensed Consolidated Balance Sheets and is measured at fair value (pursuant to the fair value option elected by the Company in accordance with ASC 825). See Note 13, Borrowings, for further discussion.
Delayed Draw Term Loan Commitments (“Loan Commitment Assets”)
Pursuant to the terms of the Credit Agreement, Denali has committed to fund to the Company, additional amounts up to $135,500 to be made available to the Company by the Lender in three tranches ($30,000, $65,000 and $40,500 on August 31, 2024, October 31, 2024 and January 31, 2025, respectively), subject to the achievement of certain performance milestones, and subject to terms and conditions set forth in the Credit Agreement. As of June 30, 2024, the Loan Commitment Assets amounted to $76,091 on the Company’s Condensed Consolidated Balance Sheets, which was the fair value on the issuance date.
Securities Purchase Agreement
On June 21, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with CCM Denali Equity Holdings, LP (the “Purchaser”).
SPA Warrant
Under the SPA, the Company issued a warrant to purchase 43,276,194 shares of Common Stock representing a collective ownership of 19.9% (the “SPA Warrant”). The SPA Warrant has a ten-year term and an exercise price of $0.01 per share. The SPA Warrant includes anti-dilutive rights, subject to certain excluded issuances, in the event any shares of Common Stock, options, warrants, convertible securities or other equity or equity equivalent securities payable in Common Stock are issued at a price per share of less than the fair market value (as defined in the Warrant) of a share of Common Stock on the issuance date of the Warrant, subject to adjustment. Until or unless the Company receives stockholder approval, the Company may not issue additional shares of Common Stock exceeding 19.99% of shares of Common Stock issued and outstanding as of the date of the Initial Draw (such percentage, as may be adjusted in accordance with the terms of the Warrant, the “Warrant Conversion Cap”) upon exercise of the Warrant, and is required to issue, at the option of the Lender, Series A Preferred Stock or additional warrants on Common Stock upon a draw under the Delayed Draw Credit Facility. Prior to stockholder approval, in lieu of receiving such anti-dilution protection, the liquidation value of the Series A-1 Preferred Stock (discussed below) will be proportionately increased to give effect to such anti-dilution protection. Following stockholder approval, the Warrant Conversion Cap increases to 49.9% of the number of shares of Common Stock issued and outstanding as of the applicable measurement date; provided that, following stockholder approval, the holder of the Warrant has the option to amend the Warrant Conversion Cap to any percentage less than 49.9%.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Credit Agreement and Securities Purchase Transaction (cont.)
The SPA Warrant is exercisable at the holder’s discretion for cash or on a cashless basis. The SPA Warrant is subject to automatic cashless exercise on the expiration date if the fair market value of one share is greater than the exercise price then in effect. Upon an acceleration under the Credit Agreement, the Company may be required to purchase the SPA Warrant from the holder at an amount equal to the closing sale price less the SPA Warrant price at the request of the holder. The SPA Warrant meets the criteria for liability classification under ASC 480 and is recognized at fair value with changes in fair value included in Change in fair value of derivatives - related parties in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Contingent Warrants
Upon the achievement of performance milestones on dates specified in the Credit Agreement, the Company will receive additional funds and will issue at the option of the Lender, Preferred Stock (Series A-1 Preferred Stock, if prior to shareholder approval or Series B Preferred stock if after shareholder approval) or warrants on common stock (collectively “Contingent Warrants”) under the SPA in an amount equal to the applicable percentage, up to an aggregate of 33.0% ownership limitation on a fully diluted basis at such time the Delayed Draw Term Loan is fully drawn. The Contingent Warrants meet the criteria for liability classification under ASC 480. As such, the Contingent Warrants are included in Warrants liability - related party on the Unaudited Condensed Consolidated Balance Sheets at fair value as of June 30, 2024. The change in fair value of the Contingent warrants is included in Change in fair value of derivatives - related parties on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 14, Warrants Liability, for further discussion of the SPA Warrant and Contingent Warrants.
Series A-1 Preferred Stock
On June 21, 2024, the Company filed with the Secretary of State of the State of Delaware the Series A-1 Certificate of Designation and issued 59 shares of Series A-1 Preferred Stock to satisfy the terms of the Credit Agreement. Under the terms of the Series A-1 Certificate of Designation, each share of Series A-1 Preferred Stock has an original issue price of $455,822.59 (the “A-1 Original Issue Price”) and a liquidation value, payable with the Common Stock, as if such shares were convertible into 541,357 shares, or an aggregate of 31,940,063 shares of Common Stock, subject to adjustment. The Series A-1 Preferred Stock is non-voting and non-convertible into Common Stock. Holders of the Series A-1 Preferred Stock are entitled to receive dividends or distributions on each share of Series A-1 Preferred Stock equal to dividends or distributions actually paid on each share of Common Stock, multiplied by the number of shares of Common Stock represented by the Series A-1 Preferred Stock Liquidation Value (as defined in the Series A-1 Certificate of Designation). If stockholder approval of the issuance of additional shares of Common Stock in connection with the SPA Warrant described above is obtained, then the Series A-1 Preferred Stock will become convertible into shares of Series B-1 Preferred Stock.
At any time after the fifth (5th) anniversary of the original issue date (which is the date on which the Series A-1 Certificate of Designation filed with the Secretary of State of Delaware), the outstanding shares of Series A-1 Preferred Stock held by any holder become redeemable for cash at the redemption price. The redemption price will be an amount per share equal to the greater of (i) A-1 Original Issue Price plus all accrued and unpaid dividends thereon, up to and including the date of redemption and (ii) the number of shares of Common Stock represented by the Series A-1 Liquidation Value (as defined in the Series A-1 Certificate of Designation) multiplied by the average of the closing sale price of the Common Stock for the five (5) business days immediately prior to the date of redemption plus all accrued and unpaid dividends thereon, up to and including the date of redemption. Subject to certain excluded issuances (as defined in the Series A-1 Certificate of Designation), the Series A-1 Preferred Stock is subject to anti-dilution protection in the number of shares of Common Stock represented by the liquidation preference. Additionally, the Series A-1 Preferred Stock provides that, to the extent any Warrant so requires, the number of shares of Common Stock represented by the Series A-1 Liquidation Value will be increased as set forth in the SPA Warrant.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Credit Agreement and Securities Purchase Transaction (cont.)
The terms of any additional shares of Series A Preferred Stock issued pursuant to the terms of the Credit Agreement and SPA will be substantially similar to the Series A-1 Preferred Stock, but for the number of shares constituting such shares, the original issue price of such series and the liquidation value of such shares. Series A Preferred Stock can only be issued prior to shareholder approval.
As of June 30, 2024, the Series A-1 Preferred Stock is classified as mezzanine equity on the Unaudited Condensed Consolidated Balance Sheets at its redemption value because it is probable of becoming redeemable. The Company recorded accretion of the Series A-1 Preferred Stock, which reduces additional paid-in capital, on the Unaudited Condensed Statements of Shareholders' Equity (Deficit).
Series B-1 Preferred Stock
If stockholder approval of the issuance of additional shares of Common Stock in connection with the SPA warrant described above is obtained, then the Series A-1 Preferred Stock will become convertible into shares of Series B-1. The Series B-1 Preferred Stock will contain substantially similar terms to the Series A-1 Preferred Stock except that each share of Series B-1 Preferred Stock will be convertible into 1,000,000 shares of Common Stock.
As of and for the three and six months ended June 30, 2024, there were no shares of Series B-1 Preferred Stock issued or outstanding.
Atlas Payoff Letter and Insurer Letter Agreement
On June 21, 2024 (the “Atlas Facility Termination Date”), the Company entered into a payoff letter agreement (the “Atlas Payoff Letter”), by and among the Company, ACP Post Oak Credit I LLC (“Atlas”) and the Atlas Lenders (as defined below) relating to the Company’s Senior Secured Term Loan (see Note 13, Borrowings), dated as of July 29, 2022 (the “Atlas Credit Agreement”), by and among the Company and Atlas, as lender, administrative agent and collateral agent, and the lenders from time to time party thereto (collectively with Atlas, the “Atlas Lenders”). Pursuant to the Atlas Payoff Letter, as of the Atlas Facility Termination Date, all outstanding obligations under the Atlas Credit Agreement and the related facility documents were deemed paid and satisfied in full and all security interests and other liens granted to or held by the Atlas Lenders were terminated and released. Under the Atlas Payoff Letter, the Company agreed to pay to the Atlas Lenders on the Atlas Facility Termination Date (a) approximately $11,900 (which was released from the interest escrow account maintained pursuant to the Atlas Credit Agreement, and (b) $8,000. Atlas also agreed, in lieu of amounts due from the Company, to receive a $1,000 participation in the Credit Agreement, as negotiated between Atlas and the Denali Lender. The Company has no obligation under the participation agreement between Atlas and the Lender. The payoff of the Senior Secured Term Loan resulted in a restructuring gain. These amounts are included in Gain (loss) on debt extinguishment on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. See Note 13, Borrowings, for further discussion.
In connection with the termination of the Atlas Credit Agreement, the Company entered into an insurer letter agreement, dated as of June 21, 2024 (the “Insurer Letter Agreement”), with the insurance companies that issued insurance policies to certain Atlas Lenders in connection with the Atlas Credit Agreement (the “Atlas Insurers”) pursuant to which the Company and the Atlas Insurers agreed that the Company shall pay to the Atlas Insurers, subject to the terms and conditions of the Insurer Letter Agreement (i) on December 31, 2024, subject to the absence of certain events of default under the Credit Agreement, $3,000 and (ii) on June 30, 2025, subject to the absence of certain events of default under the Credit Agreement, $4,000. These amounts are included in Accrued expenses on the Unaudited Condensed Consolidated Balance Sheets.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning and extended warranty services. Product revenues, which are generally recognized at a point in time, and service revenues, which are generally recognized over time, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue	$597	$249	$7,097	$8,924
Service revenue	301	—	402	160
Total revenues	$898	$249	$7,499	$9,084
For the three months ended June 30, 2024, the Company had one customer that accounted for 87.0% of total revenue; for the six months ended June 30, 2024, we had one customer that accounted for 88.0% of total revenue as the Company focused on the transition to the new manufacturing line.
For the three months ended June 30, 2023, the Company had one customer that accounted for 100.0% of total revenue; for the six months ended June 30, 2023, we had one customer that accounted for 97.8% of total revenue.
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

	June 30, 2024	December 31, 2023
Contract assets	$12,874	$8,322
Contract liabilities	$9,202	$6,610
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
Contract assets increased by $4,552 during the six months ended June 30, 2024 due to recognition of revenues for which invoicing has not yet occurred. Contract liabilities increased by $2,592 during the six months ended June 30, 2024, reflecting $863 of revenue recognized from customers and offset by $3,455 in customer advance payments.
Contract liabilities of $4,814 as of June 30, 2024 are expected to be recognized within the next twelve months and long-term contract liabilities of $4,388 are expected to be recognized as revenue in greater than twelve months. Contract assets of $11,107 as of June 30, 2024 are expected to be recognized within the next twelve months and long-term contract assets of $1,767 are expected to be recognized as accounts receivable in greater than twelve months.

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
Long-term restricted cash as of June 30, 2024 relates to a minimum liquidity requirement in the Credit and Guaranty Agreement. Prior to the first tranche funding, the Company shall not permit liquidity at any time be less than $2,500. Once the first tranche is funded, the minimum liquidity requirement increases to $5,000 and once the Delayed Draw Term Loan is disbursed in full, or the first date any indebtedness is incurred through the DOE LPO, or the Company achieves positive EBITDA, the minimum liquidity requirement increases to $15,000.
Long-term restricted cash as of June 30, 2023 relates to interest that was required to be held in escrow per the Senior Secured Term Loan Agreement in an amount equal to the next four quarterly interest payments owed as of the balance sheet date. In connection with the June 2024 SPA and the Credit Agreement, the Company reached an agreement to payoff and terminate the Senior Secured Term Loan. Accordingly, the restricted cash held in the related escrow account was released (see Note 13, Borrowings and Note 3, Credit Agreement and Securities Purchase Transaction for further discussion).
The following table reconciles reported amounts from the Unaudited Condensed Consolidated Balance Sheets to Cash, Cash Equivalents and Restricted Cash reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$52,454	$23,243
Restricted cash - current	2,625	3,363
Long-term restricted cash	2,500	11,550
Total cash, cash equivalents and restricted cash	$57,579	$38,156
6. Inventory
The following table provides information about Inventory balances:

	June 30, 2024	December 31, 2023
Raw materials	$17,509	$15,487
Work-in-process	237	1,105
Finished goods	93	478
Total inventory, net	$17,839	$17,070

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
7. Property, Plant and Equipment, Net
The following table provides information about Property, plant and equipment, net balances:

	Estimated Useful lives	June 30, 2024	December 31, 2023
Equipment	5 to 10 years	$49,233	$20,559
Finance lease	5 years	504	504
Furniture	5 to 10 years	2,243	2,103
Leasehold improvements	Lesser of useful life/ remaining lease	8,302	7,718
Tooling	2 to 3 years	10,654	7,045
Construction in progress (“CIP”)		—	17,958
Total		70,936	55,887
Less: Accumulated depreciation		(20,341)	(18,032)
Total property, plant and equipment, net		$50,595	$37,855
Depreciation expense related to property, plant and equipment was $1,349 and $2,444 for the three months ended June 30, 2024 and 2023 and $2,524 and $5,111 for the six months ended June 30, 2024 and 2023, respectively.
The Company recorded a loss from write-down of property, plant and equipment of $271 and $5,436 for the three months ended June 30, 2024 and 2023, and $336 and $6,196 for the six months ended June 30, 2024 and 2023, respectively, mainly due to replacement of equipment, outsourcing of certain production processes and the shift in production from the Gen 2.3 battery system to the Z3™ battery system.
On June 28, 2024, the Company successfully began commercial operations on the first manufacturing line. Accordingly, the assets classified as construction in progress were reclassified to equipment, furniture, leasehold improvements and tooling in the table above. Included in construction in progress prior to the reclassification were capitalized interest costs of $991 and $1,841 for the three and six months ended June 30, 2024, respectively. There were no capitalized interest costs recognized for the three and six months ended June 30, 2023.
8. Intangible Assets
Intangible assets include patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. The Company recorded amortization expense of $10 for the three months ended June 30, 2024 and 2023 and $20 for the six months ended June 30, 2024 and 2023, related to patents.
The Company capitalized $146 of costs for internal-use software, including $8 of costs capitalized during the six months ended June 30, 2024. The software has a useful life and is amortized into the results of operations over 3 years. The Company recorded amortization expense of $12 and $10 for the three months ended June 30, 2024 and 2023 and $24 and $20 for the six months ended June 30, 2024 and 2023, respectively, related to software.
9. Notes Receivable, Net and Variable Interest Entities (“VIEs”) Consideration
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. Notes Receivable, Net and Variable Interest Entities (“VIEs”) Consideration (cont.)

The Company had notes receivable, net, of $847 and $863 outstanding as of June 30, 2024 and December 31, 2023, respectively. These amounts are included in Other assets, net and Other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the allowance for expected credit loss related to the notes receivable amounted to $37 and $2, respectively.
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
10. Accrued Expenses
Accrued expenses were as follows:

	June 30, 2024	December 31, 2023
Accrued payroll	$7,181	$4,553
Warranty reserve (2)	5,054	6,197
Accrued legal and professional expenses	9,725	10,710
Provision for contract losses	3,624	3,351
Insurance premium payable	—	2,605
Other (1)	9,163	4,916
Total accrued expenses	$34,747	$32,332
(1) Included in Other accrued expenses in the table above as of June 30, 2024 is $7,000 payable in accordance with the Insurer Letter Agreement.
See Note 3, Credit and Securities Purchase Transaction for further discussion.
(2) Refer to the table below for the warranty reserve activity for the three and six months ended June 30, 2024.

The following table summarizes warranty reserve activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warranty reserve - beginning of period	$5,513	$3,972	$6,197	3,836
Additions for current period deliveries	—	41	265	398
Changes in the warranty reserve estimate	(201)	708	(1,150)	708
Warranty costs incurred	(258)	(300)	(258)	(521)
Warranty reserve - end of period	$5,054	$4,421	$5,054	$4,421
11. Government Grants
Inflation Reduction Act of 2022 (“IRA”)
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. Starting in 2023, there are PTC, that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Government Grants (cont.)

In April 2024, the Department of the Treasury and the Internal Revenue Service (IRS) issued final regulations (Final Regulations) on the transferability of certain energy tax credits, pursuant to Section 6418 of the Internal Revenue Code of 1986, as amended, which was enacted as part of the Inflation Reduction Act of 2022. The Company has reviewed these regulations and believes they do not have a material impact on the financial statements.
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
During the second quarter of 2024, the Company entered into tax credit purchase agreements to sell and transfer all of the PTCs related to the production and sale of battery cells and battery modules produced in calendar years 2023 and in the first quarter of 2024, that were eligible to be claimed on the Company’s tax returns for the related years. The transferred tax credits were sold at 90% of their value and the cash purchase price of the PTCs was $3,430.
Cash was received from the buyer in April and June of 2024, after the completed registration requirements were filed through the IRS‑provided electronic portal, inclusive of registration numbers needed to claim the credit on the Buyer’s tax return. Upon the receipt of the cash payments, the Company recorded offsets to the PTC/Grant Receivable account. There were no differences between the recorded fair value of the PTC receivable and the amount of consideration received. Future differences, if any, will be recognized as an adjustment to cost of goods sold.
The Company recognized PTC credits of $125 and $45 for the three months ended June 30, 2024 and 2023 and $1,667 and $844 for the six months ended June 30, 2024 and 2023, respectively, as a reduction of cost of goods sold on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. As of June 30, 2024 and December 31, 2023, grant receivable related to the PTC in the amount of $1,493 and $3,256, respectively, is recorded in the Unaudited Condensed Consolidated Balance Sheets.
12. Related Party Transactions
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
AFG Convertible Notes
In January 2023, the Company issued and sold $13,750 of 26.5% Convertible Senior PIK Notes due in 2026 (“AFG Convertible Notes”) to Great American Insurance Company, Ardsley Partners Renewable Energy, LP, CCI SPV III, LP, Denman Street LLC, John B. Bending Irrevocable Children’s Trust, John B. Berding and AE Convert, LLC, a Delaware limited liability company managed by Russell Stidolph, a director of the Company (together, the “Purchasers”). In connection with the issuance and sale of the AFG Convertible Notes, the Company entered into an investment agreement (the “Investment Agreement”) with the Purchasers. Refer to Note 13, Borrowings, for additional information.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Related Party Transactions (cont.)
Standby Equity Purchase Agreement
On April 28, 2022, the Company entered into the Standby Equity Purchase Agreement (“SEPA”). Pursuant to the SEPA, the Company had the right, but not the obligation, to sell to Yorkville shares of its common stock at the Company’s request. On August 23, 2023, the Company and Yorkville terminated the SEPA, as amended, by mutual written consent. See Note 13, Borrowings for pre-advance loans in form of convertible promissory notes and Note 19, Shareholders' Deficit for additional information.
Credit and Securities Purchase Transaction
Pursuant to the terms and conditions of Credit and Securities Purchase Transaction, CCM Denali Equity Holdings, LP (“Denali”) is considered a related party as result of such transaction. Refer to Note 3, Credit and Securities Purchase Transaction for detailed discussion.
13. Borrowings

The Company’s debt obligations at carrying value consist of the following related and third-party borrowings:

		June 30, 2024		December 31, 2023
	Maturity Date	Borrowing Outstanding	Carrying Value*	Borrowing Outstanding	Carrying Value*
2021 Convertible Note Payable	June 2026	$119,289	$101,256	$115,815	$94,386
Delayed Draw Term Loan (at fair value)	June 2029	75,000	25,893	—	—
AFG Convertible Notes	June 2026	19,738	22,023	17,429	18,139
Notes payable - related party		214,027	149,172	133,244	112,525
Senior Secured Term Loan	March 2026	—	—	100,000	85,624
Equipment financing facility	April 2026	4,114	4,109	5,718	5,710
Total borrowings		218,141	153,281	238,962	203,859
Current portion		3,041	3,041	3,332	3,332
Total borrowings, non-current		$215,100	$150,240	$235,630	$200,527
*Carrying value includes unamortized deferred financing costs, unamortized discounts and fair value of embedded derivative liabilities, except for the Delayed Draw Term Loan, which is carried at fair value.
Delayed Draw Term Loan
On June 21, 2024, the Company entered into a Credit Agreement, under which the Lenders committed: (i) a $210,500 secured multi-draw facility (the “Delayed Draw Term Loan”) to be made in four tranches, and (ii) a $105,000 revolving credit facility beginning June 21, 2026, to be made available at the Lenders’ sole discretion and only if the Delayed Draw Term Loan is fully funded on terms and subject to conditions set forth in the Credit Agreement. On June 21, 2024, the Company borrowed an Initial Draw of $75,000 from the Delayed Draw Term Loan facility. The issuance was net of an original issue discount of $3,750. The Company used a portion of the loan proceeds to payoff and terminate all outstanding obligations under the Atlas Credit Agreement. The remaining three tranches may be drawn in the amounts of $30,000, $65,000 and $40,500 on August 31, 2024, October 31, 2024, and January 31, 2025, respectively, upon the Company’s achievement of certain applicable funding milestones. See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Borrowings under the Credit Agreement bear interest at an annual rate equal to 15.0% per annum, subject to the following increases: (i) an additional 5.0% per annum upon the occurrence of an event of default under the Credit Agreement; and (ii) an additional 1.0% - 5.0% per annum for failure to obtain stockholder approval within 90 to 240 days following the signing of the Credit Agreement. The Company’s may elect to add accrued and unpaid interest on the loans to the principal amount of the loans (capitalized interest). Each tranche under the Delayed Draw Term Loan is subject to a 5% original issue discount payable at the time of each draw. Borrowings under the Credit Agreement are subject to certain fees, including (i) an exit fee equal to 5.0% of the aggregate principal amount of Loans, or Revolving Loans being paid, repaid, prepaid, refinanced or replaced in a prepayment event, (ii) a make-whole payment for certain prepayments prior to June 21, 2027 and (iii) a prepayment premium for any prepayments prior to the scheduled maturity date.
The Credit and Guaranty Agreement includes a minimum liquidity requirement under which the Company shall not permit liquidity at any time be less than $2,500, prior to the first tranche funding. Once the first tranche is funded, the minimum liquidity requirement increases to $5,000 and once the Delayed Draw Term Loan is disbursed in full, or the first date any indebtedness is incurred through the DOE LPO, or the Company achieves positive EBITDA, the minimum liquidity requirement increases to $15,000.
The facilities are scheduled to mature on the earlier of (i) the date that is five years after the signing of the Credit Agreement and (ii) 91 days prior to the maturity of certain of the Company’s outstanding convertible notes.
Milestones
In the event the Company fails to achieve any milestones on any predetermined tranche date or the one additional milestone measurement date, the Company will not receive the specific tranche unless waived by the Lenders, and will be subject to a penalty represented by an up to 4.0% increase in the applicable percentage at each missed milestone measurement date, which could result in the issuance of additional shares of Preferred Stock or Warrants up to an applicable percentage increase of up to 16.00% for all missed milestones, or up to a 49.0% overall applicable percentage taking into account the 33.0% applicable percentage. If the Company fails to achieve an interim milestone, but then subsequently achieves the final milestone for that particular category, the incremental penalty equity related to that milestone category is returned to the Company.
Debt Covenants
The facilities include various affirmative and negative covenants applicable to the Company including, among others, (i) meeting certain minimum EBITDA and revenue metrics, measured quarterly, and maintaining certain minimums of liquid cash with accounts controlled by the agent, (ii) reporting and information covenants including the delivery of annual, quarterly and monthly financial statements, daily cash reports, annual financial plans and forecasts with weekly progress reports and updates, (iii) monthly meetings with the Lenders and the engagement of advisors and consultants requested by the Lenders, and (iv) restrictions on business and activities including debt incurrence, asset dispositions, distributions, investments, and modifications to or terminations of various material contracts. The facilities are subject to certain events of default which can be triggered by, among other things, (i) breach of payment obligations and other obligations and representations in the Credit Agreement nor related documents, (ii) default under other debt facilities with a principal above a predetermined amount, (iii) failure to perform or comply with certain covenants in the Credit Agreement, (iv) entry into a decree or order for relief in respect of the Company or any of its subsidiaries in an involuntary case under the Bankruptcy Code of the United States or under any other debtor relief law, (v) any money judgment, writ or warrant of attachment or similar process involving in the aggregate at any time an amount in excess of $2,500, (vi) any order, judgement or decree entered against the Company or the Guarantors decreeing the dissolution or split up of such entity, (vii) the failure of the Common Stock to be listed on an internationally recognized stock exchange in the United States and (viii) a change of control. The Company was in compliance with these covenants as of June 30, 2024.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
The Company elected the fair value option to account for the Delayed Draw Term Note for operational ease. The financial liability was initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. The Initial Draw fair value was $25,653 at issuance and $25,893 at June 30, 2024, for which a loss of $240 was recognized for the three and six months ended on June 30, 2024 in Change in fair value of debt - related party on the Unaudited Condensed Consolidated Statements of Operations. The Company did not separately report interest expense attributable to the Delayed Draw Term Loan because such interest was included in the determination of the fair value of the Note. See Note 15, Fair Value Measurement for the assumptions used to determine the fair value the Delayed Draw Term Loan at issuance and at June 30, 2024.
2021 Convertible Note Payable – Related Party
On July 6, 2021, the Company entered into an investment agreement with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc. The investment agreement provides for the issuance and sale to Koch Industries of the 2021 Convertible Note in the aggregate principal amount of $100,000.
The 2021 Convertible Note contains an embedded derivative feature, which is presented on the Unaudited Condensed Consolidated Balance Sheets as a component of Notes payable - related party. See Note 15, Fair Value Measurement for the assumptions used to determine the fair value of the embedded derivative as of June 30, 2024 and December 31, 2023.
Interest expense recognized on the 2021 Convertible Note is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,737	$1,637	$3,474	$3,274
Amortization of debt discount	1,588	1,250	3,119	2,457
Amortization of debt issuance costs	154	122	302	239
Total	$3,479	$3,009	$6,895	$5,970

The balances for the 2021 Convertible Note are as follows:

	June 30, 2024	December 31, 2023
Principal	$119,289	$115,815
Unamortized debt discount	(16,493)	(19,612)
Unamortized debt issuance costs	(1,593)	(1,895)
Embedded conversion feature	53	78
Aggregate carrying value	$101,256	$94,386
The Company is obligated to repay all contractual interest attributable to the 2021 Convertible Note in-kind on a semi-annual basis, in accordance with the terms under the Delayed Draw Term Loan. Therefore, for the semi-annual period ended June 30, 2024 and December 31, 2023, interest payable attributable for the 2021 Convertible Notes that was paid in kind, capitalized and added to the principal amount of the 2021 Convertible Notes was $3,474 and $3,373, respectively.

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
The Conversion Option includes an exercise contingency, which requires the Company to obtain stockholder approval for conversions subject to the Exchange Cap. If stockholder approval of the issuance of additional shares of Common Stock is not obtained, following commercially reasonable efforts, the Company will be required to settle the conversion in excess of the Exchange Cap in cash. Since settlement in cash may be required in absence of stockholder approval, the embedded conversion feature fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded conversion feature is required to be bifurcated from the AFG Convertible Notes and accounted for at fair value at each reporting date, with changes in fair value recognized on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The embedded derivative is presented on the Unaudited Condensed Consolidated Balance Sheets as a component of Notes payable - related party. The fair value of the embedded derivative was $5,361 and $4,345 as of June 30, 2024 and December 31, 2023, respectively.
The fair value of the AFG Convertible Notes at issuance was $16,623, which was greater than the proceeds received. The Company recorded the difference of $2,873 as interest expense for the six months ended June 30, 2023 on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.
Interest expense recognized on the AFG Convertible Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,154	$860	$2,309	$1,639
Amortization of debt discount	218	210	436	358
Amortization of issuance costs	61	59	123	101
Total	$1,433	$1,129	$2,868	$2,098
The balances for the AFG Convertible Notes are as follows:

	June 30, 2024	December 31, 2023
Principal	$19,738	$17,429
Unamortized debt discount	(2,399)	(2,835)
Unamortized debt issuance costs	(677)	(800)
Embedded conversion feature	5,361	4,345
Aggregate carrying value	$22,023	$18,139
The Company is obligated to repay all contractual interest attributable to the AFG Convertible Notes in-kind on a semi-annual basis, in accordance with the terms of the Investment Agreement. Therefore, for the semi-annual period ended June 30, 2024 and December 31, 2023, interest payable attributable to the AFG Convertible Notes that was paid in kind, capitalized and added to the principal amount of the AFG Convertible Note was $2,309 and $2,039, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Senior Secured Term Loan
On July 29, 2022, the Company entered into a $100,000 Senior Secured Term Loan Credit Agreement with Atlas Credit Partners (ACP) Post Oak Credit I LLC, as administrative agent for the lenders and collateral agent for the secured parties. The Senior Secured Term Loan was scheduled to mature on the earlier of (i) July 29, 2026 and (ii) 91 days prior to the current maturity date of the 2021 Convertible Note of June 30, 2026.
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
Additionally, interest was required to be escrowed based on the principle outstanding. This amount was $11,755 at December 31, 2023. This escrowed and restricted cash was presented on a separate line item on the Unaudited Condensed Consolidated Balance Sheets as Long-term restricted cash. The agreements also contained customary affirmative and negative covenants. The Company was in compliance with all covenants prior to and at the time of the loan termination, as discussed below.
Termination of the Senior Secured Term Loan
On June 21, 2024, the Atlas Credit Agreement, and the subsequent commitment increase agreements thereto, which provided for a $100,000, were terminated pursuant to the terms of the Atlas Payoff Letter and the Insurer Letter Agreement, and all security interests and other liens granted to or held by the Atlas Lenders were terminated and released.
In accordance with the Atlas Payoff Letter, the Company agreed to payoff the Senior Secured Term Loan for (a) approximately $11,900 (which was released from the interest escrow account maintained pursuant to the Atlas Credit Agreement and (b) $1,000 for the account of Atlas; provided that Atlas agreed to accept a participation in the Credit Agreement in lieu of such $1,000 payment, and (c) $8,000. In accordance with the Insurer Letter Agreement, the Company shall pay to the Atlas Insurers (i) on December 31, 2024, subject to the absence of certain events of default under the Credit Agreement, $3,000 and (ii) on June 30, 2025, subject to the absence of certain events of default under the Credit Agreement, $4,000.
Absent termination, the Senior Secured Term Loan would have matured on the earlier of (i) July 29, 2026 and (ii) 91 days prior to the maturity of certain of the Company’s outstanding convertible notes. The aggregate principal amount of the Senior Secured Term Loan outstanding was $100,000 at the time of termination.
The Company accounted for the termination of the Senior Secured Term Loan in accordance with ASC 470-60, Troubled Debt Restructurings. As a result, the Company recognized a restructuring gain of $68,478 in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2024.
See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.
The following table summarizes interest expense recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$3,174	$3,453	$6,858	$6,826
Amortization of debt discount	109	99	224	192
Amortization of debt issuance costs	963	873	1,980	1,695
Total	$4,246	$4,425	$9,062	$8,713

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
The Senior Secured Term Loan balances are as follows:

December 31, 2023
Principal	$100,000
Unamortized debt discount	(1,459)
Unamortized debt issuance costs	(12,917)
Aggregate carrying value	$85,624
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
As of June 30, 2024 and December 31, 2023, total equipment financing carrying value was $4,109 and $5,710, respectively of which $3,041 and $3,332 are recorded as a current liability on the Unaudited Condensed Consolidated Balance Sheets, respectively. Interest expense attributable to the equipment financing agreement was $178 and $387 for the three and six months ended June 30, 2024, respectively. Interest expense attributable to the equipment financing agreement was $292 and $609 for the three and six months ended June 30, 2023, respectively.
Yorkville Convertible Promissory Notes - Related Party
In December 2022, February 2023, March of 2023, and April 2023, the Company issued convertible promissory notes with an aggregate principal amount of $37,000 in a private placement to Yorkville under the second and third supplemental agreements to the SEPA. The fair values of the convertible promissory notes at issuance were greater than the proceeds received. Accordingly, the Company recorded the excess of fair value of these promissory notes over the proceeds as Interest expense - related party in the amount of $10,620 and $17,572, for the three and six months ended June 30, 2023, respectively, which is reflected in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the first half of 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 22,947,029 shares of common stock to Yorkville to offset all outstanding amounts owed to Yorkville under the outstanding convertible promissory notes. The Company recognized a loss on debt extinguishment from the issuance of common stock from the outstanding convertible promissory notes of $1,876 and $3,510 for the three and six months ended June 30, 2023, which is reflected in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
The conversion feature for each of the convertible promissory notes did not qualify for the scope exception to derivative accounting, therefore the conversion option was bifurcated from each convertible promissory note. The bifurcated derivatives were recorded at their initial fair value on the date of issuance and subject to remeasurement at the debt extinguishment date, with changes in fair value recognized as a realized gain or loss in the Unaudited Condensed Consolidated Statements of Operations. Net gains of $8,818 and $6,922 were recognized for the three and six months ended June 30, 2023.
As of December 31, 2023, there were no outstanding Yorkville convertible promissory notes.
14. Warrants Liability
The amount of warrants outstanding and fair value for all warrants as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024		December 31, 2023
	Number of Warrants Outstanding	Fair Value	Number of Warrants Outstanding	Fair Value
Warrants liability
IPO warrants	274,400	$52	274,400	$55
April 2023 warrants	16,000,000	7,368	16,000,000	6,276
May 2023 warrants	3,601,980	1,818	3,601,980	1,544
December 2023 warrants	34,482,759	23,264	34,482,759	19,586
Total	54,359,139	$32,502	54,359,139	$27,461
Warrants liability - related party
SPA Warrant	1	49,032	—	—
Contingent warrants(a)	—	92,264	—	—
Total	1	$141,296	—	$—
(a) Contingent warrants represent future issuable shares of stock. See Note 3, Credit and Securities Purchase Transaction for further discussion.
Warrants liability
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
The IPO, April, May, and December 2023 Warrants are classified as Warrant liability on the Unaudited Condensed Consolidated Balance Sheets. The change in fair value of the IPO, April, May, and December 2023 Warrants is presented as Change in fair value of warrants on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 15, Fair Value Measurements for further information.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Warrants Liability (cont.)
Warrants liability- related party
SPA Warrant
At closing of the SPA with CCM Denali Equity Holdings, LP (the “Purchaser”), the Company issued to the Purchaser, one warrant to purchase 43,276,194 shares of Common Stock. The warrant has a ten-year term, a $0.01 per share exercise price, and is exercisable at the Purchaser’s discretion for cash or on a cashless basis. Upon an acceleration under the Credit Agreement, the Company could be required to purchase the warrant from the holder at an amount equal to the most recently quoted price. Prior to stockholder approval, the Company may not issue additional shares of Common Stock exceeding 19.99% of shares of Common Stock issued and outstanding as of the date of the Initial Draw. The warrant provides for certain anti-dilution adjustments. After stockholder approval, the Warrant Conversion Cap increases to 49.9%. See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.
Contingent Warrants
Following the Initial Draw, on three separate predetermined draw dates upon the achievement of the corresponding performance milestone for each such draw date, the Company will receive additional funds under the Credit Agreement and will issue securities under the SPA in an amount equal to the applicable percentage, up to an aggregate of 33.0% ownership limitation on a fully-diluted basis at such time the Delayed Draw Term Loan is fully drawn. Although these contingent warrants are not issued or exercisable until additional draws occur, they meet the definition of a derivative and are recognized at fair value with changes in fair value reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Both the SPA Warrant and the Contingent warrants are classified as Warrant liability- related party on the Unaudited Condensed Consolidated Balance Sheets. The change in fair value of the SPA and Contingent warrants is included in Change in fair value of derivatives- related parties on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 15, Fair Value Measurements for further information.
15. Fair Value Measurement
Accounting standards establish a hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)
The following tables set forth the Company's financial liabilities measured at fair values based on the fair value hierarchy, as described above. These should also be read with Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
SPA Warrant (a)	$—	$—	$49,032	$—	$—	$—
Contingent warrants (a)	$—	$—	$92,264	$—	$—	$—
IPO, April, May and December 2023 Warrants (b)	$—	$52	$32,450	$—	$55	$27,406
Delayed Draw Term Loan	$—	$—	$25,893	$—	$—	$—
Embedded derivatives	$—	$—	$5,414	$—	$—	$4,423
Total liabilities	—	$52	$205,053	$—	$55	$31,829
(a) Included in Warrants liability - Related party on the Unaudited Condensed Consolidated Balance Sheets.
(b) All these instruments are Level 3, except for the IPO warrants (Level 2). These are included in Warrants liability on the Unaudited
Condensed Consolidated Balance Sheets.
Each of the following recurring level 2 and level 3 instruments’ valuation model used to determine fair value is disclosed in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2023.
IPO Warrants
The IPO warrants are valued on the basis of the quoted price of the Company’s public warrants, adjusted for insignificant difference between the public warrants and the private placement warrants.
April 2023 warrants, May 2023 warrants and December 2023 warrants
The April 2023 warrants, May 2023 warrants and December 2023 warrants all are valued using the Black-Scholes model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, volatility and time to expiration. The volatility is a significant unobservable input classified as Level 3 of the fair value hierarchy.
Embedded derivatives
The Company estimated the fair value of the embedded conversion features in the 2021 Convertible Note and the AFG Convertible Notes using a binomial lattice model at inception and on subsequent measurement dates. This model incorporates significant inputs such as the stock price of the Company, dividend yield, risk-free interest rate, debt yield and expected volatility. The volatility and debt yield are significant unobservable inputs classified as Level 3 of the fair value hierarchy.
Accounting for instruments resulting from the Credit and Securities Purchase Transaction
The Loan commitment assets, were measured at fair value as of June 21, 2024 (see Note 3, Credit and Securities Purchase Transaction). The fair value was $76,091 calculated using the discounted cash flow model. They will not be subsequently remeasured at fair value.
The following instruments , which were subsequently measured at fair value were recognized at fair value as of June 21, 2024 (see Note 3, Credit and Securities Purchase Transaction):
•Delayed Draw Term Loan
•SPA Warrant
•Contingent Warrants
The fair value of the Delayed Draw Term Loan was estimated using a discounted cash flow (“DCF”) method, based on the contractual cash flows discounted at a debt yield and considering the probability of achieving certain milestones.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)
The fair value for the SPA warrant is estimated based on its intrinsic value, using the Eos common stock closing price adjusted by a discount for lack of marketability (“DLOM”), less the exercise price of $0.01 for the SPA Warrant. A DLOM was applied considering the underlying shares of the SPA Warrants are unregistered.
The fair value of the Contingent Warrants is estimated based on the underlying Eos common stock closing price adjusted by a DLOM and an allowance for certain redemption features using Black-Scholes option pricing model, considering the probability of achieving certain milestones. A DLOM was applied considering the underlying shares of the Contingent Warrants are unregistered.
The fair value for all the above instruments are designated as level 3 measurements as they rely on significant unobservable inputs. The significant unobservable inputs for each of these instruments are disclosed in the tables below. All other inputs used are observable.

Quantitative information about all significant unobservable inputs used in the fair value measurement for non-recurring level 3 measurements:

Loan Commitment Assets:	June 21, 2024
Milestones achievement expectations	Very high probability
Debt yield	47.5%

Quantitative information about all significant unobservable inputs used in the fair value measurement for recurring level 3 measurements:

Delayed Draw Term Loan	June 21, 2024	June 30, 2024
Debt yield	47.5%	47.5%

Contingent Warrants- all tranches	June 21, 2024	June 30, 2024
Milestones achievement expectations	Very high probability	Very high probability
Volatility	70.0%	70.0%

SPA Warrant	June 21, 2024	June 30, 2024
Discount for lack of marketability (“DLOM”)	10.0%	10.0%

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)
Level 3 Rollforward for Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the changes in the fair value of liabilities that are included within the Company’s accompanying Unaudited Condensed Consolidated Balance Sheets and are designated as Level 3:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Delayed Draw Term Loan
Balance at beginning of the period	$—	$—	$—	$—
Additions	25,653	—	25,653	—
Change in fair value of Term Loan	240	—	240	—
Balance at end of the period	$25,893	$—	$25,893	$—

SPA Warrant and Contingent Warrants
Balance at beginning of the period	$—	$—	$—	$—
Additions	95,094	—	95,094	—
Change in fair value of warrants	46,202	—	46,202	—
Balance at end of the period	$141,296	$—	$141,296	$—

April, May, and December 2023 Warrants
Balance at beginning of the period	$24,512	$—	$27,406	$—
Additions	—	29,553	—	29,553
Change in fair value of warrants	7,938	27,352	5,044	27,352
Balance at end of the period	$32,450	$56,905	$32,450	$56,905

Embedded derivatives
Balance at beginning of the period	$3,889	$21,255	$4,423	$1,945
Additions	—	15,820	—	42,191
Change in fair value of derivatives - related parties[1]	1,525	5,692	991	(1,369)
Balance at end of the period	$5,414	$42,767	$5,414	$42,767
1 Includes loss on debt extinguishment from Yorkville Promissory Note Conversions for the three and six months ended June 30, 2023.

The estimated fair value of financial instruments not carried at fair value in the Unaudited Condensed Consolidated Balance Sheets was as follows:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$847	$705	$863	$719
Loan commitment assets	76,091	76,217	—	—
2021 Convertible Note*	101,256	61,764	94,386	57,998
Senior Secured Term Loan	—	—	85,624	61,360
AFG Convertible Notes*	22,023	20,285	18,139	18,352
Equipment financing facility	4,109	3,499	5,710	4,826
Series A-1 Preferred Stock	40,117	38,167	—	—
Total	$244,443	$200,637	$204,722	$143,255
*Includes the embedded derivative liabilities.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Commitments and Contingencies
For amounts related to commitments related to future payments, including leases, see Item 2- Management’s Discussion and Analysis- Contractual Obligations.
Minimum Volume Commitment
In June 2022, the Company entered into a long-term supply agreement with a minimum volume commitment with a third party that provides services to process certain raw materials. Any purchase order issued under this supply agreement will be non-cancellable. If the Company fails to order the guaranteed minimum volume defined in the contract at the end of the term, the Company will be required to pay the counterparty an amount equal to the shortfall, if any, multiplied by a fee. The Company is currently negotiating an extension to the agreement, and therefore, believes it is probable that they will meet the guaranteed minimum purchase volume requirements described above under the amended terms.
Legal Proceedings
Class Action Complaints
On March 8, 2023, a class action lawsuit was filed in the Court of Chancery of the State of Delaware by plaintiff Richard Delman against certain defendants including the Company’s former directors (the “Delman Defendants”). Neither the Company nor Eos Energy Storage LLC were named as a defendant but each was identified in the Complaint as a relevant non-party and the Company has indemnification obligations relating to the lawsuit. On February 1, 2024, the parties agreed to a binding Settlement Term Sheet (the “Settlement”) whereby plaintiff agreed to resolve the lawsuit in exchange for a settlement payment of $8,500, to be fully funded by the Company’s Directors and Officers (“D&O”) liability insurance policies subject to a retention by the Company of approximately $1,000 consisting of the Company’s payment of legal fees related to this matter. On June 1, 2024, the parties submitted to the Court of Chancery a definitive Stipulation and Agreement of Settlement, Compromise, and Release, and related documents, and on July 1, 2024, the Court of Chancery entered a scheduling order with a hearing on the proposed Settlement scheduled for October 17, 2024.
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
17. Stock-Based Compensation
Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$90	$239	$264	$979
Restricted stock units	1,767	2,065	4,534	4,688
Total	$1,857	$2,304	$4,798	$5,667
The stock compensation expense has been recorded in cost of goods sold, research and development expenses and selling, general and administrative expenses.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

17. Stock-Based Compensation (cont.)
As of June 30, 2024, total unrecognized compensation expense was $10,529 attributable to unvested restricted stock units (“RSU”). Compensation expense for these unvested awards is expected to be recognized over a weighted-average remaining vesting period of 2.0 years for RSUs.
18. Income Taxes
Income tax expense was $8 and $2 for the three months ended June 30, 2024 and 2023, and $33 and $12 for the six months ended June 30, 2024 and 2023 respectively, related to state margin taxes and taxable earnings from foreign operations. The income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes. This is due to non-taxable income, foreign operations and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.
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
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at June 30, 2024 and December 31, 2023 due to cumulative losses. Therefore, the Company has a valuation allowance against its net U.S. deferred tax assets.
As of June 30, 2024 and December 31, 2023, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is not currently under examination by any taxing jurisdiction and none of the uncertain tax positions are expected to reverse within the next 12 months.
The Company files income tax returns in U.S. federal and various state jurisdictions, as well as in Italy and India. The open tax years for federal returns are 2020 and forward and open tax years for state returns are generally 2019 and forward. In addition, net operating losses generated in closed years and utilized in open years are subject to adjustment by the tax authorities.
19. Shareholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 600,000,000 shares of common stock at $0.0001 par value as of June 30, 2024. The holders of the Company’s common stock are entitled to one vote for each share held. At June 30, 2024 and December 31, 2023, there were 216,491,215 and 199,133,827 shares of common stock issued and outstanding, respectively.
Treasury Stock
The Company recorded treasury stock of $43 and $106 for the three months ended June 30, 2024 and 2023 and $351 and $451 for the six months ended June 30, 2024 and 2023, respectively, for shares withheld from employees to cover the payroll tax liability of RSUs vested. The treasury stock was immediately retired.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Shareholders’ Deficit (cont.)
Public Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company’s common stock in a public offering on May 22, 2020 (the “Public Warrants”). Each Public Warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. There were no Public Warrants exercised during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, there were 7,052,254 public warrants outstanding for both periods.
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
During the three months ended June 30, 2024, the Company sold 9,387,541 shares raising proceeds of $6,882, net of fees paid to Cowen, at an average selling price of $0.76 per share. During the six months ended June 30, 2024, the Company sold 16,627,523 shares raising proceeds of $14,089, net of fees paid to Cowen, at an average selling price of $0.87 per share. There were no shares issued under the ATM offering program for the three and six months ended June 30, 2023.
Earnings Per Share
Generally, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. However, management has elected to recognize changes in the redemption value of the Series A-1 Preferred Stock. At each balance sheet date, the redemption value of the Series A-1 Preferred Stock will be calculated, and if the redemption value is greater than the carrying value, the carrying value will be accreted to the redemption value. The accretion is recorded as a deemed dividend, which, in the absence of Retained earnings, reduces additional paid in capital and earnings available to common shareholders in computing basic and diluted EPS. Other potentially dilutive common shares and the related impact to earnings are considered when calculating EPS on a diluted basis. Since the Company incurred a net loss for the three and six months ended June 30, 2024 and 2023, the potential dilutive shares from stock options, restricted stock units, warrants and convertible notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted-average shares for the three and six months ended June 30, 2024 and 2023.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Shareholders’ Deficit (cont.)
The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	Three and Six Months Ended June 30,
	2024	2023
Stock options and restricted stock units	8,601,639	6,279,623
Warrants	104,687,587	26,928,634
Convertible Notes	17,782,644	14,836,450
20. Other Expense
The following table provides information about Other expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Financing issuance costs	$(3,264)	$(863)	$(3,264)	$(863)
Other	(6)	(15)	130	(32)
Total	$(3,270)	$(878)	$(3,134)	$(895)
21. Subsequent Events
The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2024 and 2023 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, including the financial statements and notes thereto.
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
Strategy
The Company continues to invest in the refinement and production of its Z3 battery, which builds off the same electrochemistry that has not fundamentally changed for the better part of a decade. The next Z3 battery is designed to reduce cost and weight while improving manufacturability and system performance. The Eos Z3 battery is more cost-effective and has a simpler tub design with 50% fewer cells and 98% fewer welds per battery module than the Gen 2.3. The Company currently expects that the Z3 battery will give customers the benefit of two times the energy density per square foot, along with the ability to cycle multiple times per day, all with the same safety, reliability, security and recyclability. The Z3 transition is fully underway and the first semi-automated battery manufacturing line is installed and has started commercial production. The Z3 batteries utilize the same chemistry, which has over 3 million cycles, and incorporate a new mechanical design aimed at improving performance, lowering cost and increasing manufacturability.
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
As discussed in Note 11, Government Grants to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, starting in 2023, there are Production Tax Credits under Internal Revenue Code 45X (“PTC”) that can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. These tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. These credits are expected to be a new source of cash flow for Eos in the future.
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
•In April 2024, the Company and Pine Gate Renewables signed an agreement to expand its existing relationship. The new Master Supply Agreement (“MSA”) is for 500 MWh of energy storage systems to be delivered over the next five years.
•In May 2024, the Company successfully completed its Factory Acceptance Testing on State of the Art (“SotA”) manufacturing line.
•For the three months ended June 30, 2024, the Company recognized $0.1 million of grant income related to the IRA PTC.
•In June 2024, the Company announced a strategic investment of up to $315.5 million from an affiliate of Cerberus Capital Management LP (“Cerberus”), to support the Company’s growth plans.
•In June, the Company recognized a gain on debt extinguishment of $68.5 million from the payoff of the Senior Secured Term Loan.
•In June 2024, the Company completed the installation of the first state of the art line in its Turtle Creek facility and began commercial production of batteries off the new line to be delivered to customer sites.

Results of Operations
Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$898	$249	649	261%	$7,499	$9,084	(1,585)	(17)%
The Company generates revenues from the delivery of its BESS and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
For the three months ended June 30, 2024, Revenue increased by $0.6 million or 261% from $0.2 million. The increase for the three months is due to higher product component and commissioning sales. For the six months ended June 30, 2024, Revenue decreased by $1.6 million or 17% from $9.1 million. The decrease for the six months is due to reduced production and deliveries due to the installation of the Company’s new manufacturing line.
Cost of goods sold

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of goods sold	$14,121	$11,246	2,875	26%	$42,350	$38,186	4,164	11%
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
For the three months ended June 30, 2024, Cost of goods sold increased by $2.9 million or 26% from $11.2 million. For the six months ended June 30, 2024, Cost of goods sold increased by $4.2 million or 11% from $38.2 million. The increase for the three and six months ended June 30, 2024 was primarily due to an increase in project commissioning costs on previously delivered projects, along with the underutilization and absorption of labor and overhead associated with implementing the new line.
Research and development expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
R&D expenses	$4,250	$5,026	(776)	(15)%	$9,450	$10,471	(1,021)	(10)%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation and amortization of intangible assets.
For the three months ended June 30, 2024, Research and development costs decreased by $0.8 million or 15% from $5.0 million. For the six months ended June 30, 2024, Research and development costs decreased by $1.0 million or 10% from $10.5 million. The decrease for the three and six months was driven by lower spending on materials and supplies, partially offset by an increase in payroll and personnel costs and stock compensation costs.

Selling, general and administrative expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
SG&A expenses	$11,293	$13,138	(1,845)	(14)%	$25,535	$27,093	(1,558)	(6)%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing and public company costs.
For the three months ended June 30, 2024, Selling, general and administrative expenses decreased by $1.8 million or 14% from $13.1 million. For the six months ended June 30, 2024, Selling, general and administrative expenses decreased by $1.6 million or 6% from $27.1 million. The decrease was driven by lower legal expenses and stock compensation costs, partially offset by an increase in facility costs.
Loss from write-down of property, plant and equipment

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Loss from write-down of property, plant and equipment	$271	$5,436	$336	$6,196
The Company incurred a loss of $0.3 million and $5.4 million from write-down of property, plant and equipment for the three months ended June 30, 2024 and 2023, respectively, and a loss of $0.3 million and $6.2 million for the six months ended June 30, 2024 and 2023, respectively. The write-down is due to obsolete equipment and tooling that was used to manufacture the Gen 2.3 BESS but cannot be repurposed for the next generation Eos Z3 battery.
Interest expense, net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense, net	$(3,515)	$(4,886)	$(7,782)	$(9,715)
Interest expense, net includes expenses for accrued interest, amortization of debt issuance costs and debt discounts, partially offset by capitalized interest costs on CIP assets (see Note 7, Property, Plant and Equipment for further discussion). For the three and six months ended June 30, 2024, Interest expense, net decreased $1.4 million and $1.9 million, respectively, due to the capitalized interest on CIP assets recognized in 2024 and lower interest expense recognized from the Senior Secured Term Loan.
Interest expense - related party

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
2021 Convertible Note Payable interest and amortization	$(3,479)	$(3,009)	$(6,895)	$(5,970)
AFG Convertible Note interest and amortization	(1,433)	(1,129)	(2,868)	(2,098)
AFG Convertible Note Day 1 loss	—	—	—	(2,873)
Yorkville Promissory Notes Day 1 losses	—	(10,620)	—	(17,572)
Interest expense, related party	$(4,912)	$(14,758)	$(9,763)	$(28,513)
See Note 13, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion.

Change in fair value of debt - related party
The change in the fair value of debt of $0.2 million for the three and six months ended June 30, 2024 relates to the Delayed Draw Term Loan.
Change in fair value of warrants

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
($ in thousands)	Change in Fair Value
IPO warrants	$(3)	$3
April 2023 warrants	(1,874)	(1,092)
May 2023 warrants	(461)	(274)
December 2023 warrants	(5,603)	(3,678)
Change in fair value of warrants	$(7,941)	$(5,041)

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
($ in thousands)	Loss on issuance	Loss on Change in Fair Value	Net loss	Loss on issuance	Loss on Change in Fair Value	Net loss
IPO warrants	$—	$(221)	$(221)	$—	$(377)	$(377)
April 2023 warrants	(26,366)	(21,375)	(47,741)	(26,366)	(21,375)	(47,741)
May 2023 warrants	(5,267)	(5,978)	(11,245)	(5,267)	(5,978)	(11,245)
December 2023 warrants	—	—	—	—	—	—
Change in fair value of warrants	$(31,633)	$(27,574)	$(59,207)	$(31,633)	$(27,730)	$(59,363)
Change in fair value of derivatives - related parties

Gain (Loss)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Change in fair value of embedded derivatives - related parties	$(1,525)	$(15,426)	$(991)	$(28,360)
Change in fair value of warrants - related parties	(46,202)	—	(46,202)	—
Change in fair value of derivatives - related parties	$(47,727)	$(15,426)	$(47,193)	$(28,360)
The change in the fair value of embedded derivatives - related parties, was due to our convertible debt (See Note 13, Borrowings) and the change in fair value of warrants - related parties was due to changes of our SPA Warrant and contingent warrants (See Note 14, Warrants Liability).
Gain (loss) on debt extinguishment

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Gain (loss) on debt extinguishment	$68,478	$(1,876)	$68,478	$(3,510)
For the three and six months ended June 30, 2024, the Company recognized a gain on debt extinguishment of $68.5 million from the payoff of the Senior Secured Term Loan.
For the three and six months ended June 30, 2023, the Company recognized a loss on debt extinguishment of $1.9 million and $3.5 million, respectively, from the issuance of common stock upon Yorkville's redemption of their convertible promissory notes.

Other expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Other expense	$(3,270)	$(878)	$(3,134)	$(895)
For the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, Other expense increased by $2.4 million and $2.2 million, respectively, primarily due to recognition of financing issuance costs from the Credit and Securities Purchase Transaction.
Income tax expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Income tax expense	$8	$2	$33	$12
The Company incurred income tax expense for the three and six months ended June 30, 2024 and 2023 in relation to the pre-tax income from the Company’s international subsidiaries.
Liquidity and Going Concern
As a growth company in the early commercialization stage of its lifecycle, Eos is subject to inherent risks and uncertainties associated with the development of an enterprise. In this regard, substantially all of the Company’s efforts to date have been devoted to the development and manufacturing of battery energy storage systems and complimentary products and services, recruitment of management and technical staff, deployment of capital to expand the Company’s operations to meet customer demand and raising capital to fund the Company’s development. However, as a result of these efforts, the Company has incurred significant losses and negative cash flows from operations since its inception and expects to continue to incur such losses and negative cash flows for the foreseeable future until such time that the Company can reach a scale of profitability to sustain its operations.
In order to execute its development strategy, the Company has historically relied on outside capital through the issuance of equity, debt and borrowings under financing arrangements (collectively “outside capital”) to fund its cost structure. While the Company believes its recent entry into new credit facilities as discussed below has significantly improved its capital position and provides a path to sustainable operations and profitability, there can be no assurance the Company will be able to achieve such profitability or do so in a manner that does not require additional outside capital. Moreover, while the Company has historically been successful in raising outside capital, there can be no assurance the Company will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to the Company, should it be needed.
As discussed in Note 3, Credit and Securities Purchase Transaction, on June 21, 2024, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with CCM Denali Debt Holdings, LP., an affiliate of Cerberus Capital Management LP, (the “Lender”, also acting as administrative and collateral agent) to provide:
1.a secured multi-draw facility in an aggregate principal amount of $210.5 million (the “Delayed Draw Term Loan”) to be made in four installments ($75.0 million, the Initial Draw which was funded on June 21, 2024, and the remaining three tranches which may be drawn in the amounts of $30.0 million, $65.0 million and $40.5 million on August 31, 2024, October 31, 2024, and January 31, 2025, respectively, upon the Company’s achievement of certain applicable funding milestones), and
2.a $105.0 million revolving credit facility available to be drawn by the Company beginning June 21, 2026 at the Lender’s sole discretion and only after the Delayed Draw Term Loan is fully funded.

In addition, Eos utilized a portion of the proceeds of the Delayed Draw Term Loan to extinguish its existing $100.0 million Senior Secured Term Loan, resulting in a gain on debt extinguishment in the amount of $68.5 million.
As of the date the accompanying Unaudited Condensed Consolidated Financial Statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the six months ended June 30, 2024, the Company incurred a net loss of $74.9 million, incurred negative cash flows from operations of $66.8 million and had an accumulated deficit of $950.7 million as of June 30, 2024.
•As of June 30, 2024, the Company had $52.5 million of unrestricted cash and cash equivalents available to fund the Company’s operations and working capital of $115.1 million,which includes loan commitment assets of $76.1 million classified as current assets on the Unaudited Condensed Consolidated Balance Sheets.
•Additionally, the Company continues to progress through the Department of Energy (DOE) Loan Programs Office’s (LPO) process for its Title XVII loan. In August 2023, the DOE issued a conditional commitment letter to the Company for a loan of an aggregate principal amount of up to $398.6 million through the DOE’s Clean Energy Financing Program. Certain technical, legal and financial conditions must be met and due diligence to the satisfaction of the DOE must be completed before the DOE enters into definitive financing documents with the Company and funds the loan. The Company continues to work with the DOE to meet these conditions and close the loan, however, there can be no assurance that the Company will be able to secure such a loan or on terms that are acceptable to the Company.
•The Company is required to remain in compliance with certain quarterly financial covenants under its Credit Agreement. These financial covenants include (a) minimum EBITDA, (b) Revenue, and (c) a Liquidity covenant (collectively, the “financial covenants”). While the Company was in compliance with these covenants as of June 30, 2024, the Company may be unable to remain in compliance with these covenants as of September 30, 2024, and thereafter, absent the Company’s ability to draw under the Delayed Draw Term Loan or secure a waiver from the Lender. In the event the Company is unable to remain in compliance with the financial covenants and the other nonfinancial covenants required by Credit Agreement and the Company is further unable to cure such noncompliance or secure a waiver, the Lender may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, entering into a forbearance agreement with the Company and/or asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
•In the event the Company does not achieve the funding milestones, the Lender chooses not to continue funding, and the Company’s ongoing efforts to raise additional outside capital prove unsuccessful, the Company will be unable to meet its obligations as they become due over the next twelve months beyond the issuance date. In such an event, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors and/or allowing the Company to become insolvent.
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
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During the six months ended June 30, 2024, the Company closed on the following capital transactions:
•Under the ATM offering program, for the six months ended June 30, 2024, the Company sold 16,627,523 shares raising proceeds of $14.1 million, net of fees paid to Cowen, at an average selling price of $0.87 per share, included in the Condensed Consolidated Statement of Shareholders' Deficit.
•The Company secured a strategic investment of up to $315.5 million from an affiliate of Cerberus. The investment by Cerberus is structured as a $210.5 million Delayed Draw Term Loan to be made in four installments. On June 21, 2024 the first installment of $75.0 million was funded. Additional amounts totaling $135.5 million will be made available to the Company, subject to the achievement of certain milestones. As part of the strategic investment, a $105.0 Revolving Facility will be made available to the Company at the Lenders’ sole discretion and only if the Delayed Draw Term Loan is fully funded. The Company utilized a portion of the proceeds to retire its existing $100.0 million Senior Secured Term Loan on favorable terms, strengthening the Company’s balance sheet. See Note 3, Credit and Securities Purchase Transaction.

Capital Expenditures
The Company expects capital expenditures and working capital requirements to increase as it executes its growth strategy. Total capital expenditures for the six months ended June 30, 2024 and June 30, 2023 were $10.3 million and $10.1 million, respectively. See Note 7, Property, Plant and Equipment for further discussion.
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
The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented.

	Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change
Net cash used in operating activities	$(66,807)	$(75,582)	$8,775
Net cash used in investing activities	$(10,299)	$(10,100)	$(199)
Net cash provided by financing activities	$50,024	$92,612	$(42,588)
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.
Net cash used in operating activities of $66.8 million for the six months ended June 30, 2024 was primarily driven by a net loss of $74.9 million, adjusted for non-cash items of $9.7 million, primarily related to stock compensation expense, depreciation and amortization, non-cash interest expense, gain on debt extinguishment, changes in fair value of debt, warrants and derivatives. The net cash outflows from changes in operating assets and liabilities was $1.6 million, primarily driven by an increase in contract assets of $4.6 million, decrease in accrued expenses of $2.0 million, increase in accounts receivable of $1.2 million, partially offset by increase in contract liabilities of $2.6 million and decrease in grant receivable of $1.8 million.
Net cash used in operating activities was $75.6 million for the six months ended June 30, 2023, primarily driven by a net loss of $203.2 million, adjusted for non-cash items of $140.3 million, primarily related to stock compensation expense, depreciation and amortization, non-cash interest expense, changes in fair value of warrants and derivatives and loss from the write-down of property, plant and equipment. The net cash outflows from changes in operating assets and liabilities was $12.7 million, primarily driven by an increase in accounts payable and accrued expenses of $11.0 million, increase in vendor deposits of $5.4 million, and decrease in contract liabilities of $1.5 million, partially offset by decrease in inventory of $6.6 million.
Cash flows from investing activities:
Net cash flows used in investing activities for the six months ended June 30, 2024 were mainly composed of payments made for purchases of property, plant and equipment of $10.3 million.
Net cash flows used in investing activities for the six months ended June 30, 2023 were composed of payments made for purchases of property, plant and equipment of $10.1 million.
Cash flows from financing activities:
Net cash provided by financing activities was $50.0 million for the six months ended June 30, 2024, primarily due to the proceeds received from the Credit and Securities Purchase Transaction of $70.1 million and from the issuance of common stock of $14.1 million. The proceeds were partially offset by payoff of the Senior Secured Term Loan of $19.9 million, debt issuance costs - related party of $12.2 million, payments on the equipment financing facility of $1.6 million and share repurchases from employees for tax withholding of $0.4 million.

Net cash provided by financing activities was $92.6 million for the six months ended June 30, 2023, primarily due to the net proceeds received from the Yorkville Convertible Promissory Notes and AFG Convertible Notes of $48.1 million and from the issuance of common stock and warrants of $49.3 million. The proceeds were partially offset by equity issuance costs of $2.1 million, debt issuance costs related to the Yorkville Convertible Promissory Notes and AFG Convertible Notes of $1.1 million, payments on the equipment financing facility of $1.4 million and share repurchases from employees for tax withholding of $0.5 million.
Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of June 30, 2024, this is composed of the following:
•Future lease payments, including interest, under non-cancellable operating and financing leases of $5.0 million. The leases expire at various dates prior to 2028.
•In accordance with the Insurer Letter Agreement, the Company shall pay to the Atlas Insurers (i) on December 31, 2024, subject to the absence of certain events of default under the Credit Agreement, $3.0 million and (ii) on June 30, 2025, subject to the absence of certain events of default under the Credit Agreement, $4.0 million.
•Principal and Interest payments related to the following debt obligations (see Note 13, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report):

Future Debt Payments
Delayed Draw Term Loan - due June 2029 (1)	$161,466
2021 Convertible Note Payable - due June 2026 (1)	134,261
AFG Convertible Notes - due June 2026 (1)	32,468
Equipment financing facility - due April 2025 and April 2026	4,587
Total	$332,782
(1) As of June 30, 2024, the Company is obligated to repay future contractual interest payments for the 2021 Convertible Note and AFG Convertible Notes in-kind. The Company also has the option to repay the Delayed Draw Term Loan in-kind.
Critical Accounting Estimates (“CAE”)
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
These should also be read with the CAE in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Warrants Liability
The April 2023 warrants, May 2023 warrants and December 2023 warrants all are valued using the Black-Scholes model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, volatility and time to expiration. The volatility is a significant unobservable input classified as Level 3 of the fair value hierarchy. The sensitivity of the fair value calculation to volatility could create materially different results under different conditions or using different assumptions. See Note 15, Fair Value Measurement to our unaudited consolidated financial statements.
Convertible Notes and Embedded derivatives
The Company estimated the fair value of the embedded conversion features in the 2021 Convertible Note and the AFG Convertible Notes using a binomial lattice model at inception and on subsequent measurement dates. This model incorporates significant inputs such as the stock price of the Company, dividend yield, risk-free interest rate, debt yield and expected volatility. The volatility and debt yield are significant unobservable inputs classified as Level 3 of the fair value hierarchy. The sensitivity of the fair value calculation to debt yield and volatility could create materially different results under different conditions or using different assumptions. See Note 15, Fair Value Measurement to our unaudited consolidated financial statements.

The following is a new CAE as of June 30, 2024
New Instruments fair valued (see Note 15, Fair Value Measurement)
The fair value of the Delayed Draw Term Loan was estimated using a discounted cash flow (“DCF”) method, based on the contractual cash flows discounted at a debt yield. The fair value for the SPA Warrant is estimated based on its intrinsic value, using the Eos common stock closing price adjusted by a discounted for lack of marketability (“DLOM”), less the exercise price of $0.01 for the SPA Warrant. A DLOM was applied considering the underlying shares of the SPA Warrants are unregistered. The fair value of the Contingent Warrants is estimated based on the underlying Eos common stock closing price adjusted by a DLOM and an allowance for certain redemption features using a Black-Scholes model, considering the probability of achieving certain milestones. A DLOM was applied considering the underlying shares of the Contingent Warrants are unregistered. The fair value for all these instruments are designated as level 3 measurements as they rely on significant unobservable inputs. The significant unobservable inputs for each of these instruments are detailed in Note 15, Fair Value Measurement), which include debt yield, DLOM, and milestones achievement expectations. The sensitivity of the fair value calculation to debt yield, DLOM, and milestones achievement expectations could create materially different results under different conditions or using different assumptions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk exposures for the six months ended June 30, 2024, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and consistent with the evaluations previously reported in prior periods, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 because of material weaknesses resulting from lack of a formalized internal control framework in accordance with the Committee of Sponsoring Organizations (COSO) Framework, inadequate segregation of duties in the financial reporting process, lack of review and approval of journal entries and a lack of management review controls.
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
Changes in Internal Control Over Financial Reporting
Other than the actions taken as described in Management's Remediation Plan above to improve the Company’s internal control over financial reporting, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
The following is also disclosed in Note 16, Commitments and Contingencies to our Unaudited Condensed Consolidated Financial Statements:
Class Action Complaints
On March 8, 2023, a class action lawsuit was filed in the Court of Chancery of the State of Delaware by plaintiff Richard Delman against certain defendants including the Company’s former directors (the “Delman Defendants”). Neither the Company nor Eos Energy Storage LLC were named as a defendant but each was identified in the Complaint as a relevant non-party and the Company has indemnification obligations relating to the lawsuit. On February 1, 2024, the parties agreed to a binding Settlement Term Sheet (the “Settlement”) whereby plaintiff agreed to resolve the lawsuit in exchange for a settlement payment of $8.5 million, to be fully funded by the Company’s Directors and Officers (“D&O”) liability insurance policies subject to a retention by the Company of approximately $1.0 million consisting of the Company’s payment of legal fees related to this matter. On June 1, 2024, the parties submitted to the Court of Chancery a definitive Stipulation and Agreement of Settlement, Compromise, and Release, and related documents, and on July 1, 2024, the Court of Chancery entered a scheduling order with a hearing on the proposed Settlement scheduled for October 17, 2024.
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
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no additional material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023, except as discussed below. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
If we fail to meet the covenants in Credit Agreement, we may be subject to default on the loan, which could have a material adverse effect on our business.
The Credit Agreement contains various affirmative and negative covenants applicable to the Company including, among others, (i) meeting certain minimum EBITDA and revenue metrics, measured quarterly, and maintaining certain minimums of liquid cash with accounts controlled by the Agent, (ii) reporting and information covenants including the delivery of annual, quarterly and monthly financial statements, daily cash reports, annual financial plans and forecasts with weekly progress reports and updates, (iii) monthly meetings with the Lenders and the engagement of advisors and consultants requested by the Lenders, and (iv) restrictions on business and activities including debt incurrence, asset dispositions, distributions, investments, and modifications to or terminations of various material contracts. The Credit Agreement is subject to certain events of default which can be triggered by, among other things, (i) breach of payment obligations and other obligations and representations in the Credit Agreement nor related documents, (ii) default under other debt facilities with a principal above a predetermined amount, (iii) failure to perform or comply with certain covenants in the Credit Agreement, (iv) entry into a decree or order for relief in respect of the Company or any of its subsidiaries in an involuntary case under the Bankruptcy Code of the United States or under any other debtor relief law,(v) any money judgment, writ or warrant of attachment or similar process involving in the aggregate at any time an amount in excess of $2.5 million, (vi) any order, judgement or decree entered against the Company or the Guarantors decreeing the dissolution or split up of such entity, (vii) the failure of the Common Stock to be listed on an internationally recognized stock exchange in the United States and (viii) a change of control.

While the Company was in compliance with the above covenants as of July 31, 2024, the Company may be unable to remain in compliance and cure any noncompliance with these covenants in the future, in which case the Lenders may no longer be required to continue funding under the Credit Agreement. There can be no assurance that the Company will be able to secure funding under the Credit Agreement or outside sources of capital in the event it fails to meet a funding milestone. In the event the Company is unable to remain in compliance with the covenants under the Credit Agreement, and the Company is further unable to cure such noncompliance or secure a waiver, the Lender may, at its discretion, exercise any and all of its existing rights and remedies. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company. Any such default on the Credit Agreement could have a material adverse effect on our business.
Under the terms of the Credit Agreement, current stockholders may be subject to significant dilution, and the voting power of the currently outstanding Common Stock could be significantly diluted.
As of June 30, 2024 there were 216,491,215 shares of Common Stock issued and outstanding and an aggregate of 131,071,870 shares of Common Stock issuable upon the conversion or exercise of outstanding convertible securities, including 43,276,194 shares of Common Stock underlying the SPA Warrant. Although the SPA Warrant is not exercisable for more than 19.99% of the Company’s outstanding shares as of June 21, 2024, upon receipt of stockholder approval in accordance with Nasdaq rules, the SPA Warrant would no longer be subject to such limitation, and the Preferred Stock, SPA Warrant and Contingent Warrants (the SPA Warrant and any Contingent Warrants, collectively the “Warrants”) issued or issuable under the Delayed Draw Term Loan would become exercisable or convertible into a significant portion of the outstanding shares of Common Stock.
If the Purchaser funds all draws under the Delayed Draw Term Loan and the Company meets each of the milestones under the Delayed Draw Term Loan, the Purchaser will be entitled to receive Preferred Stock and/or Contingent Warrants (depending on whether stockholder approval has been received) that, when aggregated with the SPA Warrant and Series A Preferred Stock, equal 33.0% of the issued and outstanding Common Stock on a fully diluted basis. Assuming the Company issues no other securities after July 31, 2024, such Preferred Stock and Warrants would aggregate to an equivalent of 152,505,718 shares of Common Stock. If the Purchaser funds all draws under the Delayed Draw Term Loan and the Company fails to meet all of the milestones under the Delayed Draw Term Loan, the Purchaser would be entitled to receive Preferred Stock and/or Contingent Warrants (depending on whether stockholder approval has been received) that, when aggregated with the SPA Warrant and Series A Preferred Stock, equal 49.0% of the issued and outstanding Common Stock on a fully diluted basis, assuming the Warrants and Series A Preferred stock were fully convertible into Common Stock. Assuming the Company issues no other securities after July 31, 2024, such Preferred Stock and Warrants would aggregate to an equivalent of 297,490,357 shares of Common Stock.
In addition, if the Company were to issue additional shares of Common Stock or securities convertible or exercisable into Common Stock or trigger anti-dilution protection under the Preferred Stock and Warrants, the Preferred Stock and Warrants may become convertible or exercisable into additional shares of Common Stock. The issuance, pursuant to the terms of the Warrants and the Series B Preferred Stock, of Common Stock will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the Common Stock and will increase the number of the Company’s outstanding shares, and upon conversion or exercise would dilute the voting power of the Common Stock, which could cause the market price of our Common Stock to decrease. Depressed trading prices of our Common Stock could further impair our ability to raise sufficient capital to carry on our business.
The Company may need to seek alternative sources of capital, or risk its ability to continue operations, in the event it fails to meet a milestone under the terms of the Credit Agreement and the SPA.
Pursuant to the terms of the Credit Agreement and the SPA, the Purchaser is not required to provide funding under the Delayed Draw Term Loan in the event that the Company does not meet the necessary performance and funding milestones stipulated in the Credit Agreement. In the event the Company does not meet these milestones and the Purchaser chooses not to continue funding, the Company would need to seek alternative sources of capital, which may not be available on favorable terms or at all. If the Purchaser does not continue funding, and the Company’s efforts to raise additional outside capital prove unsuccessful, management would be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors and/or allowing the Company to become insolvent.
A substantial number of shares of the Company’s Common Stock that are issuable upon the exercise or conversion of securities issuable under the Delayed Draw Term Loan and the SPA are subject to a contractual lockup.

Under the terms of the Delayed Draw Term Loan and the SPA, the holders of our securities issuable thereunder are subject to a contractual lockup that expires on June 21, 2025. The securities issuable under the Delayed Draw Term Loan and the SPA represent a substantial portion of our outstanding shares of Common Stock and, subject to stockholder approval and beneficial ownership limitations, have the potential to represent an even larger portion of our outstanding shares of common Stock, and we are obligated to register the resale of these shares of Common Stock by the holders.
Upon the effectiveness of the resale registration statement or otherwise in accordance with Rule 144 under the Securities Act and after expiration or waiver of the lock-up, the holders may sell our Common Stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the trading price of our Common Stock or putting significant downward pressure on the price of our Common Stock.
The resale, or expected or potential resale, of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell your Common Stock at times and prices that you feel are appropriate. Furthermore, because there will be a large number of shares registered pursuant to the registration statement, selling holders could continue to offer the securities covered by the registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time.
Further, sales of our Common Stock upon expected expiration of resale restrictions could encourage short sales by market participants. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security’s price. As such, short sales of our Common Stock could have a tendency to depress the price of our Common Stock, which could further increase the potential for short sales.
We cannot predict the size of future issuances or sales of our Common Stock or the effect, if any, that future issuances and sales of our Common Stock will have on the market price of our Common Stock. Sales of substantial amounts of our Common Stock, including issuances made in the ordinary course of the Company’s business, or the perception that such sales could occur, may materially and adversely affect prevailing market prices of our Common Stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-Q	File No. 001-39291	3.2	May 14, 2024

3.3	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.1	May 19, 2022

3.4	Series A-1 Preferred Stock Certificate of Designation	Form 8-K	File No. 001-39291	3.1	June 24, 2024

10.1	Eos Energy Enterprises, Inc. 2020 Incentive Plan	Form 8-K	File No. 001-39291	10.10	November 20, 2020

10.2	First Amendment to the Amended and Restated 2020 Incentive Plan	Form S-8	File No. 333-265708	99.2	June 17, 2022

10.3	Second Amendment to the Amended and Restated 2020 Incentive Plan	Form S-8	File No. 333-272848	99.3	June 23, 2023

10.4	Third Amendment to the Amended and Restated 2020 Incentive Plan	Form 10-Q	File No. 001-39291	10.6	May 14, 2024

10.5†	Credit Agreement, dated June 21, 2024, by and between Eos Energy Enterprises, Inc. and Cerberus Capital Management L.P.	Form 8-K	File No. 001-39291	10.1	June 24, 2024

10.6	Securities Purchase Agreement, dated June 21, 2024, by and between Eos Energy Enterprises, Inc. and Cerberus Capital Management L.P.	Form 8-K	File No. 001-39291	10.2	June 24, 2024

10.7	Form of Warrant	Form 8-K	File No. 001-39291	10.3	June 24, 2024

10.8	Form of Atlas Payoff Letter Agreement, dated June 21, 2024, by and between Eos Energy Enterprises, Inc. and ACP Post Oak Credit I LLC	Form 8-K	File No. 001-39291	10.4	June 24, 2024

10.9	Form of Insurer Letter Agreement, dated June 21, 2024, by and between Eos Energy Enterprises, Inc. and ACP Post Oak Credit I LLC	Form 8-K	File No. 001-39291	10.5	June 24, 2024

10.10	Form of Indemnification Agreement for Preferred Stock directors	Form 8-K	File No. 001-39291	10.6	June 24, 2024

10.11	Second Amended and Restated 2020 Incentive Plan	Form 8-K	File No. 001-39291	10.1	July 30, 2024

10.12*	Form of Employee Time-Based Restricted Stock Unit Award Agreement under the Eos Energy Enterprises, Inc. Amended and Restated 2020 Incentive Plan

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
10.13*	Form of Employee Performance-Based Restricted Stock Unit Award Agreement under the Eos Energy Enterprises, Inc. Amended and Restated 2020 Incentive Plan

10.14*	Form of Director Restricted Stock Unit Award Agreement under the Eos Energy Enterprises, Inc. Amended and Restated 2020 Incentive Plan

10.15*	Form of Director Option Award Agreement under the Eos Energy Enterprises, Inc. 2020 Incentive Plan

10.16*	Form of Executive Restricted Stock Unit Award Agreement under the Eos Energy Enterprises, Inc. 2020 Incentive Plan

10.17*	Form of Employee Restricted Stock Unit Award Agreement under the Eos Energy Enterprises, Inc. 2020 Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________
†Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are both (i) not material and (ii) contain the type of information that the Company customarily and actually treats as private and confidential. Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS ENERGY ENTERPRISES, INC.

Date: August 6, 2024	By:	/s/ Joseph Mastrangelo
	Name:	Joseph Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Nathan Kroeker
	Name:	Nathan Kroeker
	Title:	Chief Financial Officer (Principal Financial Officer)