Form 10-Q
period 2024-09-30
Eos Energy Enterprises, Inc.
filed 2024-11-05
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The registrant had outstanding 217,912,361 shares of common stock as of November 4, 2024.

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2024 and 2023	6
	Unaudited Condensed Consolidated Statements of Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2024 and 2023	7
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	9
	Notes to the Unaudited Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1a.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	57
Signatures		59

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

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$23,015	$69,473
Restricted cash	2,625	3,439
Loan commitment assets	58,525	—
Accounts receivable, net	3,197	3,387
Inventory, net	25,908	17,070
Vendor deposits	9,332	7,161
Contract assets, current	11,911	6,386
Prepaid expenses	1,074	1,082
Grant receivable	1,506	3,256
Other receivables	7,500	7,500
Other current assets	4,617	3,577
Total current assets	149,210	122,331

Property, plant and equipment, net	51,546	37,855
Intangible assets, net	237	295
Goodwill	4,331	4,331
Operating lease right-of-use asset, net	3,059	4,033
Long-term restricted cash	5,000	11,755
Other assets, net	3,458	5,892
Total assets	$216,841	$186,492

LIABILITIES
Current liabilities:
Accounts payable	$24,345	$20,540
Accrued expenses	37,765	32,332
Operating lease liability, current	1,719	1,496
Long-term debt, current	2,536	3,332
Contract liabilities, current	8,721	3,070
Other current liabilities	44	100
Total current liabilities	75,130	60,870

Long-term liabilities:
Operating lease liability	2,010	3,350
Long-term debt	726	88,002
Notes payable - related party	184,167	112,525
Interest payable - related party	3,097	—
Contract liabilities, long-term	3,303	3,540
Warrants liability	98,970	27,461
Warrants liability - related party	267,049	—
Other liabilities	76	1,544
Total long-term liabilities	559,398	236,422

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Total liabilities	634,528	297,292

COMMITMENTS AND CONTINGENCIES (NOTE 16)

SERIES B PREFERRED STOCK (NOTE 3)	156,069	—

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 600,000,000 shares authorized, 217,278,404 and 199,133,827 shares outstanding on September 30, 2024 and December 31, 2023, respectively	23	21
Additional paid in capital	724,449	765,018
Accumulated deficit	(1,293,592)	(875,846)
Accumulated other comprehensive (loss) income	(4,636)	7
Total shareholders' deficit	(573,756)	(110,800)
Total liabilities, preferred stock and shareholders' deficit	$216,841	$186,492
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Total revenue	$854	$684	$8,353	$9,768
Costs and expenses
Cost of goods sold	25,764	21,262	68,114	59,448
Research and development expenses	7,428	3,228	16,878	13,699
Selling, general and administrative expenses	17,796	13,076	43,331	40,169
Loss from write-down of property, plant and equipment	3,192	955	3,528	7,151
Total costs and expenses	54,180	38,521	131,851	120,467
Operating loss	(53,326)	(37,837)	(123,498)	(110,699)
Other (expense) income
Interest expense, net	(133)	(4,994)	(7,915)	(14,709)
Interest expense - related party	(5,291)	(4,449)	(15,054)	(32,962)
Change in fair value of debt - related party	(3,036)	—	(3,276)	—
Change in fair value of warrants	(66,469)	34,406	(71,510)	(24,957)
Change in fair value of derivatives - related parties	(213,034)	27,398	(260,227)	(962)
Gain (loss) on debt extinguishment	—	—	68,478	(3,510)
Other (expense) income	(1,593)	421	(4,727)	(474)
(Loss) income before income taxes	$(342,882)	$14,945	$(417,729)	$(188,273)
Income tax (benefit) expense	(16)	13	17	25
Net (loss) income attributable to shareholders	$(342,866)	$14,932	$(417,746)	$(188,298)
Accretion of Preferred Stock	(41,267)	—	(64,938)	—
Net (loss) income attributable to common shareholders	$(384,133)	$14,932	$(482,684)	$(188,298)
Other comprehensive (loss) income
Change in fair value of debt - credit risk	$(4,642)	$—	$(4,642)	$—
Foreign currency translation adjustment, net of tax	3	(6)	(1)	(3)
Comprehensive (loss) income attributable to common shareholders	$(388,772)	$14,926	$(487,327)	$(188,301)

Basic and diluted (loss) income per share attributable to common shareholders
Basic	$(1.77)	$0.11	$(2.30)	$(1.65)
Diluted	$(1.77)	$(0.05)	$(2.30)	$(1.65)
Weighted average shares of common stock
Basic	216,898,374	138,005,222	209,820,480	114,209,090
Diluted	216,898,374	156,325,284	209,820,480	114,209,090
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balances on June 30, 2023	127,309,960	$14	$620,006	$9	$(849,570)	$(229,541)
Stock-based compensation	—	—	4,456	—	—	4,456
Exercise of stock options	50,000		67			67
Release of restricted stock units	93,458	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(13,584)	—	(136)	—	—	(136)
Issuance of common stock	28,938,944	2	81,895	—	—	81,897
Foreign currency translation adjustment	—	—	—	(6)	—	(6)
Net income	—	—	—	—	14,932	14,932
Balances on September 30, 2023	156,378,778	$16	$706,288	$3	$(834,638)	$(128,331)

Balances on June 30, 2024	216,491,215	$23	$759,881	$3	$(950,726)	$(190,819)
Stock-based compensation	—	—	6,142	—	—	6,142
Release of restricted stock units	913,774	—	—	—	—	—
Exercise of warrants	289,654	—	463	—	—	463
Cancellation of shares used to settle payroll tax withholding	(416,239)	—	(771)	—	—	(771)
Accretion of Preferred Stock	—	—	(41,267)	—	—	(41,267)
Foreign currency translation adjustment	—	—	—	3	—	3
Change in fair value of debt - credit risk	—	—	—	(4,642)	—	(4,642)
Net loss	—	—	—	—	(342,866)	(342,866)
Balances on September 30, 2024	217,278,404	$23	$724,449	$(4,636)	$(1,293,592)	$(573,756)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances on December 31, 2022	82,653,781	$9	$513,614	$6	$(646,340)	$(132,711)
Stock-based compensation	—	—	10,123	—	—	10,123
Exercise of stock options	250,000	—	335	—	—	335
Release of restricted stock units	1,606,791	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(303,655)	—	(587)	—	—	(587)
Issuance of common stock	72,171,861	7	182,803	—	—	182,810
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(188,298)	(188,298)
Balances on September 30, 2023	156,378,778	$16	$706,288	$3	$(834,638)	$(128,331)

Balances on December 31, 2023	199,133,827	$21	$765,018	$7	$(875,846)	$(110,800)
Stock-based compensation	—	—	10,940	—	—	10,940
Release of restricted stock units	1,941,965	—	—	—	—	—
Exercise of warrants	289,654	—	463	—	—	463
Cancellation of shares used to settle payroll tax withholding	(714,565)	—	(1,122)	—	—	(1,122)
Issuance of common stock	16,627,523	2	14,087	—	—	14,089
Accretion of Preferred Stock	—	—	(64,938)	—	—	(64,938)
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Change in fair value of debt - credit risk	—	—		(4,642)	—	(4,642)
Net loss	—	—	—	—	(417,746)	(417,746)
Balances on September 30, 2024	217,278,404	$23	$724,449	$(4,636)	$(1,293,592)	$(573,756)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(417,746)	$(188,298)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	10,940	10,123
Depreciation and amortization	5,259	7,316
(Gain) loss on debt extinguishment	(68,478)	3,510
Loss from write-down of property, plant and equipment	3,528	7,151
Amortization of right-of-use assets	974	737
Non-cash interest expense	5,117	3,820
Non-cash interest expense - related party	11,181	30,239
Change in fair value of debt - related party	3,276	—
Change in fair value of warrants	71,510	24,957
Change in fair value of derivatives - related parties	260,227	962
Other	4,858	639
Changes in operating assets and liabilities:
Prepaid expenses	7	1,474
Inventory	(8,838)	2,692
Accounts receivable	189	96
Vendor deposits	(449)	(4,044)
Contract assets	(4,729)	(471)
Grant receivable	1,750	(934)
Accounts payable	1,136	(17,770)
Accrued expenses	1,038	12,258
Interest payable - related party	3,097	2,706
Operating lease liabilities	(1,117)	(830)
Contract liabilities	5,414	(565)
Other	604	(3,346)
Net cash used in operating activities	(111,252)	(107,578)

Cash flows from investing activities
Purchases of intangible assets	(8)	—
Purchases of property, plant and equipment	(20,054)	(21,186)
Net cash used in investing activities	(20,062)	(21,186)

Cash flows from financing activities
Principal payments on finance lease obligations	(89)	(93)
Proceeds from exercise of stock options and warrants	463	442
Proceeds from issuance of convertible notes - related party	—	48,050
Payment of debt issuance costs	—	(3,046)
Proceeds from Credit and Securities Purchase Transaction	98,575	—
Payment of debt issuance costs - related party	(12,238)	(1,116)
Payoff of Senior Secured Term Loan	(19,946)	—

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2024	2023
Repayment of equipment financing facility	(2,447)	(2,110)
Proceeds from issuance of common stock	14,089	81,897
Proceeds from issuance of common stock and warrants	—	49,250
Payment of equity issuance costs	—	(2,080)
Repurchase of shares from employees for income tax withholding purposes	(1,122)	(587)
Net cash provided by financing activities	77,285	170,607

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(5)

Net (decrease) increase in cash, cash equivalents and restricted cash	(54,027)	41,838
Cash, cash equivalents and restricted cash, beginning of the period	84,667	31,223
Cash, cash equivalents and restricted cash, end of the period	$30,640	$73,061

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$3,216	$—
Issuance of convertible notes for interest paid in kind	5,783	4,915
Accretion of Preferred Stock	64,938	—
Fixed assets acquired with finance lease	—	125
Right-of-use operating lease assets in exchange for lease liabilities	—	363
Issuance of common stock upon settlement of Yorkville convertible notes	—	51,023
Accrued and unpaid capitalized internal-use software	—	130

Supplemental disclosures
Cash paid for interest	$4,279	$11,269
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
Liquidity and Going Concern
As a growth company in the early commercialization stage of its lifecycle, Eos is subject to inherent risks and uncertainties associated with the development of an enterprise. In this regard, substantially all of the Company’s efforts to date have been devoted to the development and manufacturing of battery energy storage systems and complementary products and services, recruitment of management and technical staff, deployment of capital to expand the Company’s operations to meet customer demand and raising capital to fund the Company’s development. However, as a result of these efforts, the Company has incurred significant losses and negative cash flows from operations since its inception and expects to continue to incur such losses and negative cash flows for the foreseeable future until such time that the Company can reach a scale of profitability to sustain its operations.
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
As disclosed in Note 3, Credit and Securities Purchase Transaction, on June 21, 2024, the Company entered into a financing transaction with CCM Denali Debt Holdings, LP, an affiliate of Cerberus Capital Management LP (herein after referred to as “Cerberus”, “Denali”, “Lender”, “Holder”). As a result of this transaction, Cerberus agreed to provide a $210,500 secured multi-draw facility to be made in four installments (the “Delayed Draw Term Loan”) as well as a $105,000 revolving credit facility (“Revolving Facility”), to be made available beginning June 21, 2026, at Cerberus’ sole discretion and only if the Delayed Draw Term Loan is fully funded.
As of the date the accompanying Unaudited Condensed Consolidated Financial Statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the nine months ended September 30, 2024, the Company incurred a net loss of $417,746, incurred negative cash flows from operations of $111,252 and had an accumulated deficit of $1,293,592 as of September 30, 2024.
•As of September 30, 2024, the Company had $23,015 of unrestricted cash and cash equivalents available to fund the Company’s operations and working capital of $74,080, which includes loan commitment assets of $58,525 classified as current assets on the Unaudited Condensed Consolidated Balance Sheets.

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
•The Company is required to remain in compliance with certain quarterly financial covenants under its Credit Agreement. These financial covenants include, as defined in the Credit Agreement, (a) Minimum Consolidated EBITDA, (b) Minimum Consolidated Revenue, and (c) Minimum Liquidity (collectively, the “financial covenants”). As of September 30, 2024, the Company was in compliance with all financial covenants and non-financial covenants, except for the September 30, 2024 Minimum Consolidated Revenue financial covenant. The Company secured a waiver of non-compliance from Cerberus for the quarter ended September 30, 2024. The Company expects it may be unable to remain in compliance with the Minimum Consolidated Revenue financial covenant beginning December 31, 2024, absent the Company’s ability to secure a waiver or amend the Credit Agreement. In the event the Company is unable to comply with the financial and the non-financial covenants as of December 31, 2024, and the Company is unable to secure another waiver, Cerberus may, at its discretion, enter into a forbearance agreement with the Company and/or exercise any and all of its existing rights and remedies, which may include, among other things, asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.
•Cerberus funded the Company $30,000 (“August Draw”), and the Company received $28,500, net of the 5.0% original issue discount, since the Company met the milestones for the August Draw as disclosed in Note 3, Credit and Securities Purchase Transaction. Subsequently, on November 1, 2024, Cerberus funded the Company $65,000 related to the October 31, 2024 tranche (“October Draw” or “October Tranche”), and the Company received $61,750, which is net of the 5.0% original issue discount from the Delayed Draw Term Loan as disclosed in Note 21, Subsequent Events. In the event the Company does not achieve the remaining funding milestone, and Cerberus chooses not to continue funding, and the Company’s ongoing efforts to raise additional outside capital prove unsuccessful, the Company will be unable to meet its obligations as they become due over the next twelve months beyond the issuance date. In such an event, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors and/or allowing the Company to become insolvent.
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
Series A-1, A-2, B-1, and B-2 Preferred Stock
As discussed in Note 3, Credit and Securities Purchase Transaction, the shares of Series A-1 and A-2 Preferred Stock that were issued in June and August 2024, respectively, and subsequently converted into shares of Series B-1 and B-2 Preferred Stock, respectively, in September 2024 (collectively “Series B Preferred Stock” and together with Series A-1 Preferred Stock and Series A-2 Preferred Stock, “the Preferred Stock”), become redeemable based upon the passage of time and therefore meet the criteria to be classified within temporary equity. Management has elected to recognize changes in the redemption value pursuant to ASC 480-10-S99-3A-15(b). As a result, the Company will remeasure the Preferred Stock to the maximum redemption value at each reporting date but will never be adjusted below its initial carrying value. Adjustments are reflected in Additional paid in capital on the Company’s Unaudited Condensed Consolidated Balance Sheets.
Production Tax Credits under Internal Revenue Code 45X (“PTC”)

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
2. Summary of Significant Accounting Policies (cont.)
Since the PTC is a refundable credit (i.e., a credit with a direct-pay option available), the PTC is outside the scope of ASC 740. Therefore, the Company accounts for the PTC under a government grant model. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money is recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant. The PTC is a non-monetary asset since the Company’s intention is to sell the tax credit to a third-party and is recorded at the value that is expected to be received from the sale in Grant Receivable, net on the Company’s Unaudited Condensed Consolidated Balance Sheets and is subsequently recognized in Cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income when the inventory is sold. In the event the PTC is sold, upon the receipt of the cash payments, the Company will record offsets to Grant Receivable, net. Differences in the recorded value of the PTC and the sale price will be recognized as an adjustment to Cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Fair Value Option
The Company has elected the option under ASC 825-10, Financial Instruments ("ASC 825"), to measure the Delayed Draw Term Loan, including the draw on August 29, 2024 (see Note 3, Credit and Securities Purchase Transaction) at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. When the fair value option is elected for an instrument, unrealized gains and losses for such instrument is reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. These amounts are included in Other expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The gains or losses attributable to changes in instrument-specific risk are included in Change in fair value of debt – credit risk in Accumulated other comprehensive income.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires an entity, even one with only one reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires an entity to disclose the title and position of the chief operating decision maker. ASU 2023-07 does not change how an entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Entities should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2023-07 and does not expect it to have a material impact on the Company’s financial position, results of operations and cash flows.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Credit and Securities Purchase Transaction
Credit and Guaranty Agreement (“Credit Agreement”)
Delayed Draw Term Loan
As previously disclosed in the June 30, 2024 Form 10-Q filed with the SEC, on June 21, 2024, the Company entered into a credit and guaranty agreement (the “Credit Agreement”) with CCM Denali Debt Holdings, LP, an affiliate of Cerberus Capital Management LP (herein after referred to as “Cerberus”, “Denali”, “Lender”, “Holder”). As a result of this transaction, Cerberus agreed to provide a $210,500 secured multi-draw facility to be made in four installments (“tranches”, and collectively, the (“Delayed Draw Term Loan” or “DDTL”) as well as a $105,000 revolving credit facility (“Revolving Facility”), to be made available at the Lenders’ sole discretion and only if the Delayed Draw Term Loan is fully funded. On June 21, 2024 the initial $75,000 installment was funded (the “Initial Draw”). On August 29, 2024, the full amount of the August tranche of $30,000 was funded. Subsequently the October 31, 2024 tranche for the full $65,000 was funded (see FN 21 - Subsequent Events) for further discussion. The remaining tranche in the amount of $40,500 is scheduled for funding on January 31, 2025, if the performance milestones are met per the terms and conditions set forth in the Credit Agreement.
Securities Purchase Agreement
On June 21, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with CCM Denali Equity Holdings, LP (the “Purchaser”).
SPA Warrant
Under the SPA, the Company issued a warrant to purchase 43,276,194 shares of Common Stock representing a collective ownership of 19.9% (the “SPA Warrant”). The SPA Warrant has a ten-year term and an exercise price of $0.01 per share. The SPA Warrant includes anti-dilutive rights, subject to certain excluded issuances, in the event any shares of Common Stock, options, warrants, convertible securities or other equity or equity equivalent securities payable in Common Stock are issued at a price per share of less than the fair market value (as defined in the Warrant) of a share of Common Stock on the issuance date of the Warrant, subject to adjustment. Until or unless the Company receives stockholder approval, the Company may not issue additional shares of Common Stock exceeding 19.99% of shares of Common Stock issued and outstanding as of the date of the Initial Draw (such percentage, as may be adjusted in accordance with the terms of the Warrant, the “Warrant Conversion Cap”) upon exercise of the Warrant, and is required to issue, at the option of the Lender, Series A Preferred Stock or additional warrants on Common Stock upon a draw under the Delayed Draw Credit Facility. Following shareholder approval, the Warrant Conversion Cap increases to 49.9% of the number of shares of Common Stock issued and outstanding as of the applicable measurement date; provided that, following shareholder approval, the holder of the Warrant has the option to amend the Warrant Conversion Cap to any percentage less than 49.9%. Shareholder approval was obtained on September 10, 2024.
The SPA Warrant is exercisable at the holder’s discretion for cash or on a cashless basis. The SPA Warrant is subject to automatic cashless exercise on the expiration date if the fair market value of one share is greater than the exercise price then in effect. Upon an acceleration under the Credit Agreement, the Company may be required to purchase the SPA Warrant from the holder at an amount equal to the closing sale price less the SPA Warrant price at the request of the holder. The SPA Warrant meets the criteria for liability classification under ASC 480 and is recognized at fair value with changes in fair value included in Change in fair value of derivatives - related parties in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Credit Agreement and Securities Purchase Transaction (cont.)
Contingent Warrants
Upon the achievement of performance milestones on dates specified in the Credit Agreement, the Company will receive additional funds and will issue at the option of the Lender, Preferred Stock (Series A-1 or A-2 Preferred Stock, if prior to shareholder approval or Series B Preferred stock if after shareholder approval) or warrants on common stock (collectively “Contingent Warrants”) under the SPA in an amount equal to the applicable percentage, up to an aggregate of 33.0% ownership limitation on a fully diluted basis at such time the Delayed Draw Term Loan is fully drawn. The Contingent Warrants meet the criteria for liability classification under ASC 480. As such, the Contingent Warrants are included in Warrants liability - related party on the Unaudited Condensed Consolidated Balance Sheets at fair value as of September 30, 2024. The change in fair value of the Contingent warrants is included in Change in fair value of derivatives - related parties on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 14, Warrants Liability, for further discussion of the SPA Warrant and Contingent Warrants.
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
The 59 shares of Series A-1 Preferred Stock issued to Cerberus converted into shares of Series B-1 Preferred Stock once stockholder approval was obtained on September 10, 2024. See Series B Preferred Stock discussion below.
Series A-2 Preferred Stock
On August 29, 2024, the Company filed with the Secretary of State of the State of Delaware the Series A-2 Certificate of Designation (the “Series A-2 Certificate of Designation”).
Under the terms of the Series A-2 Certificate of Designation, each share of Series A-2 Preferred Stock has an original issue price of $9,555,515.30 (the “A-2 Original Issue Price”) and a liquidation value, payable pari passu with the Common Stock, as if such share was convertible into 4,115,209 shares, or an aggregate of 28,806,463 shares of Common Stock, subject to adjustment. The Series A-2 Preferred Stock is non-voting and non-convertible into Common Stock. Holders of the Series A-2 Preferred Stock are entitled to receive dividends or distributions on each share of Series A-2 Preferred Stock equal to dividends or distributions actually paid on each share of Common Stock, multiplied by the number of shares of Common Stock represented by the Series A-2 Preferred Stock Liquidation Value (as defined in the Series A-2 Certificate of Designation). The Series A-2 Preferred Stock terms are substantially identical to the Series A-1 Preferred Stock.
On August 29, 2024, in connection with the August Draw, and pursuant to the terms and conditions of the Credit Agreement between the Company and Cerberus, the applicable percentage increased by 4.9%, and as a result the Company issued to Cerberus 7 shares of Series A-2 Preferred Stock.
The 7 shares of Series A-2 Preferred issued to Cerberus converted into shares of Series B-2 Preferred Stock once stockholder approval was obtained in September 2024. See Series B Preferred Stock discussion below.
Series B Preferred Stock
On September 11, 2024, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series B-1 Non-Voting Convertible Preferred Stock (“Series B-1”) and the Certificate of Designation of Series B-2 Non-Voting Convertible Preferred Stock (“Series B-2”).

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Credit Agreement and Securities Purchase Transaction (cont.)
Under the terms of the Series B-1 Certificate of Designation, each share of Series B-1 Preferred Stock, par value $0.0001 per share (the “Series B-1 Preferred Stock”), has an original issue price of $841,999.99 (the “B-1 Original Issue Price”).
The table below summarizes the Company’s outstanding Preferred Stock as of September 30, 2024.

Preferred Stock	Issuance Date	Shares Issued	Original Issue Price	Shares Outstanding	Common Stock Equivalent
Series B-1 Preferred Stock	9/12/2024	31.940063	$841,999.99	31.940063	31,940,063
Series B-2 Preferred Stock	9/12/2024	28.806463	$2,322,000	28.806463	28,806,463
Conversion rights: Under the terms of the Series B-2 Certificate of Designation, each share of Series B-2 Preferred Stock, par value $0.0001 per share (the “Series B-2 Preferred Stock,” and, collectively with the Series B-1 Preferred Stock, the “Series B Preferred Stock”) has an original issue price of $2,322,000 (the “B-2 Original Issue Price”). The Series B Preferred Stock is convertible into Common Stock at a conversion ratio of 1.0 million shares of Common Stock per share of Series B Preferred Stock (“Conversion Ratio”). The Conversion Ratio is subject to down-round protection that is triggered if the Company issues equity for a price per share that is less than the conversion ratio.
Dividends: Holders of the Series B Preferred Stock are entitled to receive dividends or distributions on each share of Series B Preferred Stock equal to dividends or distributions actually paid on each share of Common Stock on an as-converted basis.
Appointment of Directors: At all times when the holders of the Preferred Stock beneficially own at least 10%, 15% 30%, or 40% of the capital stock of the Company, Preferred Stock shareholders, exclusively and voting together as a separate class, will have the right to appoint a maximum of 1, 2, 3, or 4 Directors to the Board of Directors of the Company (the “Board”), respectively. The Preferred Stock Shareholders will have the right to appoint a 4th Director to the Board only if such appointment does not result in a change of control under any Company governing documents or violate any applicable laws, including requirements of the SEC and Nasdaq.
Preemptive rights: The Series B Certificates of Designation contain customary preemptive rights that permit the Holders of Series B Preferred Stock to participate in certain future equity offerings by the Company.
Rights to distributions upon liquidation of the Company: In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of the Series B Preferred Stock are entitled to receive distribution of any of the assets or surplus funds of the Company pro rata with the holders of the Common Stock and any other holders of the preferred stock of the Company issued pursuant to the SPA and the Credit Agreement (the “Investor Preferred Stock”), including the Series B Preferred Stock, in an amount equal to such amount per share as would have been payable had all shares of Series B Preferred Stock been converted to Common Stock.

Protective provisions: The Company is prohibited from taking certain actions that could adversely affect the rights of the Preferred Stock without the affirmative vote of a majority of the outstanding shares of Preferred Stock until the later of (i) such time when the holders of Investor Preferred Stock shall no longer beneficially own at least 5% of the outstanding capital stock of the Corporation (ii) June 21, 2029.

Redemption Rights: At any time after June 21, 2029, in the case of the Series B-1 Preferred Stock, or August 29, 2029, in the case of the Series B-2 Preferred Stock, the outstanding shares of Series B Preferred Stock held by any holder become redeemable for cash at the redemption price. The redemption price will be an amount per share equal to the greater of (i) the B-1 Original Issue Price or B-2 Original Issue Price, as applicable, plus all accrued and unpaid dividends thereon, up to and including the date of redemption and (ii) the number of shares of Common Stock issuable upon conversion of the applicable Series B Preferred Stock multiplied by the average of the closing sale price of the Common Stock for the five (5) business days immediately prior to the date of redemption plus all accrued and unpaid dividends thereon, up to and including the date of redemption.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Credit Agreement and Securities Purchase Transaction (cont.)
As of September 30, 2024, both the Series B-1 and B-2 Preferred Stock are classified as mezzanine equity on the Unaudited Condensed Consolidated Balance Sheets at its redemption value because it is probable of becoming redeemable. The Company recorded accretion of the Series B-1 and B-2 Preferred Stock, which reduces additional paid-in capital, on the Unaudited Condensed Statements of Shareholders' Deficit.
Atlas Payoff Letter and Insurer Letter Agreement
On June 21, 2024 (the “Atlas Facility Termination Date”), the Company entered into a payoff letter agreement (the “Atlas Payoff Letter”), by and among the Company, ACP Post Oak Credit I LLC (“Atlas”) and the Atlas Lenders (as defined below) relating to the Company’s Senior Secured Term Loan (see Note 13, Borrowings), dated as of July 29, 2022 (the “Atlas Credit Agreement”), by and among the Company and Atlas, as lender, administrative agent and collateral agent, and the lenders from time to time party thereto (collectively with Atlas, the “Atlas Lenders”). Pursuant to the Atlas Payoff Letter, as of the Atlas Facility Termination Date, all outstanding obligations under the Atlas Credit Agreement and the related facility documents were deemed paid and satisfied in full and all security interests and other liens granted to or held by the Atlas Lenders were terminated and released. Under the Atlas Payoff Letter, the Company agreed to pay to the Atlas Lenders on the Atlas Facility Termination Date (a) approximately $11,900 (which was released from the interest escrow account maintained pursuant to the Atlas Credit Agreement, and (b) $8,000. Atlas also agreed, in lieu of amounts due from the Company, to receive a $1,000 participation in the Credit Agreement, as negotiated between Atlas and the Lender. The Company has no obligation under the participation agreement between Atlas and the Lender. The payoff of the Senior Secured Term Loan resulted in a restructuring gain. These amounts are included in Gain (loss) on debt extinguishment on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 13, Borrowings, for further discussion.
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
4. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning and extended warranty services. Product revenues, which are generally recognized at a point in time, and service revenues, which are generally recognized over time, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue	$368	$662	$7,465	$9,586
Service revenue	486	22	888	182
Total revenues	$854	$684	$8,353	$9,768
For the three months ended September 30, 2024, the Company had two customers that accounted for 65.6% and 21.8% of total revenue; for the nine months ended September 30, 2024, we had two customers that accounted for 80.3% and 10.1% of total revenue as the Company focused on the transition to the new manufacturing line.
For the three months ended September 30, 2023, the Company had two customers that accounted for 51.4% and 35.5% of total revenue, respectively; for the nine months ended September 30, 2023, we had one customer that accounted for 91.0% of total revenue.

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

	September 30, 2024	December 31, 2023
Contract assets	$13,051	$8,322
Contract liabilities	$12,024	$6,610
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
Contract assets increased by $4,729 during the nine months ended September 30, 2024, due to recognition of revenues for which invoicing has not yet occurred.
The following table provides information about changes in Contract liabilities during the nine months ended September 30, 2024:

2024
Contract liabilities, beginning of the period	$6,610
Revenue recognized	(8,128)
Advance payments received from customers	7,457
Unbilled accounts receivable	6,085
Contract liabilities, end of the period	$12,024
Contract liabilities of $8,721 as of September 30, 2024, are expected to be recognized within the next twelve months and long-term contract liabilities of $3,303 are expected to be recognized as revenue in greater than twelve months. Contract assets of $11,911 as of September 30, 2024, are expected to be recognized within the next twelve months and long-term contract assets of $1,140 are expected to be recognized as accounts receivable in greater than twelve months.
Remaining Performance Obligations
Remaining performance obligations (“RPO”) represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. The Company expects to recognize revenue related to the RPOs as the performance obligations are satisfied in accordance with the Company’s revenue recognition policy, which can be found in Note 2, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, the Company's remaining performance obligations were approximately $30,149. The Company expects to recognize revenue of approximately 75% of the remaining performance obligations over the next twelve months, with the remainder recognized thereafter.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
5. Cash, Cash Equivalents and Restricted Cash
Restricted cash - current consists of escrow deposits related to U.S. Custom Bonds insurance and escrow deposits related to our credit card program agreements.
Long-term restricted cash as of September 30, 2024, relates to, as defined in the Credit Agreement, the Minimum Liquidity covenant, Prior to the first tranche funding, the Company shall not permit cash and cash equivalents at any time be less than $2,500. Once the first tranche is funded, the requirement increases to $5,000 and once the Delayed Draw Term Loan is disbursed in full, or the first date any indebtedness is incurred through the DOE LPO, or the Company achieves positive Minimum Consolidated EBITDA, the requirement increases to $15,000.
Long-term restricted cash as of September 30, 2023, relates to interest that was required to be held in escrow per the Senior Secured Term Loan Agreement in an amount equal to the next four quarterly interest payments owed as of the balance sheet date. In connection with the June 2024 SPA and the Credit Agreement, the Company reached an agreement to payoff and terminate the Senior Secured Term Loan. Accordingly, the restricted cash held in the related escrow account was released (see Note 13, Borrowings and Note 3, Credit Agreement and Securities Purchase Transaction for further discussion).
The following table reconciles reported amounts from the Unaudited Condensed Consolidated Balance Sheets to Cash, Cash Equivalents and Restricted Cash reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$23,015	$57,970
Restricted cash - current	2,625	3,439
Long-term restricted cash	5,000	11,652
Total cash, cash equivalents and restricted cash	$30,640	$73,061
6. Inventory
The following table provides information about Inventory balances:

	September 30, 2024	December 31, 2023
Raw materials	$20,738	$15,487
Work-in-process	4,645	1,105
Finished goods	525	478
Total inventory, net	$25,908	$17,070

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
7. Property, Plant and Equipment, Net
The following table provides information about Property, plant and equipment, net balances:

	Estimated Useful lives	September 30, 2024	December 31, 2023
Equipment	5 to 10 years	$51,831	$20,559
Finance lease	5 years	504	504
Furniture	5 to 10 years	2,283	2,103
Leasehold improvements	Lesser of useful life/ remaining lease	9,047	7,718
Tooling	2 to 3 years	9,483	7,045
Construction in progress (“CIP”)		82	17,958
Total		73,230	55,887
Less: Accumulated depreciation		(21,684)	(18,032)
Total property, plant and equipment, net		$51,546	$37,855
Depreciation expense related to property, plant and equipment was $2,669 and $2,144 for the three months ended September 30, 2024, and 2023 and $5,193 and $7,255 for the nine months ended September 30, 2024 and 2023, respectively.
The Company recorded a loss from write-down of property, plant and equipment of $3,192 and $955 for the three months ended September 30, 2024, and 2023, and $3,528 and $7,151 for the nine months ended September 30, 2024, and 2023, respectively. The 2023 write-downs were mainly due to replacement of equipment, outsourcing of certain production processes and the shift in production from the Gen 2.3 battery system to the Z3™ battery system. The 2024 write-downs were primarily related to design changes from the Z3™-Phase 1 to Z3™-Phase 2 production in which the Phase 1 production assets could not be utilized or repurposed for Phase 2 production.
On June 28, 2024, the Company successfully began commercial operations on the first manufacturing line. Accordingly, the assets classified as construction in progress were reclassified to equipment, leasehold improvements, furniture and tooling as of June 28, 2024. Included in construction in progress prior to the reclassification were capitalized interest costs of $1,841 for the nine months ended September 30, 2024. There were no capitalized interest costs recognized for the three and nine months ended September 30, 2023 and for the three months ended September 30, 2024.
8. Intangible Assets
Intangible assets include patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. The Company recorded amortization expense of $10 for the three months ended September 30, 2024, and 2023 and $30 for the nine months ended September 30, 2024 and 2023, related to patents.
The Company capitalized $146 of costs for internal-use software, including $8 of costs capitalized during the nine months ended September 30, 2024. The software has a useful life and is amortized into the results of operations over 3 years. The Company recorded amortization expense of $12 and $11 for the three months ended September 30, 2024, and 2023 and $36 and $31 for the nine months ended September 30, 2024, and 2023, respectively, related to software.

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
The Company had notes receivable, net, of $847 and $863 outstanding as of September 30, 2024 and December 31, 2023, respectively. These amounts are included in Other assets, net and Other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the allowance for expected credit loss related to the notes receivable amounted to $37 and $2, respectively.
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
10. Accrued Expenses
Accrued expenses were as follows:

	September 30, 2024	December 31, 2023
Accrued payroll	$7,524	$4,553
Warranty reserve (2)	4,695	6,197
Accrued legal and professional expenses	11,468	10,710
Provision for contract losses	3,692	3,351
Insurance premium payable	—	2,605
Other (1)	10,386	4,916
Total accrued expenses	$37,765	$32,332
(1) Included in Other accrued expenses in the table above as of September 30, 2024, is $7,000 payable in accordance with the Insurer Letter Agreement.
See Note 3, Credit and Securities Purchase Transaction for further discussion.
(2) Refer to the table below for the warranty reserve activity for the three and nine months ended September 30, 2024.

The following table summarizes warranty reserve activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warranty reserve - beginning of period	$5,054	$4,421	$6,197	3,836
Additions for current period deliveries	61	58	326	455
Changes in the warranty reserve estimate	—	416	(1,150)	1,124
Warranty costs incurred	(420)	—	(678)	(520)
Warranty reserve - end of period	$4,695	$4,895	$4,695	$4,895

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Government Grants
Inflation Reduction Act of 2022 (“IRA”)
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. Starting in 2023, there are PTC, which can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032.
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
In October 2024, the Department of the Treasury and the Internal Revenue Service (IRS) issued final regulations (Final Regulations) to provide guidance on the PTC established by the Inflation Reduction Act of 2022. The Company is currently assessing the potential implications of these regulations on the financial statements.
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
The Company recognized PTC credits of $170 and $109 for the three months ended September 30, 2024, and 2023 and $1,837 and $953 for the nine months ended September 30, 2024 and 2023, respectively, as a reduction of cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of September 30, 2024, and December 31, 2023, grant receivable related to the PTC in the amount of $1,506 and $3,256, respectively, is recorded in the Unaudited Condensed Consolidated Balance Sheets.

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
AFG Convertible Notes
In January 2023, the Company issued and sold $13,750 of 26.5% Convertible Senior PIK Notes due in 2026 (“AFG Convertible Notes”) to Great American Insurance Company, Ardsley Partners Renewable Energy, LP, CCI SPV III, LP, Denman Street LLC, John B. Bending Irrevocable Children’s Trust, John B. Berding and AE Convert, LLC, a Delaware limited liability company managed by Russell Stidolph, a director of the Company (together, the “AFG Convertible Notes Purchasers”). In connection with the issuance and sale of the AFG Convertible Notes, the Company entered into an investment agreement (the “Investment Agreement”) with the AFG Convertible Notes Purchasers. Refer to Note 13, Borrowings, for additional information.
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
Credit and Securities Purchase Transaction
Pursuant to the terms and conditions of Credit and Securities Purchase Transaction, Cerberus and CCM Denali Equity Holdings, LP, are considered related parties as result of the transactions. Refer to Note 3, Credit and Securities Purchase Transaction for detailed discussion.
13. Borrowings

The Company’s debt obligations consist of the following:

		September 30, 2024		December 31, 2023
	Maturity Date	Principal Outstanding	Carrying Value*	Principal Outstanding	Carrying Value*
2021 Convertible Note Payable	June 2026	$119,289	$103,469	$115,815	$94,386
Delayed Draw Term Loan	June 2029	108,626	46,099	—	—
AFG Convertible Notes	June 2026	19,738	34,598	17,429	18,139
Notes payable - related party		247,653	184,167	133,244	112,525
Senior Secured Term Loan	March 2026	—	—	100,000	85,624
Equipment financing facility	April 2026	3,266	3,262	5,718	5,710
Total borrowings		250,919	187,429	238,962	203,859
Current portion		2,536	2,536	3,332	3,332
Total borrowings, non-current		$248,383	$184,893	$235,630	$200,527
*Carrying value includes unamortized deferred financing costs, unamortized discounts and fair value of embedded derivative liabilities, except for the Delayed Draw Term Loan, which is carried at fair value.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Delayed Draw Term Loan (“DDTL”)
As discussed in Note 3, Credit and Securities Purchase Transaction, the Company borrowed an Initial Draw of $75,000, and received $$71,250, net of the 5.0% original issue discount from Delayed Draw Term Loan facility on June 21, 2024. On August 29, 2024, the Company met the first tranche milestones and submitted a borrowing request under the Credit Agreement for the scheduled $30,000, and received $28,500, net of the 5.0% original issue discount. The remaining two tranches may be drawn in the amounts of $65,000 and $40,500 on October 31, 2024, and January 31, 2025, respectively, upon the Company’s achievement of certain applicable funding milestones. See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.
Borrowings under the Credit Agreement bear interest at an annual rate equal to 15.0% per annum, subject to the following increases: (i) an additional 5.0% per annum upon the occurrence of an event of default under the Credit Agreement; and (ii) an additional 1.0% - 5.0% per annum for failure to obtain stockholder approval within 90 to 240 days following the signing of the Credit Agreement. The Company’s may elect to add accrued and unpaid interest on the loans to the principal amount of the loans (capitalized interest). Each tranche under the Delayed Draw Term Loan is subject to a 5.0% original issue discount payable at the time of each draw. Borrowings under the Credit Agreement are subject to certain fees, including (i) an exit fee equal to 5.0% of the aggregate principal amount of Loans, or Revolving Loans being paid, repaid, prepaid, refinanced or replaced in a prepayment event, (ii) a make-whole payment for certain prepayments prior to June 21, 2027 and (iii) a prepayment premium for any prepayments prior to the scheduled maturity date. The Credit and Guaranty Agreement includes a Minimum Liquidity requirement under which the Company shall not permit liquidity at any time be less than $2,500, prior to the first tranche funding. Following the first tranche being funded, the Minimum Liquidity requirement increased to $5,000 and once the Delayed Draw Term Loan is disbursed in full, or the first date any indebtedness is incurred through the DOE LPO, or the Company achieves positive Minimum Consolidated EBITDA, the Minimum Liquidity requirement increases to $15,000.
The DDTL is scheduled to mature on the earlier of (i) the date that is five years after the signing of the Credit Agreement and (ii) 91 days prior to the maturity of certain of the Company’s outstanding convertible notes.
Milestones
In the event the Company fails to achieve any milestones on any predetermined tranche date or the one additional milestone measurement date, the Company will not receive the specific tranche unless waived by the Lenders, and will be subject to a penalty represented by an up to 4.0% increase in the applicable percentage in the form of additional warrants or preferred shares at each missed milestone measurement date, which could result in the issuance of additional shares of Preferred Stock or Warrants up to an applicable percentage increase of up to 16.0% for all missed milestones, or up to a 45.0% overall applicable percentage taking into account the 33.0% applicable percentage. If the Company fails to achieve an interim milestone, but then subsequently achieves the final milestone for that particular category, the incremental penalty equity related to that milestone category is returned to the Company.
Covenants
The Credit Agreement also contains certain financial covenants, including (each as defined in the Credit Agreement)
•Minimum Consolidated EBITDA
•Minimum Consolidated Revenue
•Minimum Liquidity

As of and for the three months ended September 30, 2024, the Company was in compliance with the Minimum Consolidated EBITDA and the Minimum Liquidity financial covenant, and secured a waiver from Cerberus for non-compliance with the Minimum Consolidated Revenue financial covenant.

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
The Company elected the fair value option to account for the Delayed Draw Term Note for operational ease. The financial liability was initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. The Company also elected the fair value option for the August Draw. The Initial Draw fair value, as well as the August Draw fair value (collectively the DDTL), was $25,653, and $12,528, respectively, at issuance. As of September 30, 2024, the fair value for the DDTL was $46,099. A loss of $3,036 and $3,276 was recognized for the three and nine months ended September 30, 2024, respectively. This is included in Change in fair value of debt - related party on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company also recorded a loss attributable to changes in instrument-specific risk of $4,642 for the three and nine months ended September 30, 2024. This is included in Change in fair value of debt - credit risk in Accumulated other comprehensive income.
The Company did not separately report interest expense attributable to the DDTL because such interest was included in the determination of the fair value of the Note. See Note 15, Fair Value Measurement for the assumptions used to determine the fair value the Delayed Draw Term Loan at issuance and at September 30, 2024.
2021 Convertible Note Payable – Related Party
On July 6, 2021, the Company entered into an investment agreement with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc. The investment agreement provides for the issuance and sale to Koch Industries of the 2021 Convertible Note in the aggregate principal amount of $100,000.
The 2021 Convertible Note contains an embedded derivative feature, which is presented on the Unaudited Condensed Consolidated Balance Sheets as a component of Notes payable - related party. See Note 15, Fair Value Measurement for the assumptions used to determine the fair value of the embedded derivative as of September 30, 2024 and December 31, 2023.
Interest expense recognized on the 2021 Convertible Note is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$1,789	$1,686	$5,264	$4,960
Amortization of debt discount	1,713	1,365	4,832	3,822
Amortization of debt issuance costs	165	132	467	371
Total	$3,667	$3,183	$10,563	$9,153

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
The balances for the 2021 Convertible Note are as follows:

	September 30, 2024	December 31, 2023
Principal	$119,289	$115,815
Unamortized debt discount	(14,780)	(19,612)
Unamortized debt issuance costs	(1,428)	(1,895)
Embedded conversion feature	388	78
Aggregate carrying value	$103,469	$94,386
The Company is obligated to repay all contractual interest attributable to the 2021 Convertible Note in-kind on a semi-annual basis, in accordance with the terms under the Delayed Draw Term Loan. Therefore, as of September 30, 2024 and December 31, 2023, interest payable attributable for the 2021 Convertible Note was $1,789 and nil, respectively. For the nine months ended September 30, 2024 and September 30, 2023, interest that was paid in kind, capitalized and added to the principal amount of the 2021 Convertible Note was $3,474 and $3,275, respectively.
AFG Convertible Notes - Related Party
On January 18, 2023, the Company entered into the Investment Agreement with the AFG Convertible Notes Purchasers relating to the issuance and sale to the AFG Convertible Notes Purchasers of $13,750 in aggregate principal amount of the Company’s AFG Convertible Notes. The AFG Convertible Notes bear interest at a rate of 26.5% per annum, which is entirely paid-in-kind (“PIK Interest”) semi-annually in arrears on June 30 and December 30. It is expected that the Notes will mature on June 30, 2026, subject to earlier conversion, redemption or repurchase. The AFG Convertible Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share, based on an initial conversion price of approximately $1.67 per share subject to customary anti-dilution and other adjustments. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof.
The Conversion Option includes an exercise contingency, which requires the Company to obtain stockholder approval for conversions subject to the Exchange Cap. If stockholder approval of the issuance of additional shares of Common Stock is not obtained, following commercially reasonable efforts, the Company will be required to settle the conversion in excess of the Exchange Cap in cash. Since settlement in cash may be required in absence of stockholder approval, the embedded conversion feature fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded conversion feature is required to be bifurcated from the AFG Convertible Notes and accounted for at fair value at each reporting date, with changes in fair value recognized on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The embedded derivative is presented on the Unaudited Condensed Consolidated Balance Sheets as a component of Notes payable - related party. The fair value of the embedded derivative was $17,621 and $4,345 as of September 30, 2024 and December 31, 2023, respectively.
The fair value of the AFG Convertible Notes at issuance was $16,623, which was greater than the proceeds received. The Company recorded the difference of $2,873 as interest expense for the nine months ended September 30, 2023 on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Interest expense recognized on the AFG Convertible Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$1,308	$1,020	$3,617	$2,659
Amortization of debt discount	246	192	682	550
Amortization of issuance costs	70	54	192	155
Total	$1,624	$1,266	$4,491	$3,364
The balances for the AFG Convertible Notes are as follows:

	September 30, 2024	December 31, 2023
Principal	$19,738	$17,429
Unamortized debt discount	(2,153)	(2,835)
Unamortized debt issuance costs	(608)	(800)
Embedded conversion feature	17,621	4,345
Aggregate carrying value	$34,598	$18,139
The Company is obligated to repay all contractual interest attributable to the AFG Convertible Notes in-kind on a semi-annual basis, in accordance with the terms of the Investment Agreement. Therefore, as of September 30, 2024 and December 31, 2023, interest payable attributable to the AFG Convertible Notes was $1,308 and nil, respectively. For the nine months ended September 30, 2024 and September 30, 2023, interest that was paid in kind, capitalized and added to the principal amount of the AFG Convertible Note was $2,309 and $1,640, respectively.
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
The Company accounted for the termination of the Senior Secured Term Loan in accordance with ASC 470-60, Troubled Debt Restructurings. As a result, the Company recognized a restructuring gain of $68,478 in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2024.
See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.
The following table summarizes interest expense recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$—	$3,540	$6,858	$10,366
Amortization of debt discount	—	105	224	297
Amortization of debt issuance costs	—	929	1,980	2,624
Total	$—	$4,574	$9,062	$13,287
The Senior Secured Term Loan balances are as follows:

December 31, 2023
Principal	$100,000
Unamortized debt discount	(1,459)
Unamortized debt issuance costs	(12,917)
Aggregate carrying value	$85,624
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
As of September 30, 2024 and December 31, 2023, total equipment financing carrying value was $3,262 and $5,710, respectively of which $2,536 and $3,332 are recorded as a current liability on the Unaudited Condensed Consolidated Balance Sheets, respectively. Interest expense attributable to the equipment financing agreement was $148 and $535 for the three and nine months ended September 30, 2024, respectively. Interest expense attributable to the equipment financing agreement was $265 and $874 for the three and nine months ended September 30, 2023, respectively.
Yorkville Convertible Promissory Notes - Related Party
In December 2022, February 2023, March of 2023, and April 2023, the Company issued convertible promissory notes with an aggregate principal amount of $37,000 in a private placement to Yorkville under the second and third supplemental agreements to the SEPA. The fair values of the convertible promissory notes at issuance were greater than the proceeds received. Accordingly, the Company recorded the excess of fair value of these promissory notes over the proceeds as Interest expense - related party in the amount of $17,572, for the nine months ended September 30, 2023, which is reflected in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
During the first half of 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 22,947,029 shares of common stock to Yorkville to offset all outstanding amounts owed to Yorkville under the outstanding convertible promissory notes. The Company recognized a loss on debt extinguishment from the issuance of common stock from the outstanding convertible promissory notes of $3,510 for the nine months ended September 30, 2023, which is reflected in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
The conversion feature for each of the convertible promissory notes did not qualify for the scope exception to derivative accounting, therefore the conversion option was bifurcated from each convertible promissory note. The bifurcated derivatives were recorded at their initial fair value on the date of issuance and subject to remeasurement at the debt extinguishment date, with changes in fair value recognized as a realized gain or loss in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Net gain of $6,922 was recognized for the nine months ended September 30, 2023.
As of December 31, 2023, there were no outstanding Yorkville convertible promissory notes.
14. Warrants Liability
The amount of warrants outstanding and fair value for all warrants as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024		December 31, 2023
	Number of Warrants Outstanding	Fair Value	Number of Warrants Outstanding	Fair Value
Warrants liability
IPO warrants	274,400	$54	274,400	$55
April 2023 warrants	16,000,000	24,178	16,000,000	6,276
May 2023 warrants	3,601,980	5,917	3,601,980	1,544
December 2023 warrants	34,193,105	68,821	34,482,759	19,586
Total	54,069,485	$98,970	54,359,139	$27,461
Warrants liability - related party
SPA Warrant	1	115,244	—	—
Contingent warrants(a)	—	151,805	—	—
Total	1	$267,049	—	$—
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
In December 2023, the Company issued in a combined public offering 34,482,759 shares of common stock and 34,482,759 accompanying common warrants to purchase shares of common stock (the "December 2023 warrants"). For the three and nine months ended September 30, 2024, 289,654 of the December 2023 warrants were exercised.
The IPO, April, May, and December 2023 Warrants are classified as Warrant liability on the Unaudited Condensed Consolidated Balance Sheets. The change in fair value of the IPO, April, May, and December 2023 Warrants is presented as Change in fair value of warrants on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 15, Fair Value Measurements for further information.
Warrants liability- related party
SPA Warrant
As discussed in Note 3, Credit Agreement and Securities Purchase Transaction, the Company issued to the Purchaser, one warrant to purchase 43,276,194 shares of Common Stock. The warrant has a ten-year term, a $0.01 per share exercise price, and is exercisable at the Purchaser’s discretion for cash or on a cashless basis. Upon an acceleration under the Credit Agreement, the Company could be required to purchase the warrant from the holder at an amount equal to the most recently quoted price. Following stockholder approval on September 10, 2024, the Warrant Conversion Cap increased to 49.9%. See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.
Contingent Warrants
Following the Initial Draw, on three separate predetermined draw dates upon the achievement of the corresponding performance milestone for each such draw date, the Company will receive additional funds under the Credit Agreement and will issue securities under the SPA in an amount equal to the applicable percentage, up to an aggregate of 33.0% ownership limitation on a fully-diluted basis at such time the Delayed Draw Term Loan is fully drawn. Although these contingent warrants are not issued or exercisable until additional draws occur, they meet the definition of a derivative and are recognized at fair value with changes in fair value reported in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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

	September 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
SPA Warrant (a)	$—	$—	$115,244	$—	$—	$—
Contingent warrants (a)	$—	$—	$151,805	$—	$—	$—
IPO, April, May and December 2023 Warrants (b)	$—	$54	$98,917	$—	$55	$27,406
Delayed Draw Term Loan	$—	$—	$46,099	$—	$—	$—
Embedded derivatives	$—	$—	$18,009	$—	$—	$4,423
Total liabilities	—	$54	$430,074	$—	$55	$31,829
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)
Accounting for instruments resulting from the Credit and Securities Purchase Transaction
The Loan commitment assets were measured at fair value as of June 21, 2024 (see Note 3, Credit and Securities Purchase Transaction). The fair value was $76,091 at issuance calculated using the discounted cash flow model. They will not be subsequently remeasured at fair value.
The following table summarizes instruments that were initially and subsequently measured at fair value. (see Note 3, Credit and Securities Purchase Transaction):

Instrument	Initial measurement date
Initial Draw of the Delayed Draw Term Loan	6/21/2024
SPA Warrant	6/21/2024
Contingent Warrants	6/21/2024
August Draw of the Delayed Draw Term Loan	8/29/2024
The fair value of each draw of the Delayed Draw Term Loan was estimated using a discounted cash flow (“DCF”) method, based on the contractual cash flows discounted at a debt yield and considering the probability of achieving certain milestones.
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
The fair values for all the above instruments are designated as level 3 measurements as they rely on significant unobservable inputs. The significant unobservable inputs for each of these instruments are disclosed in the tables below. All other inputs used are observable.

Quantitative information about all significant unobservable inputs used in the fair value measurement for non-recurring level 3 measurements:

Loan Commitment Assets:	June 21, 2024
Milestones achievement expectations	Very high probability
Debt yield	47.5%

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)
Quantitative information about all significant unobservable inputs used in the fair value measurement for recurring level 3 measurements:

Delayed Draw Term Loan Initial Tranche	June 21, 2024	September 30, 2024
Debt yield	47.5%	42.5%

Contingent Warrants- all tranches	June 21, 2024	September 30, 2024
Milestones achievement expectations	Very high probability	Very high probability
Volatility	70.0%	65.0%
Discount for lack of marketability (“DLOM”)	10.0%	10.0%

SPA Warrant	June 21, 2024	September 30, 2024
Discount for lack of marketability (“DLOM”)	10.0%	10.0%

Delayed Draw Term Loan August Draw	August 31, 2024	September 30, 2024
Debt yield	42.5%	42.5%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Delayed Draw Term Loan
Balance at beginning of the period	25,893	$—	—	$—
Additions- August Draw	12,528	—	38,181	—
Change in fair value of Term Loan	7,678	—	7,918	—
Balance at end of the period	$46,099	$—	$46,099	$—

SPA Warrant and Contingent Warrants
Balance at beginning of the period	$141,296	$—	$—	$—
Additions	—	—	95,094	—
Conversion to preferred stock	(74,686)	—	(74,686)	—
Change in fair value of warrants	200,439	—	246,641	—
Balance at end of the period	$267,049	$—	$267,049	$—

April, May, and December 2023 Warrants
Balance at beginning of the period	$32,450	$56,905	$27,406	$—
Additions	—	—	—	29,553
Change in fair value of warrants	66,466	(34,065)	71,510	(6,713)
Balance at end of the period	$98,916	$22,840	$98,916	$22,840

Embedded derivatives
Balance at beginning of the period	$5,414	$42,767	$4,423	$1,945
Additions	—	—	—	42,191
Change in fair value of derivatives - related parties[1]	12,595	(27,398)	13,586	(28,767)
Balance at end of the period	$18,009	$15,369	$18,009	$15,369
1 Includes loss on debt extinguishment from Yorkville Promissory Note conversions for the nine months ended September 30, 2023.

The estimated fair value of financial instruments not carried at fair value in the Unaudited Condensed Consolidated Balance Sheets was as follows:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	$847	$743	$863	$719
Loan commitment assets	58,525	53,274	—	—
2021 Convertible Note*	103,469	72,680	94,386	57,998
Senior Secured Term Loan	—	—	85,624	61,360
AFG Convertible Notes*	34,598	35,103	18,139	18,352
Equipment financing facility	3,262	2,918	5,710	4,826
Preferred Stock	156,069	168,668	—	—
Total	$356,770	$333,386	$204,722	$143,255
*Includes the embedded derivative liabilities.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Commitments and Contingencies
Minimum Volume Commitment
In June 2022, the Company entered into a long-term supply agreement containing a minimum volume commitment with a third party that provides services to process certain raw materials. Any purchase order issued under this supply agreement will be non-cancellable. If the Company fails to order the guaranteed minimum volume defined in the contract at the end of the term, the Company will be required to pay the counterparty an amount equal to the shortfall, if any, multiplied by a fee. The Company is currently negotiating a new long-term supply agreement with the counterparty. As part of the ongoing negotiations, the Company has agreed to pay the counterparty $1,250 as a shortfall penalty and transfer equipment with a net book value of approximately $600. As a result, the Company will be released of any minimum volume commitments as part of the original agreement. A liability of $1,850 has been recorded and is included in Accrued expenses on the Unaudited Condensed Consolidated Balance Sheets and was recognized in Cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
Class Action Complaints
On March 8, 2023, a class action lawsuit was filed in the Court of Chancery of the State of Delaware by plaintiff Richard Delman against certain defendants including the Company’s former directors (the “Delman Defendants”). Neither the Company nor Eos Energy Storage LLC were named as a defendant but each was identified in the Complaint as a relevant non-party and the Company has indemnification obligations relating to the lawsuit. On February 1, 2024, the parties agreed to a binding Settlement Term Sheet (the “Settlement”) whereby plaintiff agreed to resolve the lawsuit in exchange for a settlement payment of $8,500, to be fully funded by the Company’s Directors and Officers (“D&O”) liability insurance policies subject to a retention by the Company of approximately $1,000 consisting of the Company’s payment of legal fees related to this matter. On June 1, 2024, the parties submitted to the Court of Chancery a definitive Stipulation and Agreement of Settlement, Compromise, and Release, and related documents. On October 17, 2024, the Court of Chancery approved the proposed Settlement and the Company coordinating the settlement payment with the Company’s D&O insurers.
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
17. Stock-Based Compensation
Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$—	$1,048	$264	$2,027
Performance-based restricted stock units	3,681	—	3,681	—
Restricted stock units	2,461	3,408	6,995	8,096
Total	$6,142	$4,456	$10,940	$10,123

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

17. Stock-Based Compensation (cont.)
The stock compensation expense has been recorded in cost of goods sold, research and development expenses and selling, general and administrative expenses.
Restricted Stock Units (“RSU”)
As of September 30, 2024, there was $26,569 of unrecognized compensation cost attributable to unvested restricted stock units. Compensation expense for these unvested awards is expected to be recognized over a weighted-average remaining vesting period of 2.4 years for RSUs.
Performance-Based Restricted Stock Units (“PRSU”)
During the third quarter of 2024, the Company granted contingent shares to select key executives that may be earned based on the Company’s total shareholder return (“TSR”) over a two and three-year period following the grant date. TSR awards are paid out in stock at the end of the vesting period based on the Company’s stock performance. The performance is measured by determining the percentile rank of the total shareholder return of the Company’s common stock relative to the TSR of the Russell 2000 index peer group for the two and three-year period following the grant date. This peer group includes the entire Russell 2000 index as it existed at the beginning of the performance period, excluding any companies that were removed from the index during the performance period. The payment of awards following the two and three-year award period is based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 200% of the initial grant. The fair value of the TSR awards is estimated using a Monte Carlo simulation in an option pricing framework.
The following summarizes the key assumptions used to estimate the fair value of the TSR awards that were granted, and the resulting weighted average grant date fair value.

TSR awards
Company share price	$1.74
Company volatility	115.3%
Company correlation	36.1%
Company dividend yield	—%
Weighted average performance term	2.4 years
Weighted average risk-free interest rate	4.3%
Peer group average volatility	54.3%
Peer group average correlation	44.2%
Weighted average grant date fair value	$3.19

During the third quarter of 2024, the Company also granted shares contingent upon the achievement of certain performance milestones related to the Credit Agreement that may be earned over the performance period following the grant date. The contingent share awards (“Milestone PRSU”) are paid out in stock at the end of the vesting period based on the Company’s achievement of the performance milestones.
As of September 30, 2024, there was $13,863 of unrecognized compensation cost related to the Company’s PRSUs. This cost is expected to be recognized over a weighted average period of 1.0 year.
18. Income Taxes
Income tax (benefit) expense was $(16) and $13 for the three months ended September 30, 2024 and 2023, and $17 and $25 for the nine months ended September 30, 2024 and 2023 respectively, related to state margin tax adjustments and taxable earnings from foreign operations. The income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes. This is due to non-deductible losses, foreign operations and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.

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
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at September 30, 2024 and December 31, 2023 due to cumulative losses. Therefore, the Company has a valuation allowance against its net U.S. deferred tax assets.
As of September 30, 2024 and December 31, 2023, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is not currently under examination by any taxing jurisdiction and none of the unrecognized tax benefits are expected to reverse within the next 12 months.
The Company files income tax returns in U.S. federal and various state jurisdictions, as well as in Italy and India. The open tax years for federal returns are 2020 and forward and open tax years for state returns are generally 2019 and forward. In addition, net operating losses generated in closed years and utilized in open years are subject to adjustment by the tax authorities.
19. Shareholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The preferred stock has a par value of $0.0001 As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 600,000,000 shares of common stock at $0.0001 par value as of September 30, 2024. The holders of the Company’s common stock are entitled to one vote for each share held. At September 30, 2024 and December 31, 2023, there were 217,278,404 and 199,133,827 shares of common stock issued and outstanding, respectively.
Treasury Stock
The Company recorded treasury stock of $771 and $136 for the three months ended September 30, 2024 and 2023 and $1,122 and $587 for the nine months ended September 30, 2024 and 2023, respectively, for shares withheld from employees to cover the payroll tax liability of RSUs vested. The treasury stock was immediately retired.
Public Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company’s common stock in a public offering on May 22, 2020 (the “Public Warrants”). Each Public Warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. There were no Public Warrants exercised during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, there were 7,052,254 public warrants outstanding for both periods.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Shareholders’ Deficit (cont.)
Standby Equity Purchase Agreement
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
During the nine months ended September 30, 2024, the Company sold 16,627,523 shares raising proceeds of $14,089, net of fees paid to Cowen, at an average selling price of $0.87 per share. There were no shares issued under the ATM offering program for the three months ended September 30, 2024.
During the three and nine months ended September 30, 2023, the Company sold 28,938,944 shares raising proceeds of $81,897, net of fees paid to Cowen, at an average selling price of $2.74 per share.
20. Earnings Per Share
The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024	2023
Net (loss) income for basic earnings per share	$(384,133)	$14,932
Effect of potentially dilutive shares:
Adjustment for interest on Convertible Notes	—	4,449
Adjustment for fair value gains on embedded derivatives for Convertible Notes	—	(27,398)
Net loss for diluted earnings per share	$(384,133)	$(8,017)

Weighted-average basic common shares outstanding	216,898,374	138,005,222
Dilutive effect of Convertible Notes	—	14,836,450
Dilutive effect of April and May Warrants	—	1,344,677
Dilutive effect of Restricted Stock Units	—	1,142,184
Dilutive effect of Stock Options	—	996,751
Weighted-average dilutive common shares outstanding	216,898,374	156,325,284

Earnings per share:
Basic	$(1.77)	$0.11
Diluted	$(1.77)	$(0.05)

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
Generally, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period.The Preferred Series B is a participating security that does not have the obligation to share in the losses of the Company. Therefore, the more dilutive of the “if-converted” and “two-class” method must be applied when calculating EPS for the common shares. Management has elected to recognize changes in the redemption value of the Series B Preferred Stock. At each balance sheet date, the redemption value of the Series B Preferred Stock will be calculated, and if the redemption value is greater than the carrying value, the carrying value will be accreted to the redemption value. The accretion is recorded as a deemed dividend, which, in the absence of Retained earnings, reduces additional paid in capital and earnings available to common shareholders in computing basic and diluted EPS. Other potentially dilutive common shares and the related impact to earnings are considered when calculating EPS on a diluted basis.
Since the Company incurred a net loss for the three months ended September 30, 2024, as well as the nine months ended September 30, 2024 and 2023, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted-average shares for the three months ended September 30, 2024, as well as the nine months ended September 30, 2024 and 2023. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the three months ended September 30, 2024, as well as the nine months ended September 30, 2024 and 2023:

	Three and Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023
Stock options, RSUs, PRSUs	26,966,240	9,239,612
Public and private placement warrants	104,397,933	26,928,634
Convertible Notes (if converted)	17,782,644	14,836,450
Series B Preferred Stock	60,746,526	—
21. Subsequent Events
On October 31, 2024, the Company announced the achievement of all four of the second performance milestones previously agreed upon between Eos and Cerberus. Achieving these performance milestones enables the company to draw an additional $65,000 from the Delayed Draw Term Loan. On November 1, 2024, Cerberus funded the $65,000 related to the October 31, 2024 tranche (“October Draw” or “October Tranche”), and the Company received $61,750, which is net of the 5.0% original issue discount from the Delayed Draw Term Loan.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
21. Subsequent Events (cont.)
Additionally, on November 1, 2024, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series B-3 Non-Voting Convertible Preferred Stock of the Company (the “Series B-3 Certificate of Designation”). In connection with the October Draw, the Applicable Percentage increased by 6.1%, and as a result the Company issued to Cerberus 38.259864 shares of a newly designated non-voting Series B-3 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-3 Preferred Stock”), which are convertible into an aggregate of 38,259,864 shares of Common Stock. Collectively, the SPA Warrant, the Series B Preferred Stock, and the newly created Series B-3 Preferred Stock are exercisable or convertible into, as applicable, an aggregate of 142,282,584 shares of Common Stock, or an Applicable Percentage of 30.9% as of issuance date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2024 and 2023 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, including the financial statements and notes thereto.
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

Regulatory Landscape
U.S. Department of Energy (“DOE”)
In August 2023, the DOE issued a Conditional Commitment Letter to the Company for a loan of an aggregate principal amount of up to $398.6 million through the DOE’s Clean Energy Financing Program. The Conditional Commitment Letter follows an extensive technical, financial and commercial due diligence process by the DOE. If finalized, the loan is expected to fund 80% of eligible costs of the Company’s planned manufacturing expansion in and around Turtle Creek, Pennsylvania.
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
•In May 2024, the Company successfully completed its Factory Acceptance Testing on State of the Art (“SotA”) manufacturing line.
•For the three months ended September 30, 2024, the Company recognized $0.2 million of grant income related to the IRA PTC.
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

•In July 2024, the Company and Indian Energy announced an agreement to expand its existing relationship. The expanded agreement with Indian Energy added 25 MWh of storage to the existing 35 MWh order for an overall project size of 60 MWh.
•In July 2024, the Company regained compliance with the minimum continued listing criteria set forth in Nasdaq Listing Rule 5550(a)(2) as of July 9, 2024, based on the closing bid price of the Company’s common stock being at or above $1.00 per share for the 10 consecutive business days from June 24, 2024 to July 8, 2024.
•In August 2024, the Company successfully achieved all four of the first performance milestones previously agreed upon between Eos and Cerberus as part of Cerberus’s strategic investment in the Company. Achieving these specific performance milestones allowed the Company to draw an additional $30 million on the Delayed Draw Term Loan from Cerberus to fund ongoing operations and production expansion to meet the growing demand for long duration energy storage solutions.
•In October 2024, the Company successfully achieved all four of the performance milestones for the October Draw previously agreed upon between Eos and Cerberus as part of Cerberus’s strategic investment in the Company. Achieving these specific performance milestones allowed the Company to draw an additional $65.0 million on the Delayed Draw Term Loan from Cerberus.
Results of Operations
Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue	$854	$684	170	25%	$8,353	$9,768	(1,415)	(14)%
The Company generates revenues from the delivery of its BESS and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
For the three months ended September 30, 2024, Revenue increased by $0.2 million or 25% from $0.7 million. The increase for the three months is due to higher product component and commissioning sales. For the nine months ended September 30, 2024, Revenue decreased by $1.4 million or 14% from $9.8 million. The decrease for the nine months is due to reduced production and deliveries due to the installation of the Company’s new manufacturing line.
Cost of goods sold

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of goods sold	$25,764	$21,262	4,502	21%	$68,114	$59,448	8,666	15%
Cost of goods sold primarily consists of direct costs relating to labor, material and overhead directly tied to product assembly, procurement and construction (“EPC”), project delivery, commissioning and start-up test procedures. Indirect costs included in cost of goods sold are manufacturing overhead such as equipment maintenance, environmental health and safety, quality and production control procurement, transportation, logistics, depreciation and facility-related costs. As a nascent technology with a new manufacturing process that is early in its product lifecycle, the Company still faces significant costs associated with production start-up, commissioning of various components, modules and subsystems and other related costs. The Company expects its cost of goods sold to exceed revenues in the near term as it continues to scale production and prepares battery energy storage systems delivered to customers to go-live.
For the three months ended September 30, 2024, Cost of goods sold increased by $4.5 million or 21% from $21.3 million. For the nine months ended September 30, 2024, Cost of goods sold increased by $8.7 million or 15% from $59.4 million.
The increase for the three months ended September 30, 2024 was primarily driven by an inventory reserve adjustment in 2024 due to lower of cost or market (“LCM”) amounting to approximately $6.7 million, since the Company has negative gross margins for the period.
The increase for the nine months ended September 30, 2024 was primarily due to an increase in project commissioning costs on previously delivered projects, revaluations of inventory balances, along with the underutilization and absorption of labor and overhead associated with implementing the new line.

Research and development expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
R&D expenses	$7,428	$3,228	4,200	130%	$16,878	$13,699	3,179	23%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation and amortization of intangible assets.
For the three months ended September 30, 2024, Research and development costs increased by $4.2 million or 130% from $3.2 million. For the nine months ended September 30, 2024, Research and development costs increased by $3.2 million or 23% from $13.7 million. The increase for the three and nine months was driven by higher spending on materials and supplies related to the implementation of the automated line, as well as an increase in payroll and personnel costs and stock compensation costs.
Selling, general and administrative expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
SG&A expenses	$17,796	$13,076	4,720	36%	$43,331	$40,169	3,162	8%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing and public company costs.
For the three months ended September 30, 2024, Selling, general and administrative expenses increased by $4.7 million or 36% from $13.1 million. For the nine months ended September 30, 2024, Selling, general and administrative expenses increased by $3.2 million or 8% from $40.2 million. The increase for the three and nine months was primarily driven by higher legal and advisory fees related to the Credit and Securities Purchase Transaction and payroll costs.
Loss from write-down of property, plant and equipment

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Loss from write-down of property, plant and equipment	$3,192	$955	$3,528	$7,151
The Company incurred a loss of $3.2 million and $1.0 million from write-down of property, plant and equipment for the three months ended September 30, 2024 and 2023, respectively, and a loss of $3.5 million and $7.2 million for the nine months ended September 30, 2024 and 2023, respectively. The 2023 write-downs were mainly due to replacement of equipment, outsourcing of certain production processes and the shift in production from the Gen 2.3 battery system to the Z3™ battery system. The 2024 write-downs were primarily related to design changes from the Z3™-Phase 1 to Z3™-Phase 2 production in which the Phase 1 production assets could not be utilized or repurposed for Phase 2 production.
Interest expense, net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense, net	$(133)	$(4,994)	$(7,915)	$(14,709)
Interest expense, net includes expenses for accrued interest, amortization of debt issuance costs and debt discounts, partially offset by capitalized interest costs on CIP assets. For the three and nine months ended September 30, 2024, Interest expense, net decreased $4.9 million and $6.8 million, respectively, mainly due to lower interest expense recognized from the Senior Secured Term Loan.

Interest expense - related party

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
2021 Convertible Note Payable interest and amortization	$(3,667)	$(3,183)	$(10,563)	$(9,153)
AFG Convertible Note interest and amortization	(1,624)	(1,266)	(4,491)	(3,364)
AFG Convertible Note Day 1 loss	—	—	—	(2,873)
Yorkville Promissory Notes Day 1 losses	—	—	—	(17,572)
Interest expense, related party	$(5,291)	$(4,449)	$(15,054)	$(32,962)
See Note 13, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion.
Change in fair value of debt - related party
The change in the fair value of debt - related party of $3.0 million and $3.3 million for the three and nine months ended September 30, 2024, respectively, relates to the Delayed Draw Term Loan.
Change in fair value of warrants

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
($ in thousands)	Change in Fair Value
IPO warrants	$(2)	$1
April 2023 warrants	(16,810)	(17,902)
May 2023 warrants	(4,099)	(4,373)
December 2023 warrants	(45,557)	(49,235)
Change in fair value of warrants	$(66,469)	$(71,510)

	For the Three Months Ended September 30, 2023			For the Nine months ended September 30, 2023
($ in thousands)	Loss on issuance	Change in Fair Value	Net loss	Loss on issuance	Change in Fair Value	Net loss
IPO warrants	$—	$341	$341	$—	$(36)	$(36)
April 2023 warrants	—	27,566	27,566	(26,366)	6,191	(20,175)
May 2023 warrants	—	6,499	6,499	(5,267)	521	(4,746)
December 2023 warrants	—	—	—	—	—	—
Change in fair value of warrants	$—	$34,406	$34,406	$(31,633)	$6,676	$(24,957)

Change in fair value of derivatives - related parties

Gain (Loss)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Change in fair value of embedded derivatives - related parties	$(12,595)	$27,398	$(13,586)	$(962)
Change in fair value of warrants - related parties	(200,439)	—	(246,641)	—
Change in fair value of derivatives - related parties	$(213,034)	$27,398	$(260,227)	$(962)
The change in the fair value of embedded derivatives - related parties, was due to our convertible debt (See Note 13, Borrowings) and the change in fair value of warrants - related parties was due to changes in fair value of our SPA Warrant and contingent warrants (See Note 14, Warrants Liability).
Gain (loss) on debt extinguishment

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Gain (loss) on debt extinguishment	$—	$—	$68,478	$(3,510)
For the nine months ended September 30, 2024, the Company recognized a gain on debt extinguishment of $68.5 million from the payoff of the Senior Secured Term Loan.
For the nine months ended September 30, 2023, the Company recognized a loss on debt extinguishment of $3.5 million from the issuance of common stock upon Yorkville's redemption of their convertible promissory notes.
Other (expense) income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Other (expense) income	$(1,593)	$421	$(4,727)	$(474)
For the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, Other (expense) income increased by $2.0 million and $4.3 million, respectively, primarily due to recognition of financing issuance costs from the Credit and Securities Purchase Transaction.
Income tax (benefit) expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Income tax (benefit) expense	$(16)	$13	$17	$25
The Company incurred income tax (benefit) expense for the three and nine months ended September 30, 2024 and 2023 in relation to state margin tax adjustments and pre-tax income from the Company’s international subsidiaries.

Liquidity and Going Concern
As a growth company in the early commercialization stage of its lifecycle, Eos is subject to inherent risks and uncertainties associated with the development of an enterprise. In this regard, substantially all of the Company’s efforts to date have been devoted to the development and manufacturing of battery energy storage systems and complementary products and services, recruitment of management and technical staff, deployment of capital to expand the Company’s operations to meet customer demand and raising capital to fund the Company’s development. However, as a result of these efforts, the Company has incurred significant losses and negative cash flows from operations since its inception and expects to continue to incur such losses and negative cash flows for the foreseeable future until such time that the Company can reach a scale of profitability to sustain its operations.
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
As disclosed in Note 3, Credit and Securities Purchase Transaction, on June 21, 2024, the Company entered into a financing transaction with CCM Denali Debt Holdings, LP, an affiliate of Cerberus Capital Management LP (herein after referred to as “Cerberus”, “Denali”, “Lender”, “Holder”). As a result of this transaction, Cerberus agreed to provide a $210.5 million secured multi-draw facility to be made in four installments (the “Delayed Draw Term Loan”) as well as a $105.0 million revolving credit facility (“Revolving Facility”), to be made available beginning June 21, 2026, at Cerberus’ sole discretion and only if the Delayed Draw Term Loan is fully funded.
As of the date the accompanying Unaudited Condensed Consolidated Financial Statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the nine months ended September 30, 2024, the Company incurred a net loss of $417.7 million, incurred negative cash flows from operations of $111.3 million and had an accumulated deficit of $1,293.6 million as of September 30, 2024.
•As of September 30, 2024, the Company had $23.0 million of unrestricted cash and cash equivalents available to fund the Company’s operations and working capital of $74.1 million, which includes loan commitment assets of $58.5 million classified as current assets on the Unaudited Condensed Consolidated Balance Sheets.
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
•The Company is required to remain in compliance with certain quarterly financial covenants under its Credit Agreement. These financial covenants include, as defined in the Credit Agreement, (a) Minimum Consolidated EBITDA, (b) Minimum Consolidated Revenue, and (c) Minimum Liquidity (collectively, the “financial covenants”). As of September 30, 2024, the Company was in compliance with all financial covenants and non-financial covenants, except for the September 30, 2024 Minimum Consolidated Revenue financial covenant. The Company secured a waiver of non-compliance from Cerberus for the quarter ended September 30, 2024. The Company expects it may be unable to remain in compliance with the Minimum Consolidated Revenue financial covenant beginning December 31, 2024, absent the Company’s ability to secure a waiver or amend the Credit Agreement. In the event the Company is unable to comply with the financial and the non-financial covenants as of December 31, 2024, and the Company is unable to secure another waiver, Cerberus may, at its discretion, enter into a forbearance agreement with the Company and/or exercise any and all of its existing rights and remedies, which may include, among other things, asserting its rights in the Company’s assets securing the loan. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company.

•Cerberus funded the Company $30.0 million (“August Draw”), and the Company received $28.5 million, net of the 5.0% original issue discount, since the Company met the milestones for the August Draw as disclosed in Note 3, Credit and Securities Purchase Transaction. Subsequently, on November 1, 2024, Cerberus funded the Company $65 million related to the October 31, 2024 tranche (“October Draw” or “October Tranche”), and the Company received $61.75 million, which is net of the 5.0% original issue discount from the Delayed Draw Term Loan as disclosed in Note 21, Subsequent Events. In the event the Company does not achieve the remaining funding milestone, and Cerberus chooses not to continue funding, and the Company’s ongoing efforts to raise additional outside capital prove unsuccessful, the Company will be unable to meet its obligations as they become due over the next twelve months beyond the issuance date. In such an event, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors and/or allowing the Company to become insolvent.
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
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During the nine months ended September 30, 2024, the Company closed on the following capital transactions:
•Under the ATM offering program, for the nine months ended September 30, 2024, the Company sold 16,627,523 shares raising proceeds of $14.1 million, net of fees paid to Cowen, at an average selling price of $0.87 per share, included in the Condensed Consolidated Statement of Shareholders' Deficit.
•The Company secured a strategic investment of up to $315.5 million from Cerberus. The investment by Cerberus is structured as a $210.5 million Delayed Draw Term Loan to be made in four installments. On June 21, 2024 the first installment of $75.0 million was funded, and on August 29, 2024, the second draw of $30.0 million was funded. Additional amounts totaling $105.5 million will be made available to the Company, subject to the achievement of certain milestones. As part of the strategic investment, a $105.0 Revolving Facility will be made available to the Company at the Lenders’ sole discretion and only if the Delayed Draw Term Loan is fully funded.
•The Company retired its existing $100.0 million Senior Secured Term Loan on favorable terms, strengthening the Company’s balance sheet. See Note 3, Credit and Securities Purchase Transaction.
Capital Expenditures
The Company expects capital expenditures and working capital requirements to increase as it executes its growth strategy. Total capital expenditures for the nine months ended September 30, 2024 and September 30, 2023 were $20.1 million and $21.2 million, respectively. See Note 7, Property, Plant and Equipment for further discussion.

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
The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented.

	Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change
Net cash used in operating activities	$(111,252)	$(107,578)	$(3,674)
Net cash used in investing activities	$(20,062)	$(21,186)	$1,124
Net cash provided by financing activities	$77,285	$170,607	$(93,322)
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.
Net cash used in operating activities of $111.3 million for the nine months ended September 30, 2024 was primarily driven by a net loss of $417.7 million, adjusted for non-cash items of $308.4 million, primarily related to stock compensation expense, depreciation and amortization, non-cash interest expense, gain on debt extinguishment, changes in fair value of debt, warrants and derivatives. The net cash outflows from changes in operating assets and liabilities was $1.9 million, primarily driven by an increase in inventory of $8.8 million and an increase in contract assets of $4.7 million, partially offset by an increase in contract liabilities of $5.4 million and an increase in interest payable - related party of $3.1 million.
Net cash used in operating activities was $107.6 million for the nine months ended September 30, 2023, primarily driven by a net loss of $188.3 million, adjusted for non-cash items of $89.5 million, primarily related to stock compensation expense, depreciation and amortization, non-cash interest expense, changes in fair value of warrants and derivatives and loss from the write-down of property, plant and equipment. The net cash outflows from changes in operating assets and liabilities was $8.7 million, primarily driven by decrease in accounts payable of $17.8 million and increase in vendor deposits of $4.0 million, partially offset by increase in accrued expenses of $12.3 million.
Cash flows from investing activities:
Net cash flows used in investing activities for the nine months ended September 30, 2024 and September 30, 2023 was $20.1 million and $21.2 million, respectively, for payments made for purchases of property, plant and equipment.
Cash flows from financing activities:
Net cash provided by financing activities was $77.3 million for the nine months ended September 30, 2024, primarily due to the proceeds received from the Credit and Securities Purchase Transaction of $98.6 million and from the issuance of common stock of $14.1 million. The proceeds were partially offset by payoff of the Senior Secured Term Loan of $19.9 million, debt issuance costs - related party of $12.2 million, payments on the equipment financing facility of $2.4 million and share repurchases from employees for tax withholding of $1.1 million.
Net cash provided by financing activities was $170.6 million for the nine months ended September 30, 2023, primarily due to the net proceeds received from the Yorkville Convertible Promissory Notes and AFG Convertible Notes of $48.1 million and from the issuance of common stock and warrants of $131.1 million. The proceeds were partially offset by equity issuance costs of $2.1 million, debt issuance costs related to the Yorkville Convertible Promissory Notes, AFG Convertible Notes and Senior Secured Term Loan of $4.2 million, payments on the equipment financing facility of $2.1 million and share repurchases from employees for tax withholding of $0.6 million.

Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of September 30, 2024, this is composed of the following:
•Future lease payments, including interest, under non-cancellable operating and financing leases of $4.4 million. The leases expire at various dates prior to 2028.
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
•Principal and Interest payments related to the following debt obligations (see Note 13, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report):

Future Debt Payments
Delayed Draw Term Loan - due June 2029 (1)	224,197
2021 Convertible Note Payable - due June 2026 (1)	134,261
AFG Convertible Notes - due June 2026 (1)	32,468
Equipment financing facility - due April 2025 and April 2026	3,591
Total	$394,517
(1) As of September 30, 2024, the Company is obligated to repay future contractual interest payments for the 2021 Convertible Note and AFG Convertible Notes in-kind. The Company also has the option to repay the Delayed Draw Term Loan in-kind.
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

The following is a new CAE as of June 30, 2024.
New Instruments fair valued (see Note 15, Fair Value Measurement)
The fair value of the Delayed Draw Term Loan was estimated using a discounted cash flow (“DCF”) method, based on the contractual cash flows discounted at a debt yield. The fair value for the SPA Warrant is estimated based on its intrinsic value, using the Eos common stock closing price adjusted by a discounted for lack of marketability (“DLOM”), less the exercise price of $0.01 for the SPA Warrant. A DLOM was applied considering the underlying shares of the SPA Warrants are unregistered. The fair value of the Contingent Warrants is estimated based on the underlying Eos common stock closing price adjusted by a DLOM and an allowance for certain redemption features using a Black-Scholes model, considering the probability of achieving certain milestones. A DLOM was applied considering the underlying shares of the Contingent Warrants are unregistered. The fair values for all these instruments are designated as level 3 measurements as they rely on significant unobservable inputs. The significant unobservable inputs for each of these instruments are detailed in Note 15, Fair Value Measurement), which include debt yield, DLOM, and milestones achievement expectations. The sensitivity of the fair value calculation to debt yield, DLOM, and milestones achievement expectations could create materially different results under different conditions or using different assumptions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk exposures for the nine months ended September 30, 2024, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation and consistent with the evaluations previously reported in prior periods, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 because of material weaknesses resulting from lack of a formalized internal control framework in accordance with the Committee of Sponsoring Organizations (COSO) Framework, inadequate segregation of duties in the financial reporting process, lack of review and approval of journal entries and a lack of management review controls.
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
Management’s Remediation Plan and Status
Through September 30, 2024, our management, with the oversight of the Audit Committee of our Board of Directors, has materially designed the necessary measures to remediate the control deficiencies contributing to the material weaknesses. These remediation efforts are detailed in Item 9A, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
These remediation efforts include the following:
1.Engaged external experts to complement internal resources and to provide support related to more complex applications of GAAP, tax, and internal controls. We will continue to utilize outside resources, as necessary, to supplement our internal team.

2.We designed a comprehensive internal control framework that includes a formal risk assessment process to identify and design our control activities to address all risks of material misstatement whether due to error or fraud. We developed formalized process and control documentation for all relevant areas of financial reporting, including IT general and automated controls that support financial reporting.
3.We designed a comprehensive segregation of duties framework and identified the necessary mitigating controls to compensate any applicable risk, including restricting the ability for one individual to both (i) create and post a journal entry in the general ledger and (ii) prepare and review account reconciliations.
4.We designed management review controls over each significant class of transaction, including areas considered highly complex, judgmental, and subject to management estimation. We have designed procedures to validate underlying source data and used in our financial reporting controls and the necessary IT general and automated controls to rely on the IT environment supporting our financial reporting.
5.We designed controls to identify any significant and unusual transactions, analyze, record, report, and disclose such matters.
We continue to assess risks on a continuous basis to timely identify new exposures or risk categories as business practices change and, as applicable, update our existing internal control framework to ensure that it has identified, developed and deployed the appropriate business process controls to meet the objectives and address the risks identified.
We have substantially designed the controls necessary to remediate the material weaknesses; however, we have determined that all the controls necessary to remediate the material weaknesses have not operated for a sufficient period of time to fully conclude remediation as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following is also disclosed in Note 16, Commitments and Contingencies to our Unaudited Condensed Consolidated Financial Statements:
Class Action Complaints
On March 8, 2023, a class action lawsuit was filed in the Court of Chancery of the State of Delaware by plaintiff Richard Delman against certain defendants including the Company’s former directors (the “Delman Defendants”). Neither the Company nor Eos Energy Storage LLC were named as a defendant but each was identified in the Complaint as a relevant non-party and the Company has indemnification obligations relating to the lawsuit. On February 1, 2024, the parties agreed to a binding Settlement Term Sheet (the “Settlement”) whereby plaintiff agreed to resolve the lawsuit in exchange for a settlement payment of $8.5 million, to be fully funded by the Company’s Directors and Officers (“D&O”) liability insurance policies subject to a retention by the Company of approximately $1.0 million consisting of the Company’s payment of legal fees related to this matter. On June 1, 2024, the parties submitted to the Court of Chancery a definitive Stipulation and Agreement of Settlement, Compromise, and Release, and related documents. On October 17, 2024, the Court of Chancery approved the proposed Settlement and the Company coordinating the settlement payment with the Company’s D&O insurers.
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
The Credit Agreement contains various affirmative and negative covenants applicable to the Company including, among others, as defined in the Credit Agreement (i) meeting certain Minimum Consolidated EBITDA, Minimum Consolidated Revenue, and Minimum Liquidity (the cash in accounts controlled by the Agent,) measured quarterly, (ii) reporting and information covenants including the delivery of annual, quarterly and monthly financial statements, daily cash reports, annual financial plans and forecasts with weekly progress reports and updates, (iii) monthly meetings with the Lenders and the engagement of advisors and consultants requested by the Lenders, and (iv) restrictions on business and activities including debt incurrence, asset dispositions, distributions, investments, and modifications to or terminations of various material contracts. The Credit Agreement is subject to certain events of default which can be triggered by, among other things, (i) breach of payment obligations and other obligations and representations in the Credit Agreement nor related documents, (ii) default under other debt facilities with a principal above a predetermined amount, (iii) failure to perform or comply with certain covenants in the Credit Agreement, (iv) entry into a decree or order for relief in respect of the Company or any of its subsidiaries in an involuntary case under the Bankruptcy Code of the United States or under any other debtor relief law,(v) any money judgment, writ or warrant of attachment or similar process involving in the aggregate at any time an amount in excess of $2.5 million, (vi) any order, judgement or decree entered against the Company or the any of its subsidiaries decreeing the dissolution or split up of such entity, (vii) the failure of the Common Stock to be listed on an internationally recognized stock exchange in the United States and (viii) a change of control.
Since the Company was not in compliance with the financial covenant for Minimum Consolidated Revenue for the three months ended September 30, 2024, the Company secured a waiver from Cerberus. The Company expects it may be unable to remain in compliance with the Minimum Consolidated Revenue financial covenant beginning December 31, 2024, absent the Company’s ability to secure a waiver or amend the Credit Agreement. In the event the Company is unable to comply with all financial covenants when required under the Credit Agreement, and the Company is unable to secure another waiver or amendment to the Credit Agreement, Cerberus may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among other things, asserting its rights in the Company’s assets securing the loan, and the Lenders may no longer be required to continue funding under the Credit Agreement. There can be no assurance that the Company will be able to secure funding under the Credit Agreement or outside sources of capital in the event it fails to meet a funding milestone. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company. Any such default on the Credit Agreement could have a material adverse effect on our business.
Under the terms of the Credit Agreement, current stockholders may be subject to significant dilution, and the voting power of the currently outstanding Common Stock could be significantly diluted.
As of November 1, 2024, there were 217,904,747 shares of Common Stock issued and outstanding and an aggregate of 242,556,689 shares of Common Stock issuable upon the conversion or exercise of outstanding convertible securities, including 142,282,584 shares of Common Stock underlying the SPA Warrant and Series B Preferred Stock issued to Cerberus.
If the Purchaser funds all future draws under the Delayed Draw Term Loan and the Company meets each of the milestones under the Delayed Draw Term Loan, the Purchaser will be entitled to receive Series B Preferred Stock and/or Contingent Warrants that, when aggregated with the SPA Warrant and Series B Preferred Stock, equal 33.0% of the issued and outstanding Common Stock on a fully diluted basis. Assuming the Company issues no other securities after November 1, 2024, such Series B Preferred Stock, SPA Warrant and Contingent Warrants (such warrants, collectively, the “Warrants”) would aggregate to an equivalent of 156,714,957 shares of Common Stock. If the Purchaser funds all draws under the Delayed Draw Term Loan and the Company fails to meet all of the remaining milestones under the Delayed Draw Term Loan, the Purchaser would be entitled to receive Preferred Stock and/or Contingent Warrants (depending on whether stockholder approval has been received) that, when aggregated with the SPA Warrant and Series B Preferred Stock, equal 41.0% of the issued and outstanding Common Stock on a fully diluted basis, assuming the Warrants and Series B Preferred stock were fully convertible into Common Stock. Assuming the Company issues no other securities after November 1, 2024, such Preferred Stock and Warrants would aggregate to an equivalent of 221,107,338 shares of Common Stock.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-Q	File No. 001-39291	3.2	May 14, 2024

3.3	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.1	May 19, 2022

3.4	Series A-1 Preferred Stock Certificate of Designation	Form 8-K	File No. 001-39291	3.1	June 24, 2024

3.5	Series A-2 Preferred Stock Certificate of Designation.	Form 8-K	File No. 001-39291	3.1	August 30, 2024

3.6	Certificate of Designation of Series B-1 Non-Voting Convertible Preferred Stock.	Form 8-K	File No. 001-39291	3.1	September 12, 2024

3.7	Certificate of Designation of Series B-2 Non-Voting Convertible Preferred Stock.	Form 8-K	File No. 001-39291	3.2	September 12, 2024

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EOS ENERGY ENTERPRISES, INC.

Date: November 5, 2024	By:	/s/ Joseph Mastrangelo
	Name:	Joseph Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Nathan Kroeker
	Name:	Nathan Kroeker
	Title:	Chief Financial Officer (Principal Financial Officer)