Form 10-K
period 2024-12-31
Eos Energy Enterprises, Inc.
filed 2025-03-04
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was approximately $268.5 million based upon the closing sale price of our common stock of $1.27 on that date. As of February 26, 2025, there were 226,599,297 shares of the registrant’s common stock issued and outstanding.

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
•our customer's ability to secure project financing;
•risks associated with the Credit Agreement (defined below), including risks of default, dilution of outstanding common stock, consequences for failure to meet milestones and contractual lockup of shares;
•the amount of final tax credits available to our customers or to Eos pursuant to the Inflation Reduction Act including potential impacts from any repeal or modification of the legislation;
•the timing and availability of future funding under the Department of Energy Loan Facility;
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
•changes in applicable laws or regulations; and
•other factors detailed under the section titled “Risk Factors” herein.
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

PART I

ITEM. 1 BUSINESS

General
Eos Energy Enterprises, Inc. (NASDAQ: EOSE) (“Eos”, “we,” “us,” “our,” or “Company”) is an American energy company and America’s leading innovator in designing, manufacturing, and providing zinc-based battery energy storage systems ("BESS"), sourced, and manufactured in the United States. The Eos BESS are safe, non-flammable, secure, and sustainable alternatives to lithium-ion batteries, making them ideal for utility-scale, microgrid, and commercial and industrial long-duration applications.
Eos, a Delaware corporation, was originally incorporated in Delaware on June 3, 2019, as a special purpose acquisition company under the name B. Riley Principal Merger Corp. II., in order to acquire a company or companies, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. Upon the completion of a business combination on November 16, 2020 (the "Merger"), the Company changed its name to “Eos Energy Enterprises, Inc.” The Company’s common shares started trading under the ticker NASDAQ: EOSE on November 16, 2020.
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

Principal Products and Services
The Company offers an innovative Znyth™ technology battery energy storage system ("BESS") designed to provide the operating flexibility to manage increased grid complexity and price volatility resulting from an overall increase in renewable energy generation and a congested grid coming from an increase in electricity demand growth. The Company’s BESS is a validated chemistry with accessible non-precious earth components in a durable design that is intended to deliver results in extreme temperatures and conditions. The system is designed to be safe, flexible, scalable, sustainable and manufactured in the United States using raw materials primarily sourced in the United States. We believe the Company’s Z3™ battery module is the core of its innovative systems. The Z3 battery module is the only U.S. designed and manufactured battery module that today provides utilities, independent power producers, renewables developers and C&I customers with an alternative to lithium-ion and lead-acid monopolar batteries for critical 3- to 12-hour or longer discharge duration applications. We believe the Z3 battery is transforming how utility, industrial and commercial customers store power.
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
Availability of Raw Materials
The Company procures materials from various third parties and across commodities, including chemicals and substrates, fabricated metal products, plastics, electronics and electrical components. We use both domestic and international raw materials suppliers to create our current Z3™ battery module. We will continue to focus on domesticating our supply chain in an economically sustainable manner.
While we believe we have sufficient sources for the materials, components, services and supplies used in our manufacturing activities, we are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers. The predominant raw materials that are required for our Z3™ battery product are zinc halide salts, felt, resin, titanium and conductive polymer.
The Company effectively manages its supply chain through close relationships with key suppliers. We engage in formal agreements with our strategic supplier partners and continually look to implement strategies and opportunities to ensure a resilient supply network.
Additionally, based on the latest Internal Revenue Service ("IRS") guidance, the Company believes that our current Z3™ battery module feature raw materials sourcing sufficient to qualify for the Domestic Content Bonus awarded by the Inflation Reduction Act’s ("IRA") tax credits.
Industry Overview
We believe the energy storage industry has evolved into a critical sector and increased global demand for global sustainable energy systems. The Company's development of clean energy complements fossil fuels in meeting the world’s growing demands for electricity. The world moves towards decarbonization and the increased use of renewable energy sources like solar and wind, energy storage plays a pivotal role in stabilizing grids, ensuring reliable power supply and maximizing the utility of intermittent power generation.
The global energy storage market is experiencing robust growth, driven by the rising need for grid reliability, increased renewable energy integration and advancements in energy storage technologies. We believe the market size is expected to expand significantly in the next decade. Key drivers of industry growth are renewable energy integration, grid modernization, cost reductions and energy security.

Certain countries' government policies, subsidies, and incentives play a role in accelerating the development and deployment of energy storage technologies. In the United States, the Department of Energy (“DOE”) has historically supported energy storage research and development, and some states have even adopted energy storage mandates.
Energy storage is a rapidly evolving industry that we believe is integral to the future of global energy systems. The Eos Z3 BESS provides a viable use case for standalone storage as an alternative to the bottleneck for the energy storage grid as the world continues to use fossil fuels for energy and electricity. Additionally, we believe our BESS' technology, safety and wide operating range makes us a "workhorse" asset for the energy grid.
Strategy
The Company continues to invest in the design, development, and production of its next-generation product, the Eos Z3 battery. This new battery builds upon the same electrochemistry that has remained largely unchanged for nearly a decade. The Eos Z3 is engineered to reduce costs and weight while enhancing manufacturability and overall system performance. Compared to the previous Gen 2.3, the Z3 features a more cost-effective design with a simplified tub structure, 50% fewer cells, and 98% fewer welds per battery module. We believe that the Eos Z3 will offer customers twice the energy density per square foot, while maintaining the same level of safety and reliability as the previous generation.
The transition to the Eos Z3 is progressing as planned, with the first fully-automated battery manufacturing line now installed and in commercial production. The Z3 uses the same chemistry, known for its ability to endure over 3 million cycles, but introduces a new mechanical design aimed at improving performance, reducing costs, and enhancing manufacturability. The Company began delivering Z3 battery modules in Q3 2023. The Z3 incorporates valuable lessons learned from the past fifteen years, which the Company expects will drive efficiencies as it scales its state-of-the-art manufacturing capabilities.
The Company believes that the simplicity, flexibility, and safety of its products are key attributes desired by the market. Moreover, the Company recognizes the competitive advantage offered by the Inflation Reduction Act, which provides production tax credits (PTC) for domestically manufactured battery components, as well as tax credits for customers involved in projects meeting domestic content requirements (see the Regulations section in Item 1 - Business). The Company also plans to collaborate with a consortium of community leaders, universities, and supply chain partners to pursue funding opportunities under the Bipartisan Infrastructure Law of 2021.
Market Trends and Opportunities
The Company believes there is a global push to generate energy through sustainable, renewable sources. However, this shift creates imbalances in existing energy grids that must be addressed. Managing these imbalances will require a variety of energy storage technologies to provide safe, reliable power. Until now, most energy storage systems have been short-duration, typically providing power for less than four hours. The Company anticipates that the future will demand mid-duration (6-12 hour) BESS that offer the flexibility to address intermittency and congestion challenges.
The Z3 battery is primarily composed of five earth-abundant, readily available raw materials with established supply chains, which enables the Company to drive costs down as production scales up. While lithium-ion batteries currently dominate stationary energy storage, driven in large part by the electric vehicle (EV) market, the Company sees an emerging challenge in the lithium supply chain.
There is growing industry-wide concern regarding the safety risks associated with lithium-ion batteries, including incidents of thermal runaway, fires, and explosions. Lithium-ion batteries are vulnerable to internal short circuits and thermal instability due to the flammable nature of their electrolytes, which can lead to significant safety incidents and have prompted intensified regulatory scrutiny. In contrast, our battery technology is designed without these characteristics, offering a significantly enhanced safety profile and reinforcing our commitment to reliable and secure energy storage solutions.

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
The Company periodically assesses its patent portfolio in relation to the patents’ utility and materiality to the current operation and future strategy of the business and abandons applications or ceases to maintain patents which are deemed immaterial to our current or future business operations. As of December 31, 2024, we have 26 patent families and 160 patents pending, issued, or published in 29 countries, protecting our technology and system architecture. The Company's key patents, related to its most recent generation product and future products, are not scheduled to expire until 2035 or later.
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
DOE Loan Facility
On November 26, 2024, the Company entered into a note purchase agreement with the United States Federal Financing Bank ("FFB") and the United States DOE Loan Programs Office (“LPO”) ("DOE Loan Facility") pursuant to which, among other things, the DOE provided a guarantee of the Company’s (x) obligations to repay the term loan borrowings provided by the FFB to the Company and evidenced by a future advance promissory note (the “FFB Promissory Note”) and (y) the Company’s other obligations owing to FFB in respect of such guaranteed loan, and in connection and concurrently therewith, the Company entered into a Loan Guarantee Agreement with the DOE (collectively, such agreements provide for a multi draw term loan facility, the DOE Loan Facility), marking the first Title XVII battery loan closed. The DOE Loan Facility is a key step in advancing the Company's Project American Made Zinc Energy ("AMAZE") and is expected to fund the expansion of Eos’ manufacturing capacity to 8 GWh by 2027 to meet the growing demand for longer duration battery energy storage systems. The DOE Loan Facility provides for up to $303.5 million in funding, including capitalized interest.
The DOE Loan Facility provides for a multi draw term loan facility under a series of at least two and, if the Company elects, up to four tranches of the loan (each, a “Tranche”), subject to the achievement of certain funding conditions, with each Tranche corresponding to the production, maintenance and development, and operation of a given production line to be funded using the proceeds of such Tranche and the principal amount of each Tranche consisting of a maximum principal amount designated for such Tranche in the DOE Loan Facility. Each Tranche provides the Company funding for 80% of the Eligible Project Costs (as defined in the DOE Loan Facility) associated with the corresponding production line, with the Company responsible for funding the remaining 20% of the Eligible Project Costs.

Through December 31, 2024, the Company has received funding under the DOE Loan Facility for an aggregate amount of $68.3 million, at an interest rate of 4.791% for eligible project costs incurred through December 6, 2024. These costs are a portion of Tranche 1 of the DOE Loan Facility. Tranche 1 provides up to $102.0 million for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools, with a projected annual production capacity of approximately 1.25 GWh ("Line 1").

For further discussion, see Note 13, Borrowings, to the Consolidated Financial Statements.
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. One of the most important features of the IRA is that it offers a 10-year term tax credit, whereas historically similar industrial credits have been shorter in duration. Customers placing new energy storage facilities in service, which include our Gen 2.3 and Z3™ BESS, could qualify for investment tax credit (“ITC”). The IRA also offers an extra ten percent credit if the project is in an “energy community” and another ten percent credit if the project satisfies domestic content requirements, which have been set forth. The ten percent bonus for domestic content could represent a strategic advantage for the Company resulting from the Company’s near-sourcing and Made in America strategy, and we currently anticipate that projects utilizing Eos batteries will qualify for the bonus.
The Production Tax Credits under Internal Revenue Code 45X (“PTC”), can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. These tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. In April 2024, the IRS issued final regulations related to applicable tax credit transferability and direct pay provisions of the Inflation Reduction Act. The Company has reviewed these regulations and believes they do not have a material impact on the financial statements.
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
•Minimal Supply Chain Constraints- All materials for producing our Z3™ battery products are widely available commodities with fewer supply chain constraints and minimal competition from electric vehicles. Additionally, the majority of the materials are recyclable with commercially available recycling processes at end of product life, helping preserve the environment.
•Proven Technology Solution in the Growing and Evolving Energy Storage Market- As we launch the Z3 battery and ramp up manufacturing to gigawatt-hours (“GWh”) scale, we believe that we will benefit from the overall growth of the energy storage market, which is expected to reach 6,214 GWh by the end of 2035, as projected by BNEF. From an application perspective, the market is evolving to a LDES market. Our technology is tailored to address such a need. While Li-ion has been optimized for shorter duration, the performance of our batteries improves as it moves towards longer duration, making us the prime technology for the long-duration storage market.
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

Customers
Our customers include the following:
•Unity Scale renewable developers.
•Independent power producers
•Industrial companies.
•Microgrid developers.
During fiscal year 2024, two customers individually accounted for 50.6% and 33.2%, respectively, of our total revenue.

Environmental, Social and Governance ("ESG")
Eos is accelerating the shift to American energy independence by transforming how the world stores power in a safe, scalable, efficient, and sustainable way. We are committed to advancing global sustainable development through our products, working to systematically grow our business to meet the challenges of the global energy transition and combat the global climate change. Additionally, the Company has not incurred significant costs to remain in compliance with environmental laws.
Our approach to ESG is intrinsically united to our four product themes: safety, scalability, sustainability, and efficiency. As we continue to scale, we remain committed to driving progress across these themes.

Human Capital
The table below represents our 2024 employees by gender* and ethnicity as a percentage of total headcount across non-exempt and exempt positions:

	By Gender		By Ethnicity
	Female	Male	African American	Asian	Hispanic or Latino	Two or more races	White
Non-exempt	8%	36%	19%	2%	2%	2%	19%
Exempt	12%	44%	5%	10%	4%	1%	36%
Total	20%	80%	24%	12%	6%	3%	55%
*While we present male and female, we acknowledge this is not fully encompassing of all gender identities.
As of December 31, 2024, we have 430 total employees, all of which are full-time employees. We have not experienced any employment-related work stoppages, and we consider relations with our employees to be good.
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
•The imposition of tariffs, sanctions, restrictions on imports or other trade barriers between the United States and various countries may impact our revenue and results of operations.
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
•If we elect to expand our production capacity by constructing additional manufacturing facilities, we may encounter challenges relating to the construction, management and operation of such facilities.
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
•If we fail to meet the covenants in either the DOE Loan Facility or the Credit Agreement, we may be subject to default under the credit facilities, which could have a material adverse effect on our business.
•The Company may need to seek alternative sources of capital, or risk its ability to continue operations, in the event it fails to meet a funding condition under the terms of the DOE Loan Facility or in the event that the government enacts laws and governmental regulations that could affect the availability of funding under the DOE Loan Facility.
•A substantial number of shares of the Company’s common stock that are issuable upon the exercise or conversion of securities issued or issuable under the Credit Agreement and the SPA are subject to a contractual lockup.
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

Risks Related to Our United States Operations
•Some of our customers receive federal, state and local government incentives for renewable energy solutions. The reduction, elimination or expiration of government subsidies and economic incentives related to renewable energy solutions could reduce demand for our technologies and harm our business.
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
•Third parties may assert that we are infringing, misappropriating or otherwise violating their intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.

Risk Related to Our Securities
•Under the terms of the Credit Agreement, the SPA and the securities issued thereunder, current stockholders may be subject to significant dilution, and the voting power of the currently outstanding common stock could be significantly diluted.
•We currently have a significant number of outstanding securities outstanding that are exercisable for or convertible into our common stock, which could result in significant additional dilution and downward pressure on our stock price. Future issuances of our common stock, including common stock that may be issuable pursuant to outstanding warrants or other convertible securities, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
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
We have had net losses and negative operating cash flows each fiscal quarter since inception of our business. For the years ended December 31, 2024 and 2023, we had $685.9 million and $229.5 million in net losses, respectively. We expect to continue to incur losses and experience negative operating cash flows for the foreseeable future, as we anticipate continued investment in the development and launch of product with outside capital at the expense of short-term profitability. For the fiscal year ended December 31, 2024, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of these Consolidated Financial Statements.
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
As of December 31, 2024, we have 430 full-time employees.
Approximately 160 production and maintenance employees at our facilities in Turtle Creek and East Pittsburgh, Pennsylvania are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC (“USW”).
We entered our first collective bargaining agreement (“CBA”) with USW applicable to the USW-represented employees on February 14, 2025, and the agreement was ratified and became effective on February 19, 2025 and expires on April 30, 2028. The CBA retains a probationary period and existing entry-level wage rates for new employees, provides seniority-based wage progression for entry-level positions and includes general wage increases for other positions. No wage increases become effective until May 1, 2026. The CBA allows for employee participation in existing and future Company benefits, including 401(k) and health and welfare benefits, as offered to our other non-represented employees. The wage and benefit costs agreed in the CBA do not materially increase our previously planned budgetary expenditures at our facilities.

The CBA also allows for substantial operational flexibility with broad management rights, subcontracting rights, flexible shift and overtime scheduling, and work rules to preserve reliability and performance of the production facilities. Finally, the CBA contains other common agreement provisions, including non-discrimination, no-strike/no-lockout, union security, safety, discipline, and grievance and arbitration procedures.
We maintain a positive and collaborative relationship with the USW, which led to relatively quick agreement on CBA terms. Management considers union relations to be good and the USW as a valuable partner for workforce training and management.
The imposition of tariffs, sanctions, restrictions on imports or other trade barriers between the United States and various countries may impact our revenue and results of operations.
The current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements. The new, substantial tariff increases on imports to the United States from Canada, Mexico and China announced on February 1, 2025, or other tariffs should they be implemented and sustained for an extended period of time, could have a significant adverse effect, including financial, on the overall energy storage solutions industry, us, and our supply chain. Further, retaliatory tariffs imposed by other governments would exacerbate the impact.
The Company sources approximately 15% of parts, products or materials from Canada and Mexico. As long as such tariffs are in effect, we expect that the costs of such parts, products and materials would increase. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions, which could result in supply shortages and increased costs.
We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. If we are unable to source our products from the countries where we wish to purchase them, either because of regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations. Furthermore, imposition of tariffs may result in local sourcing initiatives, or other developments that make it more difficult to sell our products in foreign countries, which would negatively impact our business and operating results.
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
Our operations require significant amounts of certain components and raw materials. We deploy a continuous, company wide process to source the components and raw materials from a few suppliers. If we are unable to source these components or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements, supplier financial condition, increases in duties and tariff costs, disruptions in transportation, an outbreak of a severe public health pandemic, severe weather, the occurrence or threat of wars, and other geopolitical conflict could have an adverse effect on our financial condition, results of operations and cash flows.
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
Since our inception, our business objectives have been focused on producing a safe, low-cost grid-scale energy storage solution to meet the increasing demand for and adoption of renewable energy generation assets. Our Z3 battery design has, after years of research and prototype development, resulted in robust control of cell-to-cell spacing using a method which can easily be scaled for mass manufacturing production.
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
We currently operate our manufacturing facility located in Pennsylvania. We may, however, seek to construct one or more manufacturing facilities designed to meet our product supply needs in the future. Although we currently believe that we can expand our Turtle Creek facility to a 2 gigawatt-hour (“GWh”) manufacturing facility, we cannot provide any assurances that we would be able to successfully establish or operate a new manufacturing facility in a timely or profitable manner, or at all, or within any budget that might be forecasted for such a project. In addition, in order to access Tranche 3 and Tranche 4 under the DOE Loan Agreement, the Company would be required to open a new manufacturing facility satisfactory to the DOE to complete Lines 3 and 4 (as defined in the DOE Loan Agreement). The construction of any such facility would require significant capital expenditures and result in significantly increased fixed costs. If we are unable to transition manufacturing operations to any such new facilities in a cost-efficient and timely manner, then we may experience disruptions in operations, which could negatively impact our business and financial results. Further, if the demand for our products decreases or if we do not produce the expected output after any such new facility is operational, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our product unit fixed cost, which would have a negative impact on our financial condition and results of operations.
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

Increased scrutiny from stakeholders and regulators regarding environmental, social and governance ("ESG") practices and disclosures, including those related to climate change and sustainability, as well as recent U.S. based anti-ESG efforts, could result in additional costs and risks.

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
Further, certain institutional investors, investor advocacy groups, investment funds, creditors, influential financial markets participants and other stakeholders have become increasingly focused on companies' ESG issues in evaluating their investments and business relationships. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universally accepted standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future shareholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG performance. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to ESG, including the enactment or proposal of “anti-ESG” legislation or policies. Unfavorable press about or ratings or assessments of our ESG practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which could have a negative impact on our share price and our access to and cost of capital.
In addition, the adoption of new ESG-related regulations, or changes to existing ESG-related regulations, applicable to our business, or pressure from key stakeholders to comply with additional voluntary ESG-related initiatives or frameworks, could require us to make substantial investments in ESG matters, which could impact the results of our operations. Decisions or related investments in this regard could affect consumer perceptions as to our brand. We could also fail, or be perceived to fail, in our achievement of any announced ESG initiatives, goals or objectives, or we could be criticized for the scope of such initiatives, goals or objectives. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives, goals or objectives are not executed as planned, our reputation, financial results and market price of our common stock and access to and cost of capital could be materially and adversely affected.

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
If we fail to meet the covenants in either the DOE Loan Facility or the Credit Agreement, we may be subject to default under the credit facilities, which could have a material adverse effect on our business.
The DOE Loan Facility and Credit Agreement contain various affirmative and negative covenants applicable to the Company including, among others, as defined in the Credit Agreement (i) meeting certain Minimum Consolidated EBITDA, Minimum Consolidated Revenue, and Minimum Liquidity (the cash in accounts controlled by the collateral agent) measured quarterly, (ii) reporting and information covenants including the delivery of annual, quarterly and monthly financial statements, daily cash reports, annual financial plans and forecasts with weekly progress reports and updates, (iii) monthly meetings with the lenders and the engagement of advisors and consultants requested by the lenders, and (iv) restrictions on business and activities including debt incurrence, asset dispositions, distributions, investments, and modifications to or terminations of various material contracts. The DOE Loan Facility and the Credit Agreement are subject to certain events of default which can be triggered by, among other things, (i) breach of payment obligations and other obligations and representations in the DOE Loan Facility, Credit Agreement or related documents, (ii) default under other debt facilities with a principal above a predetermined amount, (iii) failure to perform or comply with certain covenants in the DOE Loan facility and the Credit Agreement, (iv) entry into a decree or order for relief in respect of the Company or any of its subsidiaries in an involuntary case under the Bankruptcy Code of the United States or under any other debtor relief law, (v) any money judgment, writ or warrant of attachment or similar process involving in the aggregate at any time an amount in excess of $2.5 million, (vi) any order, judgement or decree entered against the Company or the any of its subsidiaries decreeing the dissolution or split up of such entity, (vii) the failure of the common stock to be listed on an internationally recognized stock exchange in the United States and (viii) a change of control.
On November 26, 2024, the Company entered into the Credit Agreement Amendment, pursuant to which among other things, the applicability of the Consolidated Revenue and EBITDA financial covenants were deferred until December 31, 2025 and certain provisions were modified to conform with comparable provisions in the DOE Loan Facility and with the terms of the Intercreditor Agreement. In the event the Company is unable to comply with all financial covenants when required under the Credit Agreement or the DOE Loan Facility, and the Company is unable to secure another waiver or amendment to the Credit Agreement or the DOE Loan Facility, the lenders may, at their discretion, exercise any and all of their existing rights and remedies, which may include, among other things, asserting their rights in the Company’s assets securing the loan, and the lender under the DOE Loan Facility may no longer be required to continue funding. There can be no assurance that the Company will be able to secure funding under the DOE Loan Facility or outside sources of capital in the event it fails to meet a funding condition or comply with the various covenants applicable to the Company and its subsidiaries under the DOE Loan Facility or the Credit Agreement. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing arrangements with the Company. Any such default on the Credit Agreement or the DOE Loan Facility could have a material adverse effect on our business.
The Credit Agreement and the DOE Loan Facility are secured by a substantial portion of the assets of the Company and its subsidiaries, resulting in a lack of substantial remaining assets available for incurring additional indebtedness.

The Credit Agreement is guaranteed by certain subsidiaries of the Company and it is secured by perfected first priority security interests (subject to customary exceptions and permitted liens) over the assets of the Company and of its subsidiaries. In addition, the DOE Loan Facility is guaranteed by certain subsidiaries of the Company and is secured by a lien (subject to customary exceptions and permitted liens) on all real and personal property and all intellectual property collateral of the Company and its subsidiaries, including its Turtle Creek manufacturing site.
Because a substantial portion of the Company’s assets secure the Credit Agreement and the DOE Loan Facility, we do not have substantial remaining assets available to secure other indebtedness. Accordingly, we may not be able to incur additional secured indebtedness in the future. In addition, the terms of each of the Credit Agreement and the DOE Loan Facility significantly limit our ability to incur additional debt, including secured debt. If we are unable in the future to incur additional indebtedness, including secured indebtedness, to finance our operations and projects, such limitation could have an adverse effect on our business plans, financial condition and results of operations.
The Company may need to seek alternative sources of capital, or risk its ability to continue operations, in the event it fails to meet a funding condition under the terms of the DOE Loan Facility or in the event that the government enacts laws and governmental regulations that could affect the availability of funding under the DOE Loan Facility.
Pursuant to the terms of the DOE Loan Facility, the lender is not required to provide funding under the DOE Loan Facility in the event that the Company does not meet the necessary funding conditions stipulated in the DOE Loan Facility. In the event the Company does not meet these funding conditions and the lender chooses not to continue funding, the Company would need to seek alternative sources of capital, which may not be available on favorable terms or at all. If the lender does not continue funding, and the Company’s efforts to raise additional outside capital prove unsuccessful, management would be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors and/or allowing the Company to become insolvent.
In addition, on January 20, 2025, President Trump issued an Executive Order titled “Unleashing American Energy,” that, among other provisions, directed DOE to pause the disbursement of funds appropriated through the Inflation Reduction Act of 2022 or the Infrastructure Investment and Jobs Act and to review DOE’s processes, policies, and programs for issuing grants, loans, contracts, or any other financial disbursements of such appropriated funds for consistency with the law and the policy outlined in the Executive Order. The Company is currently uncertain whether the required review under the Executive Order will impact the availability to receive funding under the DOE Loan Facility. There can be no assurance as to DOE’s implementation of the Executive Order, the new Administration’s views of the contemplated DOE review or its future policies, or the impact of those policies on the DOE Loan Facility and our existing and future projects, including our related contracts.
A substantial number of shares of the Company’s common stock that are issuable upon the exercise or conversion of securities issued or issuable under the Credit Agreement and the SPA are subject to a contractual lockup.
Under the terms of the Credit Agreement and the SPA, the holders of our securities issued or issuable thereunder are subject to a contractual lockup that expires on June 21, 2025. Such securities represent a substantial portion of our outstanding shares of common stock and, subject to beneficial ownership limitations, have the potential to represent an even larger portion of our outstanding shares of common Stock, and we are obligated to register the resale of these shares of common stock by the holders.
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
During the years ended December 31, 2024 and 2023, we primarily sold our products in the United States. We have in the past, and may in the future, evaluate opportunities to expand into new geographic markets and introduce new product offerings and services that are a natural extension of our existing business. We also may from time to time engage in acquisitions of businesses or product lines with the potential to strengthen our market position, enable us to enter attractive markets, expand our technological capabilities, or provide synergy opportunities.
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

Risks Related to Our United States Operations
Some of our customers receive federal, state and local government incentives for renewable energy solutions. The reduction, elimination or expiration of government subsidies and economic incentives related to renewable energy solutions could reduce demand for our technologies and harm our business.
To promote renewable energy generation and consumption, federal, state, local and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of alternative energy systems in the form of rebates, tax credits and other financial incentives such as system performance payments, issuance of renewable energy credits associated with renewable energy generation and exclusion of certain renewable energy systems from property tax assessments. Some of our customers receive these incentives for investment in energy storage projects.
Our business relies, in part, on the co-location of battery assets with solar and wind technologies. The market for on-grid applications, where solar or wind power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives that vary by geographic market. The reduction, elimination or expiration of government subsidies and economic incentives for on-grid renewable electricity may negatively affect the competitiveness of alternative electricity generation relative to conventional and nonrenewable sources of electricity and could harm or halt the growth of the alternative electricity industries. Because our C&I end user sales are generally expected to be made into the on-grid market, these changes could harm our business. For example, the Inflation Reduction Act enacted in August 2022 allows owners of new batteries to claim an ITC of between 30% and 70% during 2023 through a period that extends at least into the 2030s and possibly longer. The tax credit amount depends on the location of the battery and amount of domestic content. Companies should have an incentive to buy US-made batteries to qualify for a higher tax credit. A condition to claim tax credits at these levels is the same as wages that are paid on federal construction projects must be paid to mechanics and laborers who work at the project site and lay down yard during construction and for the five years after on alterations and repairs, and qualified apprentices must be used during the same periods for as much as 15% of total labor hours.
The Inflation Reduction Act also allows manufacturers of certain battery components made in the United States to claim tax credits. Under Internal Revenue Code Section 6417(d), certain eligible taxpayers, including such manufacturers, can elect direct payment, enabling the Internal Revenue Service to treat the tax credit amount as a deemed tax payment and refund any excess as a cash tax payment, even if the taxpayer has no tax liability. This election can be made for any taxable year in which the taxpayer qualifies for the credit, and, once made, applies to that taxable year and the subsequent four taxable years, resulting in five consecutive years of direct payment. The tax credits for manufacturers start phasing down in amount after 2029 and end after 2032.
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
If subsidies and incentives applicable to alternative energy implementation or usage are reduced or eliminated, or the regulatory landscape otherwise becomes less favorable, then there could be reduced demand for alternative energy solutions, which could have an adverse impact on our business, financial condition, and results of operations. The new presidential administration and Congress may seek to repeal or curtail the tax credits under the Inflation Reduction Act, as well as its other tax provisions intended to incentivize renewable energy technologies. Changes in laws related to the tax credits under the Inflation Reduction Act, or changes in interpretations of such laws, communications with regulatory agencies, transactions or agreements with third parties, and/or evolving interpretations of the Final Regulations may result in a material change in our estimate of tax credits to which we may be entitled, which could materially affect our business, financial position and results of operations. Finally, the Supreme Court’s recent decision in Loper Bright Enterprises v. Raimondo, which restricted federal agencies’ ability to interpret vague or broad legislation, could introduce uncertainty around applicable agency regulations and, therefore, negatively impact the demand for our services. See Part I, Item I - Business - Regulations for further discussion of government programs and incentives.
We have operations in the United States, which exposes us to multiple federal, state and local regulations. Changes in applicable law, regulations or requirements, or our material failure to comply with any of them, can increase our costs and have other negative impacts on our business.
Applicable laws and requirements address multiple aspects of our operations, such as worker safety, consumer rights, data privacy, cybersecurity, employee benefits and more, and can often have different requirements in different jurisdictions. Changes in these requirements, or any material failure to comply with them, could increase our costs, affect our reputation, limit our business, drain management’s time and attention or otherwise, generally impact our operations in adverse ways.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations governing data privacy and cybersecurity and any failure to comply with these laws, regulations, rules, standards and contractual obligations could expose us to liability and/or reputational damage. Compliance with these laws, regulations, rules and standards may require us to change our policies, procedures and technology for data privacy and cybersecurity, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws, regulations, rules and standards.

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
We have been issued patents in, or have patent applications pending in the United States, North America, Europe, South America, Asia and Australia. We cannot guarantee that any of our pending applications will be approved or that our existing and future intellectual property rights will be sufficiently broad to protect our proprietary technology, and any failure to obtain such approvals or finding that our intellectual property rights are invalid or unenforceable could force us to, among other things, rebrand or redesign our affected products. In countries where we have not applied for patent protection or where effective intellectual property protection is not available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be infringed, misappropriated or otherwise violated.

Our intellectual property may be stolen or infringed, misappropriated or otherwise violated. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control which may lead to the theft of our intellectual property or trade secrets or business disruption, including inappropriate retention or disclosure of trade secrets by current or former employees. To the extent that any disruption or security breach results in a loss or damage to our data or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees and lead to claims against the company. Any lawsuits that we may initiate to protect our significant investment in our intellectual property also may consume management and financial resources for long periods of time and may not result in favorable outcomes, which may adversely affect our business, results of operations or financial condition.
Third parties may assert that we are infringing, misappropriating or otherwise violating their intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
Our competitors and other third parties hold numerous patents related to technology used in our industry. From time to time, we may be subject to claims of intellectual property infringement, misappropriation or other violation and related litigation, and, if we gain greater recognition in the market, we will face a higher risk of being the subject of claims that we have violated others’ intellectual property rights. While we believe that our products and technology do not infringe, misappropriate or otherwise violate in any material respect upon any valid intellectual property rights of third parties, we cannot be certain that we would be successful in defending against any such claims. If we do not successfully defend or settle intellectual property claims, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content, or brands. To avoid a prohibition, we could seek a license from the applicable third party, which could require us to pay significant royalties, increasing our operating expenses. If a license is not available at all or not available on reasonable terms, then we may be required to develop or license a non-violating alternative, either of which could require significant effort and expense. If we cannot license or develop a non-violating alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Any of these results would adversely affect our business, financial condition, and results of operations.

Risks Related to Our Securities
Under the terms of the Credit Agreement, the SPA and the securities issued thereunder, current stockholders may be subject to significant dilution, and the voting power of the currently outstanding common stock could be significantly diluted.
As of February 26, 2025, there were 226,599,297 shares of common stock issued and outstanding and an aggregate of 253,238,633 shares of common stock issuable upon the conversion or exercise of outstanding convertible securities (as calculated under the Credit Agreement and the SPA), including 158,433,112 shares of common stock underlying the Warrant (as defined below) and Preferred Stock (as defined below) issued to Cerberus under the Credit Agreement and the SPA (the “Cerberus Securities”).
If the Company fails to meet all of the remaining milestones as of the final milestone measurement date under the Delayed Draw Term Loan, Cerberus would be entitled to receive additional shares of Series B Preferred Stock (as defined below) or Warrants aggregating to a maximum Applicable Percentage of 37.0% (originally 49.0%), or assuming the number of the Company’s outstanding shares of common stock on a fully diluted basis does not change after February 26, 2025, Preferred Stock and Warrants with respect to an aggregate of 177,540,034 shares of Common Stock, including the Cerberus Securities already issued to Cerberus. Such shares of Preferred Stock and Warrants are directly or indirectly convertible into or exercisable for shares of common stock, subject only to a beneficial ownership cap of 49.9% of the issued and outstanding common stock of the Company. Furthermore, the Certificates of Designation governing the Series B Preferred Stock (the “Series B Certificates of Designation”) contain preemptive rights that permit the holders of Series B Preferred Stock to participate in certain future equity offerings by the Company.

In addition, if the Company were to issue additional shares of common stock or securities convertible or exercisable into common stock or trigger anti-dilution protection under the Cerberus Securities, the Cerberus Securities may become convertible or exercisable into additional shares of common stock. The issuance, pursuant to the terms of the Cerberus Securities, of common stock will dilute the percentage ownership interest of all stockholders, could dilute the book value per share of the common stock and will increase the number of the Company’s outstanding shares, and upon conversion or exercise would dilute the voting power of the common stock, which could cause the market price of our common stock to decrease. Depressed trading prices of our common stock could further impair our ability to raise sufficient capital to carry on our business.
We currently have a significant number of outstanding securities that are exercisable for or convertible into our common stock, which could result in significant additional dilution and downward pressure on our stock price. Future issuances of our common stock, including common stock that may be issuable pursuant to outstanding warrants or other convertible securities, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
In addition to the Cerberus Securities, the Company has issued the IPO Warrants, the 2021 Convertible Notes, the AFG Convertible Notes and warrants issued pursuant to the April, May and December 2023 Public Offering, which are each exercisable for or convertible into common stock at certain exercise or conversion prices per share. See Note 14, Warrants Liability for further discussion. The issuance of shares of common stock upon exercise or conversion of our warrants or convertible securities would result in significant additional dilution to our current stockholders, which could adversely affect the price of our common stock and the terms on which we could raise additional capital. If we sell additional shares of common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.
To the extent that any shares of common stock are issued upon exercise or conversion of any of these securities, there will be an increase in the number of shares of common stock eligible for resale in the public market. Sales of a substantial number of such shares in the public market could adversely affect the market price of our common stock.
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

Our Board of Directors has overall oversight responsibility for our cybersecurity model. Our overarching cybersecurity programs are under the direction of the Eos leadership team and directly supported by the efforts of the ITD. The ITD, led by the Director of ITD, reports to the Chief Financial Officer ("CFO") of the Company. With over 8 years of experience leading cybersecurity teams and programs, our Director of ITD leverages a combination of internal and external systems and security experts to keep our CFO informed of potential risks to the organization. The Director of ITD is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs and systems. Management reports material cybersecurity risks to our Board of Directors on an annual basis. In addition, our management follows a risk-based escalation process to notify the Board of Directors outside of the regular reporting cycle when they identify an emerging risk or material issue.
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see Part I, Item 1A- Risk Factors in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Edison, New Jersey, in an office consisting of approximately 63,000 square feet of office, testing and product design space. We have a ten-year lease on our corporate headquarters, which expires on September 14, 2026.
Our manufacturing facility is located in the Turtle Creek, Pittsburgh area in Pennsylvania. In January 2022, the Company entered into a new lease agreement for a building next to our existing manufacturing site. In 2023, we entered into lease agreements for additional space and facilities in Turtle Creek, Pennsylvania. See Note 15, Leases for further discussion. As the Company finalizes the procurement, construction, and implementation timeline to bring line 2 into full operation, Eos is simultaneously beginning to search for an additional factory location outside the Mon Valley.

ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations. While the outcomes of these types of claims are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
The following is also disclosed in Note 17, Commitments and Contingencies to our Consolidated Financial Statements included elsewhere in this Annual Report.
Class Action Complaints
On March 8, 2023, a class action lawsuit (the “Delman Complaint”) was filed in the Court of Chancery of the State of Delaware by plaintiff Richard Delman (the “Delman Plaintiff”) against certain defendants including the Company’s former directors (the “Delman Defendants”). Neither the Company nor Eos Energy Storage LLC were named as a defendant in the Delman Complaint, but each was identified as a relevant non-party, and the Company has indemnification obligations relating to the lawsuit. On June 26, 2024, the parties to the Delman Complaint as well as the Company entered into a definitive Stipulation and Agreement of Settlement, Compromise, and Release and related documents (collectively, “Settlement Agreement”), pursuant to which the Delman Plaintiff agreed to release all claims against the Delman Defendants in exchange for a settlement payment of $8.5 million (the “Settlement Amount”), funded by the Company’s D&O liability insurers, subject to the Company’s retention of $1.0 million consisting of payment of legal fees of the Delman Defendants. On October 17, 2024, the Court of Chancery approved the Settlement Agreement and entered the Final Judgment subject to the payment of Settlement Amount. On December 10, 2024, the Settlement Amount was fully paid to the Delman Plaintiff by the Company’s D&O liability insurers.

On August 1, 2023, a class action lawsuit (the “Houck Complaint”) was filed in the United States District Court of New Jersey by plaintiff William Houck (the “Houck Plaintiff”) against the Company and three individual officers: the Company’s Chief Executive Officer, its former Chief Financial Officer, and its current Chief Financial Officer (with the Company, the “Houck Defendants”). The Houck Complaint alleges that the Houck Defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s contractual relationship with a customer and about the size of the Company’s order backlog and commercial pipeline. On November 8, 2024, the District Court granted the renewed motion to dismiss filed by the Houck Defendants. On January 23, 2025, the Company filed a Notice and Request for Entry of Final Judgment with the District Court. The Company is awaiting the District Court’s entry of Final Judgment.
On November 5, 2024, a shareholder derivative lawsuit (the “Hyung Complaint”) was filed in the United States District Court of the District of New Jersey by plaintiff Jung Jae Hyung (the “Hyung Plaintiff”) against certain defendants including the Company’s current Chief Executive Officer, the Company’s current Chief Financial Officer, and five of the Company’s current Directors and one former Director (the “Hyung Defendants”). The Hyung Complaint alleges that the Hyung Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s contractual relationship with a customer and about the size of the Company’s order backlog and commercial pipeline. The Company intends to vigorously contest this matter.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Eos's shares of common stock and warrants are traded on The Nasdaq Capital Market under the ticker symbols “EOSE” and “EOSEW”, respectively.
As of February 26, 2025, there were 174 holders of record of Eos common stock.
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
Inflation and cost factors - During 2024, the effects of the Federal Reserve’s interest rate hikes in 2022 and in the first half of 2023 had an impact on reducing inflation back towards normal levels. This eased many investor concerns and worked to stabilize the cost of purchasing supplies and raw materials for the Company.
DOE Loan Facility
On November 26, 2024, the Company entered into the DOE Loan Facility. The DOE Loan Facility is a key step in advancing the Company's Project American Made Zinc Energy ("AMAZE") and is expected to fund the expansion of Eos’ manufacturing capacity to 8 GWh by 2027 to meet the growing demand for longer duration battery energy storage systems. The DOE Loan Facility provides for up to $303.5 million in funding, including capitalized interest.

The DOE Loan Facility provides for a multi draw term loan facility under a series of at least two and, if the Company elects, up to four tranches of the loan (each, a “Tranche”), subject to the achievement of certain funding conditions, with each Tranche corresponding to the production, maintenance and development, and operation of a given production line to be funded using the proceeds of such Tranche and the principal amount of each Tranche consisting of a maximum principal amount designated for such Tranche in the DOE Loan Facility. Each Tranche provides the Company funding for 80% of the Eligible Project Costs (as defined in the DOE Loan Facility) associated with the corresponding production line, with the Company responsible for funding the remaining 20% of the Eligible Project Costs.
Through December 31, 2024, the Company has received funding under the DOE Loan Facility for an aggregate amount of $68.3 million, at an interest rate of 4.791% for eligible project costs incurred through December 6, 2024. These costs are a portion of Tranche 1 of the DOE Loan Facility. Tranche 1 provides up to $102.0 million for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools, with a projected annual production capacity of approximately 1.25 GWh ("Line 1").
Inflation Reduction Act of 2022 (“IRA”)
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. One of the most important features of the IRA is that it offers a 10-year term tax credit, whereas historically similar industrial credits have been shorter in duration. Customers placing new energy storage facilities in service, which include our Gen 2.3 and Z3™ BESS, could qualify for an investment tax credit (“ITC”). The IRA also offers an extra ten percent credit if the project is in an “energy community” and another ten percent credit if the project satisfies domestic content requirements. The ten percent bonus for domestic content could represent a strategic advantage for the Company resulting from the Company’s near-sourcing and Made in America strategy, and we believe that projects utilizing Eos batteries qualify for the bonus.
Production Tax Credits under Internal Revenue Code 45X (“PTC”) can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. These tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. In April 2024, the IRS issued final regulations related to applicable tax credit transferability and direct pay provisions of the Inflation Reduction Act. The Company has reviewed these regulations and believes they do not have a material impact on the financial statements.
Company Highlights
•In January 2024, the Company entered into a supply agreement with TETRA Technologies, Inc (“TETRA”) that further expanded this partnership. TETRA is a leading global energy services and solutions company. This supply agreement designates TETRA as the preferred strategic supplier of electrolyte products for the Company’s Eos Z3™ long duration energy storage cube.
•In February 2024, the Company entered into a multiyear pricing agreement with SHPP US LLC, a Saudi Basic Industries Corporation (“SABIC”) affiliate, to supply conductive composite thermoplastic for the Eos Z3™ battery module. The Company and SABIC have worked collaboratively to develop a solution using one of SABIC’s new resin materials to replace the titanium used in prior Eos battery iterations.
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
•In June 2024, the Company recognized a gain on debt extinguishment of $68.5 million from the payoff of the Senior Secured Term Loan.
•In June 2024, the Company completed the installation of the first state of the art line in its Turtle Creek facility and began commercial production of batteries off the new line to be delivered to customer sites.
•In June 2024, the Company announced that Nick Robinson, Senior Managing Director on the Supply Chain and Strategic Opportunities team of Cerberus, joined the Company’s Board of Directors.
•In July 2024, the Company and Indian Energy announced an agreement to expand its existing relationship. The expanded agreement with Indian Energy added 25 MWh of storage to the existing 35 MWh order for an overall project size of 60 MWh.
•In July 2024, the Company regained compliance with the minimum continued listing criteria set forth in Nasdaq Listing Rule 5550(a)(2) as of July 9, 2024, based on the closing bid price of the Company’s common stock being at or above $1.00 per share for the 10 consecutive business days from June 24, 2024 to July 8, 2024. The Company's stock price has performed well above the minimum listing throughout the remainder of 2024 and closed at $4.86 at December 31, 2024.
•In July 2024, the Company announced that Gregory Nixon, Head of Strategic Investments for Cerberus, joined the Company’s Board of Directors.
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
•In November 2024, the Company announced a new customer agreement with City Utilities (CU) to provide 216 MWh of energy storage for two project sites in Missouri.
•In November 2024, the Company signed a Memorandum of Understanding (MOU) with Wabash (NYSE: WNC), a world-class provider of advanced engineering and operational solutions for the transportation, logistics, and distribution industries. The proposed partnership would accelerate Eos’ ability to deliver large-scale battery energy storage systems (BESS) through Wabash’s manufacturing and supply chain expertise and national distribution network.
•In November 2024, the Company entered into the DOE Loan Facility which provides an aggregate principal amount of up to $277.5 million and an aggregate capitalized interest of up to $26.0 million. Through December 31, 2024, the Company has drawn down an aggregate of $68.3 million of principal under the DOE Loan Facility, at an interest rate of 4.791%, for eligible project costs that the Company has incurred or is expected to incur through December 6, 2024. These costs are a portion of Tranche 1 of the DOE Loan Facility, which are related to Line 1.
•In December 2024, the Company announced a 400 MWh standalone storage order with International Electric Power (“IEP”). This marks the second agreement and third project with IEP, a leading developer in the energy space deploying multiple technologies, and builds on Eos’ successful prior delivery of its battery systems to a Texas-based IEP project earlier this year.

•In December 2024, the Company and FlexGen Power Systems (“FlexGen”) announced they have signed a Joint Development Agreement (JDA) to develop and introduce America’s first fully-integrated, domestic BESS solution to the market by combining Eos’ Z3™ batteries with the FlexGen HybridOS™ Energy Management System (EMS). The agreement is mutually beneficial as it complements each company’s opportunity pipeline and advances their commitment to commercializing safe and reliable, U.S. manufactured, BESS solutions to customers.
•In December 2024, the Company announced its search for a new manufacturing facility in addition to the Mon Valley Works expansion under Project AMAZE. This expansion is part of the Company’s broader strategy to scale up its operations to meet the rapidly growing demand for renewable energy solutions and to further its commitment to American manufacturing and energy independence.
•In December 2024, the Company announced that David Urban, Managing Director at BGR Group and Of Counsel at Torridon Law PLLC, joined the Company’s Board of Directors.
•The Company conducted a Section 382 ownership shift analysis through December 31, 2024. Based on the analysis, the Company expects to be able to utilize approximately $741.2 million of Federal Net Operating Loss Carryforwards, with the majority being available for use by December 31, 2029. The remaining balance will become available over time.
•In January 2025, the Company successfully achieved all operational milestones that guarantees final $40.5 million under the $210.5 million Delayed Draw Term Loan to further solidify its position as a leader in American energy storage systems. Successfully meeting these performance milestones will enable the Company to fuel its ongoing operations, U.S. production expansion, and the creation of an American energy storage powerhouse, without the need to raise additional capital via debt or additional equity offerings.
•With the Delayed Draw Term Loan fully funded, combined with DOE loan facility's first disbursement in December 2024, Eos has a strong foundation and sufficient capital to continue implementing Project AMAZE. The Company is executing its strategy to scale production into strong customer demand for long duration energy storage. Cash from customer projects now play an important role in funding working capital and our American-made system can play a critical role in America achieving energy independence. The $210.5 million Delayed Draw Term Loan ("DDTL") is now fully funded, driven by the Company consistently achieving key operational milestones related to the Company’s state-of-the-art manufacturing line, raw materials cost-out, Z3 technology performance improvement and orders backlog cash conversion. The Company surpassed its January raw materials cost-out target by 6% while delivering manufacturing cycle times below 10 seconds to further demonstrate continued operational efficiency and progress.

Results of Operations
Revenue

	For the Years Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenue	$15,606	$16,378	$(772)	(5)%
The Company generates revenues from the delivery of its BESS and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
Revenue slightly decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to reduced production and deliveries due to the installation of the Company’s new manufacturing line.
Cost of goods sold

	For the Years Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Cost of goods sold	$98,867	$89,798	$9,069	10%
Cost of goods sold primarily consists of direct costs relating to labor, material and overhead directly tied to product assembly, procurement and construction (“EPC”), project delivery, commissioning and start-up test procedures. Indirect costs included in cost of goods sold are manufacturing overhead such as equipment maintenance, environmental health and safety, quality and production control procurement, transportation, logistics, depreciation and facility-related costs. As a nascent technology with a new manufacturing process that is early in its product lifecycle, the Company still faces significant costs associated with production start-up, commissioning of various components, modules and subsystems and other related costs. For the year ended December 31, 2024, the Company recognized $3.8 million reduction of cost of goods sold related to the IRA PTC. The Company expects its cost of goods sold to exceed revenues in the near term as it continues to scale production and prepares battery energy storage systems delivered to customers to go-live.
Cost of goods sold increased by $9.1 million, or 10% from $89.8 million for the year ended December 31, 2023 to $98.9 million for the year ended December 31, 2024. The increase in cost of goods sold from 2023 to 2024 was primarily due to an increase in project commissioning costs on previously delivered projects, revaluations of inventory balances, along with the underutilization and absorption of labor and overhead associated with implementing the new line.
Research and development expenses

	For the Years Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
R&D expenses	$22,758	$18,708	$4,050	22%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation and amortization of intangible assets.
Research and development costs increased by $4.1 million or 22% from $18.7 million for the year ended December 31, 2023, to $22.8 million for the year ended December 31, 2024. The increase in research and development costs was driven by higher spending on materials and supplies related to the implementation of the automated line, as well as an increase in payroll and personnel costs.

Selling, general and administrative expenses

	For the Years Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
SG&A expenses	$60,047	$53,650	$6,397	12%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing, and public company costs.
Selling, general and administrative expenses increased by $6.4 million or 12%, from $53.7 million for the year ended December 31, 2023 to $60.0 million for the year ended December 31, 2024. The increase was primarily driven by higher consulting fees and payroll, partially offset by decrease in legal fees.
Loss from write-down on property, plant and equipment

	For the Years Ended December 31,
($ in thousands)	2024	2023
Loss from write-down on property, plant and equipment	$9,133	$7,159
The Company incurred losses of $9.1 million and $7.2 million from write-downs of property, plant and equipment for the years ended December 31, 2024 and 2023, respectively. The 2023 write-downs were mainly due to replacement of equipment, outsourcing of certain production processes and the shift in production from the Gen 2.3 battery system to the Z3™ battery system. The 2024 write-downs were primarily related to design changes from the Z3™-Phase 1 to Z3™-Phase 2 production in which the Phase 1 production assets could not be utilized or repurposed for Phase 2 production. Additionally, the 2024 amount contains costs for disposal of equipment and tooling that was used for manufacturing of the Gen 2.3 battery, but cannot be repurposed for the Eos Z3 battery production.
Interest expense, net

	For the Years Ended December 31,
($ in thousands)	2024	2023
Interest expense, net	$(8,718)	$(18,770)
Interest expense, net includes expenses for accrued interest, amortization of debt issuance costs and debt discounts.
Interest expense, net decreased by $10.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. This was mainly due to lower interest expense recognized from the Senior Secured Term Loan due to the loan's extinguishment in June 2024. See Note 13, Borrowings for detail of interest expense recognized for the Senior Secured Term Loan.
Interest expense - related parties

	For the Years Ended December 31,
($ in thousands)	2024	2023
2021 Convertible Note Payable interest and amortization	$(14,299)	$(12,393)
AFG Convertible Note interest and amortization	(6,114)	(4,631)
AFG Convertible Note loss on issuance	—	(2,873)
Yorkville Promissory Notes loss on issuance	—	(17,569)
Capitalized interest from construction in progress assets	914	—
Interest expense, related parties	$(19,499)	$(37,466)

See Note 13, Borrowings for further discussion.
Change in fair value of debt - related party
The change in the fair value of debt - related party of $33.8 million for the year ended December 31, 2024, related to the Delayed Draw Term Loan. The primary factors contributing to the fair value change was the extension of the maturity date and timing of future cash flows of the DDTL netting with a debt yield reduction which decreased from 47.5% to 30.0% during the year ended December 31, 2024. The change in fair value applicable to the debt yield reduction is included in Change in fair value of debt - credit risk in Accumulated other comprehensive (loss) income.

For the years ended December 31, 2024 and 2023, the change in fair value of warrants was composed of the items below:

For the Year Ended December 31, 2024
($ in thousands)	Change in Fair Value
IPO warrants	$(214)
April 2023 Transaction	(50,124)
May 2023 Transaction	(11,582)
December 2023 Public Offering	(109,306)
Change in fair value of warrants	$(171,226)

	For the Year Ended December 31, 2023
($ in thousands)	Loss on issuance	Change in Fair Value	Net (Loss) Gain
IPO warrants	$—	$23	$23
April 2023 Transaction	(26,366)	18,330	(8,036)
May 2023 Transaction	(5,267)	3,403	(1,864)
December 2023 Public Offering	(21,294)	6,191	(15,103)
Change in fair value of warrants	$(52,927)	$27,947	$(24,980)
Change in fair value of derivatives - related parties

	For the Years Ended December 31,
($ in thousands)	2024	2023
Change in fair value of embedded derivatives - related parties	$(39,932)	$9,983
Change in fair value of warrants - related parties	(365,456)	—
Change in fair value of derivatives - related parties	$(405,388)	$9,983
The change in the fair value of embedded derivatives - related parties, was due to our convertible debt (See Note 13, Borrowings) and the change in fair value of warrants - related parties was due to changes in fair value of our SPA Warrant and contingent warrants (See Note 14, Warrants Liability).

Gain (loss) on debt extinguishment

	For the Years Ended December 31,
($ in thousands)	2024	2023
Gain (loss) on debt extinguishment	$68,478	$(3,510)
The Company recognized a gain on debt extinguishment of $68.5 million for the year ended December 31, 2024 from the payoff of the Senior Secured Term Loan.
The Company recognized a loss on debt extinguishment of $3.5 million for the year ended December 31, 2023 from the issuance of common stock upon Yorkville's redemption of their convertible promissory notes.
Other expense

	For the Years Ended December 31,
($ in thousands)	2024	2023
Other expense	$(8,120)	$(1,795)
Other expense of $8.1 million for the year ended December 31, 2024 primarily included loss from derecognition of loan commitment assets during 2024 from the Credit and Securities Purchase Transaction. See Note 3, Credit and Securities Purchase Transaction, for more information.
Other expense of $1.8 million for the year ended December 31, 2023 included equity issuance costs from the April, May, and December 2023 equity and warrant issuances.
Income tax expense

	For the Years Ended December 31,
($ in thousands)	2024	2023
Income tax expense	$21	$31
Income tax expense of approximately $0.02 million and $0.03 million was recorded for the years ended December 31, 2024 and 2023. The taxes are attributable to taxable earnings from the Company’s foreign operations which were insignificant for all periods presented.
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

As disclosed in Note 3, Credit and Securities Purchase Transaction, on June 21, 2024, the Company entered into a financing transaction with CCM Denali Debt Holdings, LP, an affiliate of Cerberus Capital Management LP (herein after referred to as “Cerberus”, “Denali”, “Lender”, “Holder”). As a result of this transaction, Cerberus agreed to provide a $210.5 million secured multi-draw facility to be made in four installments (the “Delayed Draw Term Loan”) as well as a $105.0 million revolving credit facility (“Revolving Facility”), to be made available beginning June 21, 2026, at Cerberus’ sole discretion and only if the Delayed Draw Term Loan is fully funded. As of the issuance date, the Delayed Draw Term Loan was fully funded. As part of the Credit and Securities Purchase Transaction, Cerberus received warrants and preferred stock resulting in a 33% ownership position in the Company as of the issuance date. This ownership percentage represents $644.8 million in market capitalization based on the February 27, 2025 closing share price of the Company’s common stock.
As disclosed in Note 13, Borrowings, on November 26, 2024, the Company successfully closed on the DOE Loan Facility, which provides the Company with up to $303.5 million in funding, including capitalized interest, subject to the achievement of certain funding conditions. The DOE Loan Facility provides for a multi draw term loan facility under a series of at least two and, if the Company elects, up to four tranches, subject to the achievement of certain conditions, with each tranche corresponding to the production, maintenance and development, and operation of a given production line to be funded using the proceeds of such tranche. The DOE Loan Facility specifies the maximum amount subject to each tranche (Tranche 1: $102.0 million; Tranche 2: $117.3 million; Tranche 3: $71.8 million; and Tranche 4: $12.3 million), and any amounts which are not withdrawn under a specified tranche cannot be allocated to another tranche. Through December 31, 2024, the Company had drawn down $68.3 million under Tranche 1.
As of the date the accompanying Consolidated Financial Statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the year ended December 31, 2024, the Company incurred a net loss of $685.9 million. Adjustments to reconcile the net loss to cash used in operations are primarily from non-cash items on the Consolidated Statements of Cash Flows. The non-cash items totaled $549.2 million. The Company incurred negative cash flows from operations of $153.9 million and had an accumulated deficit of $1,561.7 million as of December 31, 2024.
•As of December 31, 2024, the Company had $74.3 million of unrestricted cash and cash equivalents available to fund the Company’s operations, and working capital of $114.9 million, which includes loan commitment assets of $21.7 million classified as current assets on the Consolidated Balance Sheets.
•On June 21, 2024, upon closing of the Credit and Securities Purchase Transaction, Cerberus funded the Company $$75.0 million of the initial draw, and the Company received $71.3 million, net of the 5.0% original issue discount. On August 29, 2024, Cerberus funded the Company $30.0 million (“August Draw”), and the Company received $28.5 million, net of the 5.0% original issue discount. On November 1, 2024, Cerberus funded the Company $65.0 million related to the October 31, 2024 tranche (“October Draw” or “October Tranche”), and the Company received $61.8 million, which is net of the 5.0% original issue discount. On January 24, 2025, Cerberus funded the Company the final $40.5 million related to the January 31, 2025 tranche (“January 2025 Draw”). Subsequent to the January 2025 Draw, the Delayed Draw Term Loan has been fully funded.
•Through December 31, 2024, under the DOE Loan Facility, the Company drew down $68.3 million for the eligible project cost that the Company had incurred through December 6, 2024. These costs are a portion of Tranche 1 of the DOE Loan Facility. Tranche 1 provides up to $102.0 million for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools. In the event the Company does not achieve certain funding conditions and the DOE chooses not to continue funding, the Company would need to seek alternative sources of capital, which may not be available on favorable terms or at all.

•The Credit and Securities Purchase Transaction and the DOE Loan Facility contain certain quarterly financial covenants, which include (a) Minimum Liquidity, (b) Minimum Consolidated EBITDA, and (c) Minimum Consolidated Revenue (collectively, the “financial covenants”). As of the fiscal quarter ended December 31, 2024, the only financial covenant in effect was Minimum Liquidity. As of December 31, 2024, the Company was in compliance with this covenant, as well as all non-financial covenants and expects to remain in compliance with the Minimum Liquidity covenant over the next twelve month beyond the issuance date. The Minimum Consolidated EBITDA and Minimum Consolidated Revenue financial covenants are effective starting fiscal quarter ending December 31, 2025. As of December 31, 2024, the Company expects that it may be unable to remain in compliance with the Minimum Consolidated EBITDA and Minimum Consolidated Revenue financial covenant beginning December 31, 2025, absent the Company’s ability to secure a waiver or amend the Credit and Securities Purchase Transaction and the DOE Loan Facility. In the event the Company is unable to comply with the financial and non-financial covenants as of December 31, 2025, and the Company is unable to secure a waiver, Cerberus and DOE may, at their discretion, enter into a forbearance agreement with the Company and/or exercise any and all of their existing rights and remedies, which may include, among other things, asserting their rights in the Company’s assets securing the loans. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing agreements with the Company.
•In the event the Company’s ongoing efforts to raise additional outside capital are unsuccessful, the Company will be unable to meet its obligations as they come due over the next twelve month beyond the issuance date. In such an event, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors and/or allowing the Company to become insolvent.
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
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During 2024, the Company closed on the following capital transactions:
•Under the ATM offering program, for the year ended December 31, 2024, the Company sold 16,627,523 shares raising proceeds of $14.1 million, net of fees paid to Cowen, at an average selling price of $0.87 per share.
•The Company secured a strategic investment of up to $315.5 million from Cerberus. The investment by Cerberus is structured as a $210.5 million Delayed Draw Term Loan to be made in four installments. On June 21, 2024 the first installment of $75.0 million was funded, on August 29, 2024, the second draw of $30.0 million was funded, on October 31, 2024 the third draw of $65.0 million was funded, and on January 24, 2025, the final draw of $40.5 million was funded. As part of the strategic investment, a $105.0 million Revolving Facility can be made available to the Company at the Lenders’ sole discretion and only if the Delayed Draw Term Loan is fully funded.

•On November 26, 2024, the Company entered into the DOE Loan Facility which provides for an aggregate principal amount of up to $277.5 million of borrowings and an aggregate capitalized interest of up to $26.0 million. Through December 31, 2024, the Company has drawn down $68.3 million under the DOE Loan Facility, at an interest rate of 4.791% for eligible project costs that the Company has incurred through December 6, 2024. These costs are a portion of Tranche 1 of the DOE Loan Facility, which are related to Line 1. Additional draws under the DOE Loan Facility are subject to our achievement of certain funding conditions, with each Tranche corresponding to the production, maintenance and development, and operation of a given production line to be funded using the proceeds of such Tranche and the principal amount of each Tranche consisting of a maximum principal amount designated for such Tranche in the DOE Loan Facility. Each Tranche provides the Company funding for 80% of the Eligible Project Costs (as defined in the DOE Loan Facility) associated with the corresponding production line, with the Company responsible for funding the remaining 20% of the Project Costs.
See Note 13, Borrowings, and Note 20, Shareholders' Equity for all of the Company’s outstanding debt and equity transactions.
Capital Expenditures
Although the Company expects capital expenditures and working capital requirements to increase as it seeks to execute its growth strategy, total capital expenditures for the years ended December 31, 2024 and December 31, 2023 were $33.2 million and $29.3 million, respectively. The increase in capital expenditures in 2024 was primarily driven by costs incurred for Phase 2 production of the Z3™ battery system. See Note 7, Property, Plant and Equipment for further discussion.
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
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	For the Years Ended December 31,
($ in thousands)	2024	2023
Net cash used in operating activities	$(153,936)	$(145,018)
Net cash used in investing activities	(33,186)	(29,461)
Net cash provided by financing activities	205,834	227,918
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.
Net cash used in operating activities of $153.9 million for the year ended December 31, 2024 was primarily driven by a net loss of $685.9 million, adjusted for non-cash items of $549.2 million. Non-cash items primarily related to stock compensation expense, depreciation and amortization, non-cash interest expense, gain on debt extinguishment, loss from the write-down of property, plant and equipment, and changes in fair value of debt, warrants and derivatives. The net cash outflows from changes in operating assets and liabilities of $17.2 million was primarily driven by an increase in inventory of $20.5 million, decrease in accrued expenses of $14.7 million, and increase in contract assets of $5.7 million, partially offset by an increase in contract liabilities of $19.7 million.

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
Cash flows from investing activities:
Net cash flows used in investing activities for the year ended December 31, 2024 were primarily composed of payments made for purchases of property, plant and equipment of $33.2 million.
Net cash flows used in investing activities for the year ended December 31, 2023 were primarily composed of payments made for purchases of property, plant and equipment of $29.3 million, which included costs incurred for development and construction of a fully automated manufacturing line for the Z3™ battery.
Cash flows from financing activities:
Net cash provided by financing activities was $205.8 million for the year ended December 31, 2024. This was primarily due to the proceeds received from the Credit and Securities Purchase Transaction of $160.3 million, DOE Loan of $66.6 million, and issuance of common stock of $14.1 million. The proceeds were partially offset by payoff of the Senior Secured Term Loan of $19.9 million, debt issuance costs related to the Credit and Securities Purchase Transaction and DOE Loan of $18.1 million, payments on the equipment financing facility of $3.3 million and share repurchases from employees for tax withholding of $1.2 million.
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
Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of December 31, 2024, this is comprised of the following:
•Future lease payments, including interest, under non-cancellable operating and financing leases of $4.2 million. The leases expire at various dates prior to 2028. See Note 15, Leases to our Consolidated Financial Statements included elsewhere in this Annual Report.
•In accordance with the Insurer Letter Agreement, the Company shall pay to the Atlas Insurers $4.0 million on June 30, 2025, subject to the absence of certain events of default under the Credit Agreement.
•Principal and Interest payments related to the following debt obligations. See Note 13, Borrowings to our Consolidated Financial Statements included elsewhere in this Annual Report.

Future Debt Payments
AFG Convertible Notes - due June 2026 (1)	$32,468
2021 Convertible Notes Payable – due June 2026	134,261
Delayed Draw Term Loan - due June 2034 (1)	701,508
Equipment financing facility - due April 2025 and April 2026	2,596
DOE Loan Facility - due June 2034 (1)	91,470
Total	$962,303
(1) As of December 31, 2024, the Company is obligated to repay future contractual interest payments for these borrowings in-kind.
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
Warranty Liability
The Company generally provides a standard warranty for a period of two years. We also provide extended warranties and performance guarantees, which are identified as separate performance obligations in the Company's contracts with customers. We accrue warranty reserves at the time of recording the sale. Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, which is based on various factors including actual claim data to date, results of lab testing, factory quality data, and field monitoring. Due to limited claim experience since commercialization of our product, and the potential for variability in these underlying factors, the difference between our estimated costs and our actual costs could be material to our Consolidated Financial Statements. If actual product failure rates or the frequency or severity of reported claims differ from our estimates, we may be required to revise our estimated warranty liability. We will also update actual warranty experience to determine warranty reserves as such experience becomes available. We review our reserves at least quarterly, seeking to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited at the early stage in the commercialization of our products and, the adjustments that we record may be material. Thus, it is likely that as we sell additional BESS, we will acquire additional information on the projected costs to repair or replace items under warranty and may need to make additional adjustments (See Note 10, Accrued Expenses to our Consolidated Financial Statements included elsewhere in this Annual Report).
Warrants Liability
The Company estimated the fair value of the April 2023 warrants, the May 2023 warrants, and the December 2023 warrants using the Black-Scholes model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, exercise price, risk-free interest rate, expected volatility, and time to expiration. The expected volatility involves unobservable inputs classified as Level 3 of the fair value hierarchy. The sensitivity of the fair value calculation to this assumption could create materially different results under different conditions or using different assumptions. See Note 16, Fair Value Measurement to our Consolidated Financial Statements included elsewhere in this Annual Report.

Convertible Notes and Embedded Derivatives
The Company estimated the fair value of the embedded conversion features in the 2021 Convertible Notes and the AFG Convertible Notes using a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy. The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions. See Note 16, Fair Value Measurements to our Consolidated Financial Statements included elsewhere in this Annual Report.
Instruments issued under the Credit and Securities Purchase Transaction (see Note 16, Fair Value Measurement)
The fair value of the Delayed Draw Term Loan was estimated using a discounted cash flow (“DCF”) method, based on the contractual cash flows discounted at an effective debt yield. The fair value of the loan commitment asset was estimated using the discounted cash flow model, based on the contractual cash flows discounted at the effective debt yield and considering the probability of achieving certain milestones. The fair value for the SPA Warrant is estimated based on its intrinsic value, using the Eos common stock closing price adjusted by a discount for lack of marketability (“DLOM”), less the exercise price of $0.01 for the SPA Warrant. A DLOM was applied considering the underlying shares of the SPA Warrants are unregistered. The fair value of the Contingent Warrants is estimated based on the underlying Eos common stock closing price adjusted by a DLOM using a Black-Scholes model, considering the probability of achieving certain milestones. A DLOM was applied considering the underlying shares of the Contingent Warrants are unregistered. The fair values for all these instruments are designated as level 3 measurements as they rely on significant unobservable inputs. The significant unobservable inputs for each of these instruments are detailed in Note 16, Fair Value Measurement), which include debt yield, DLOM, and milestones achievement expectations. The sensitivity of the fair value calculation to debt yield, DLOM, and milestones achievement expectations could create materially different results under different conditions or using different assumptions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Liquidity Risk
Liquidity risk arises from the general funding needs of the Company's activities and in the management of the Company's assets and liabilities. Our exposure to liquidity risk is dependent on our ability to raise funds to meet our obligations and sustain operations. We manage liquidity risk by continuously monitoring our actual and forecasted working capital requirements to ensure there is capital to meet short-term, long-term obligations, including our financial covenants under the DOE Loan Facility and Credit and Securities Purchase Transaction (see Note 13, Borrowings to our Consolidated Financial Statements included elsewhere in this Annual Report). As disclosed in Note 1, Overview to our Consolidated Financial Statements included elsewhere in this Annual Report, there is a substantial doubt about the Company's ability to continue as a going concern. In order to execute its development strategy, the Company has historically relied on outside capital to fund its cost structure and expects to continue to rely on outside capital for the foreseeable future. While the Company believes it will eventually reach a scale of profitability to sustain its operations, there can be no assurance the Company will be able to achieve such profitability or do so in a manner that does not require its continued reliance on outside capital. Moreover, while the Company has historically been successful in raising outside capital, there can be no assurance the Company will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to the Company.

Equity Price Risk
Equity price risk arises from security price volatility. The Company is subject to this risk due to the warrants issued, since they are measured at fair value. See Note 16, Fair Value Measurement for warrant valuations and fair values, as of December 31, 2024 and 2023, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EOS ENERGY ENTERPRISES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Eos Energy Enterprises, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eos Energy Enterprises, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and may be unable to remain in compliance with financial covenants required by borrowing arrangements absent the Company’s ability to secure additional outside capital or obtain a waiver, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Notes Payable and Warrants Liability - Refer to Notes 13, 14 and 16 to the financial statements
Critical Audit Matter Description
The Company’s 2021 Convertible Notes and AFG Convertible Notes (collectively “the Convertible Notes”) contain embedded conversion features that are required to be bifurcated from the Convertible Notes and measured at fair value at each reporting period. The Company estimates the fair value of the embedded conversion features using a binomial lattice model at the inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield, and expected volatility. The effective debt yield and the expected volatility involve unobservable inputs.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the (1) embedded conversion features in the Convertible Notes and (2) warrants included the following, among others:
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s valuation methodology and the significant assumptions used in determining the fair value of the embedded conversion features and warrants by:
◦Testing the source information underlying the fair value of the embedded conversion features and the warrants and the mathematical accuracy of the calculations.
◦Developing an independent estimate of the inputs and compared those to the inputs used in the fair value of the embedded conversion features and warrants.
•We evaluated the competency and objectivity of management’s expert engaged by the Company to perform the valuation of the embedded conversion features and warrants.
Financial Instruments Associated with the Credit and Securities Purchase Transaction - Refer to Notes 3, 13, 14 and 16 to the financial statements
Critical Audit Matter Description
On June 21, 2024, the Company entered into a (1) credit and guaranty agreement (the “Credit Agreement”) with CCM Denali Debt Holdings, LP, and (2) Securities Purchase Agreement (the “SPA”) with CCM Denali Equity Holdings, LP (collectively, CCM Denali Debt Holdings, LP and CCM Denali Equity Holdings, LP referred to as “Cerberus”) (collectively, the Credit Agreement and the SPA referred to as “Cerberus Agreements”).
In conjunction with the Cerberus Agreements, the Company also entered into a payoff letter agreement with ACP Post Oak Credit I LLC and other Atlas Lenders to settle all outstanding obligations under the Atlas Credit Agreement, which were deemed paid and satisfied in full.

Under the terms of the Credit Agreement, Cerberus agreed to provide a (1) $210.5 million secured multi-draw facility to be made in four installments (the “Delayed Draw Term Loan”) upon the achievement of certain performance milestones on dates specified in the Credit Agreement, and (2) $105.0 million revolving credit facility, to be made available beginning June 21, 2026, at Cerberus’ sole discretion and only if the Delayed Draw Term Loan is fully funded.
Under the terms of the SPA, the Company issued the following (1) a warrant to purchase 43,276,194 shares of Common Stock (the “SPA Warrant”), (2) 59 shares of Series A-1 Preferred Stock, and (3) upon the achievement of performance milestones on dates specified in the Credit Agreement, the Company issued at the option of Cerberus, preferred stock or warrants on common stock, up to an aggregate of 33.0% ownership limitation on a fully diluted basis at such time the Delayed Draw Term Loan is fully drawn (the “Contingent Warrants”). The Contingent Warrants were settled in Preferred Stock upon the successful funding of the Delayed Draw Term Loan on dates specified in the Credit Agreement.
Auditing the accounting for the instruments issued under the Cerberus Agreements, and the settlement of the obligations under the Atlas Credit Agreement, requires a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm with expertise in financial instruments.
The Credit Agreement contains loan commitment assets, which are required to be measured at fair value upon inception (June 21, 2024), with no subsequent remeasurement. The Company estimates the fair value of the loan commitment asset using the discounted cash flow model, based on the contractual cash flows discounted at the effective debt yield and considering the probability of achieving certain milestones. The milestone achievement expectations and the effective debt yield involve unobservable inputs.
The Company estimates the fair value of the debt issued under the Delayed Draw Term Loan at inception and on subsequent valuation dates using a discounted cash flow method, based on the contractual cash flows discounted at the effective debt yield. The effective debt yield involves unobservable inputs.
The Company estimates the fair value for the SPA warrant issued under the Securities Purchase Agreement at inception and on subsequent valuation dates based on its intrinsic value, using the Company’s common stock closing price adjusted by a discount for lack of marketability (“DLOM”), less the exercise price. The DLOM involves unobservable inputs.
The Company estimates the fair value of the Contingent Warrants issued under the Securities Purchase Agreement at inception and on subsequent valuation dates based on the Company’s common stock closing price adjusted by a DLOM using Black-Scholes option pricing model, considering the probability of achieving certain milestones. The milestone achievement expectations, the expected volatility, and the DLOM involve unobservable inputs.
Unlike the fair value of financial instruments that are readily observable and therefore more easily independently corroborated, the valuation of the financial instruments associated with the Cerberus Agreements is inherently subjective and involves the use of complex modeling tools. Auditing the fair value of the financial instruments associated with the Cerberus Agreements requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the (1) accounting of the instruments issued under the Cerberus Agreements, and the settlement of the obligations under the Atlas Credit Agreement, and (2) valuation of the financial instruments associated with the Cerberus Agreements included the following, among others:
•With the assistance of professionals in our firm with expertise in financial instruments, we evaluated the appropriateness of management’s accounting conclusions related to (1) the financial instruments issued under the Cerberus Agreements, and (2) the settlement of the obligations under the Atlas Credit Agreement.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s valuation methodology and the significant assumptions used in determining the fair value of the financial instruments issued under the Cerberus Agreements by:

◦Testing the source information underlying the fair value of the financial instruments issued under the Cerberus Agreements and the mathematical accuracy of the calculations.
◦Developing an independent estimate of the inputs and compared those to the inputs used in the fair value of the financial instruments issued under the Cerberus Agreements.
•We evaluated the competency and objectivity of management’s expert engaged by the Company to perform the accounting and valuation of the financial instruments associated with the Cerberus Agreements, and the settlement of the obligations under the Atlas Credit Agreement.

/s/ Deloitte & Touche LLP

New York, NY
March 4, 2025

We have served as the Company's auditor since 2017.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$74,292	$69,473
Restricted cash	14,070	3,439
Loan commitment assets - related party	21,731	—
Accounts receivable, net	3,038	3,387
Inventory	32,826	17,070
Vendor deposits	17,419	7,161
Contract assets, current	13,096	6,386
Prepaid expenses	938	1,082
Grant receivable, net	2,283	3,256
Other receivables	—	7,500
Other current assets	219	3,577
Total current assets	179,912	122,331

Property, plant and equipment, net	45,660	37,855
Intangible assets, net	240	295
Goodwill	4,331	4,331
Operating lease right-of-use asset, net	2,909	4,033
Long-term restricted cash	15,000	11,755
Other assets, net	12,266	5,892
Total assets	$260,318	$186,492

LIABILITIES
Current liabilities:
Accounts payable	$16,723	$20,540
Accrued expenses	22,032	32,332
Operating lease liability, current	1,879	1,496
Long-term debt, current	2,014	3,332
Contract liabilities, current	22,039	3,070
Other current liabilities	288	100
Total current liabilities	64,975	60,870

Long-term liabilities:
Operating lease liability	1,628	3,350
Long-term debt	65,823	88,002
Notes payable - related party	249,059	112,525
Contract liabilities, long-term	4,310	3,540
Warrants liability	189,591	27,461
Warrants liability - related party	266,630	—
Other liabilities	69	1,544
Total long-term liabilities	777,110	236,422
Total liabilities	842,085	297,292

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023

COMMITMENTS AND CONTINGENCIES (NOTE 17)

SERIES B PREFERRED STOCK (NOTE 3) - related party	488,696	—

SHAREHOLDERS' DEFICIT
Common Stock, $0.0001 par value, 600,000,000 shares authorized, 221,791,205 and 199,133,827 shares outstanding at December 31, 2024 and 2023, respectively	23	21
Additional paid in capital	534,726	765,018
Accumulated deficit	(1,561,716)	(875,846)
Accumulated other comprehensive loss - related party	(43,490)	—
Accumulated other comprehensive (loss) income	(6)	7
Total shareholders' deficit	(1,070,463)	(110,800)
Total liabilities, preferred stock and shareholders' deficit	$260,318	$186,492
The accompanying notes are an integral part of these Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	For the Years Ended December 31,
	2024	2023
Revenue	$15,606	$16,378
Cost of goods sold	98,867	89,798
Gross profit (loss)	(83,261)	(73,420)
Operating expenses
Research and development expenses	22,758	18,708
Selling, general and administrative expenses	60,047	53,650
Loss from write-down of property, plant and equipment	9,133	7,159
Total operating expenses	91,938	79,517
Operating income (loss)	(175,199)	(152,937)
Other (expense) income
Interest expense, net	(8,718)	(18,770)
Interest expense – related parties	(19,499)	(37,466)
Change in fair value of debt - related party	33,823	—
Change in fair value of warrants	(171,226)	(24,980)
Change in fair value of derivatives - related parties	(405,388)	9,983
Gain (loss) on debt extinguishment	68,478	(3,510)
Other expense	(8,120)	(1,795)
Loss before income taxes	$(685,849)	$(229,475)
Income tax expense	21	31
Net loss attributable to shareholders	$(685,870)	$(229,506)
Accretion of Preferred Stock - related party	(278,330)	—
Net loss attributable to common shareholders	$(964,200)	$(229,506)
Other comprehensive (loss) income attributable to common shareholders
Change in fair value of debt - credit risk - related party	(43,490)	—
Foreign currency translation adjustment	(13)	1
Comprehensive loss attributable to common shareholders	$(1,007,703)	$(229,505)
Basic and diluted loss per share attributable to common shareholders
Basic	$(4.55)	$(1.81)
Diluted	$(4.55)	$(1.81)
Weighted average shares of common stock
Basic	212,039,775	126,967,756
Diluted	212,039,775	126,967,756
The accompanying notes are an integral part of these Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Shares	Amount
Balances on December 31, 2022	82,653,781	$9	$513,614	$6	$(646,340)	$(132,711)
Stock-based compensation	—	—	14,057	—	—	14,057
Exercise of stock options	262,500	—	353	—	—	353
Release of restricted stock units	1,707,292	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(331,559)	—	(633)	—	—	(633)
Issuance of common stock	114,841,813	12	237,627	—	—	237,639
Foreign currency translation adjustment	—	—	—	1	—	1
Net loss	—	—	—	—	(229,506)	(229,506)
Balances on December 31, 2023	199,133,827	$21	$765,018	$7	$(875,846)	$(110,800)
Stock-based compensation	—	—	18,533	—	—	18,533
Exercise of warrants	4,682,767	—	16,590	—	—	16,590
Exercise of stock options	44,000	—	56	—	—	56
Release of restricted stock units	2,052,963	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(749,875)	—	(1,228)	—	—	(1,228)
Issuance of common stock	16,627,523	2	14,087	—	—	14,089
Accretion of Preferred Stock - related party	—	—	(278,330)	—	—	(278,330)
Foreign currency translation adjustment	—	—	—	(13)	—	(13)
Change in fair value of debt - credit risk - related party	—	—	—	(43,490)	—	(43,490)
Net loss	—	—	—	—	(685,870)	(685,870)
Balances on December 31, 2024	221,791,205	$23	$534,726	$(43,496)	$(1,561,716)	$(1,070,463)
The accompanying notes are an integral part of these Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(685,870)	$(229,506)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	18,780	14,057
Depreciation and amortization	7,899	9,751
Loss from write-down of property, plant and equipment	9,133	7,159
Amortization of right-of-use assets	1,233	1,023
Non-cash interest expense	5,333	4,972
Non-cash interest expense - related parties	19,499	36,903
(Gain) loss on debt extinguishment	(68,478)	3,510
Change in fair value of debt - related party	(33,823)	—
Change in fair value of warrants	171,226	24,980
Change in fair value of derivatives - related parties	405,388	(9,983)
Other	12,984	1,850
Changes in operating assets and liabilities:
Prepaid expenses	144	1,207
Inventory	(20,498)	6,190
Accounts receivable	349	(1,713)
Vendor deposits	350	(2,377)
Contract assets	(5,737)	(6,322)
Grant receivable	973	(2,993)
Accounts payable	(4,565)	(11,475)
Accrued expenses	(14,687)	19,349
Operating lease liabilities	(1,448)	(1,130)
Contract liabilities	19,739	1,804
Other receivables	7,500	(7,500)
Other	640	(4,774)
Net cash used in operating activities	(153,936)	(145,018)

Cash flows from investing activities
Purchases of intangible assets	(34)	(138)
Purchases of property, plant and equipment	(33,152)	(29,323)
Net cash used in investing activities	(33,186)	(29,461)

Cash flows from financing activities
Proceeds received from Credit and Securities Purchase Transaction, net - related party	160,325	—
Proceeds received from DOE Loan, net of fees paid to lender	66,614	—
Proceeds from issuance of convertible notes payable – related party, net of discount	—	48,050
Payment of debt issuance costs - related party	(12,238)	(1,116)
Payoff of Senior Secured Term Loan	(19,946)	—
Payment of debt issuance costs	(5,905)	(3,046)
Principal payments on finance lease obligations	(99)	(96)

EOS ENERGY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Repayment of equipment financing facility	(3,326)	(2,867)
Proceeds from issuance of common stock	14,089	92,916
Proceeds from issuance of common stock and warrants	—	99,251
Payment of equity issuance costs	—	(5,003)
Proceeds from exercise of stock options	56	462
Proceeds from exercise of warrants	7,492	—
Repurchase of shares from employees for income tax withholding purposes	(1,228)	(633)
Net cash provided by financing activities	205,834	227,918

Effect of foreign exchange on cash, cash equivalents and restricted cash	(17)	5

Net increase in cash, cash equivalents and restricted cash	18,695	53,444
Cash, cash equivalents and restricted cash, beginning of year	84,667	31,223
Cash, cash equivalents and restricted cash, end of year	$103,362	$84,667

Non-cash investing and financing activities:
Right-of-use operating lease assets in exchange for lease liabilities	$109	$718
Fixed assets acquired with finance lease	—	125
Accrued and unpaid debt issuance costs	3,278	—
Accrued and unpaid capital expenditures	1,298	548
Accretion of preferred stock - related party	278,330	—
Issuance of convertible notes for interest paid-in-kind - related parties	11,977	10,327
Issuance of common stock upon settlement of Yorkville Convertible Notes	—	51,023

Supplemental disclosures
Cash paid for interest	$4,395	$15,133
The accompanying notes are an integral part of these Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Overview
Eos Energy Enterprises, Inc. (the “Company,” “we,” “us,” “our,” and “Eos”) designs, develops, manufactures, and markets innovative energy storage solutions for utility-scale, microgrid, and commercial & industrial (“C&I”) applications. Eos developed a broad range of intellectual property with multiple patents covering unique battery chemistry, mechanical product design, energy block configuration and a software operating system (Battery Management System). The Company has only one operating and reportable segment. See Note 22, Segment Reporting, for further discussion.
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
As disclosed in Note 3, Credit and Securities Purchase Transaction, on June 21, 2024, the Company entered into a financing transaction with CCM Denali Debt Holdings, LP, an affiliate of Cerberus Capital Management LP (herein after referred to as “Cerberus”, “Denali”, “Lender”, “Holder”). As a result of this transaction, Cerberus agreed to provide a $210,500 secured multi-draw facility to be made in four installments (the “Delayed Draw Term Loan”) as well as a $105,000 revolving credit facility (“Revolving Facility”), to be made available beginning June 21, 2026, at Cerberus’ sole discretion and only if the Delayed Draw Term Loan is fully funded. As of the issuance date, the Delayed Draw Term Loan was fully funded. As part of the Credit and Securities Purchase Transaction, Cerberus received warrants and preferred stock resulting in a 33% ownership position in the Company as of the issuance date. This ownership percentage represents $644,823 in market capitalization based on the February 27, 2025 closing share price of the Company’s common stock.
As disclosed in Note 13, Borrowings, on November 26, 2024, the Company successfully closed on the DOE Loan Facility, which provides the Company with up to $303,450 in funding, including capitalized interest, subject to the achievement of certain funding conditions. The DOE Loan Facility provides for a multi draw term loan facility under a series of at least two and, if the Company elects, up to four tranches, subject to the achievement of certain conditions, with each tranche corresponding to the production, maintenance and development, and operation of a given production line to be funded using the proceeds of such tranche. The DOE Loan Facility specifies the maximum amount subject to each tranche (Tranche 1: $101,979; Tranche 2: $117,326; Tranche 3: $71,836; and Tranche 4: $12,309), and any amounts which are not withdrawn under a specified tranche cannot be allocated to another tranche. Through December 31, 2024, the Company had drawn down $68,279 under Tranche 1.
As of the date the accompanying Consolidated Financial Statements were issued (the “issuance date”), management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Overview (cont.)
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the year ended December 31, 2024, the Company incurred a net loss of $685,870. Adjustments to reconcile the net loss to cash used in operations are primarily from non-cash items on the Consolidated Statements of Cash Flows. The non-cash items totaled $549,174. The Company incurred negative cash flows from operations of $153,936 and had an accumulated deficit of $1,561,716 as of December 31, 2024.
•As of December 31, 2024, the Company had $74,292 of unrestricted cash and cash equivalents available to fund the Company’s operations, and working capital of $114,937, which includes loan commitment assets of $21,731 classified as current assets on the Consolidated Balance Sheets.
•On June 21, 2024, upon closing of the Credit and Securities Purchase Transaction, Cerberus funded the Company $75,000 of the initial draw, and the Company received $71,250, net of the 5.0% original issue discount. On August 29, 2024, Cerberus funded the Company $30,000 (“August Draw”), and the Company received $28,500, net of the 5.0% original issue discount. On November 1, 2024, Cerberus funded the Company $65,000 related to the October 31, 2024 tranche (“October Draw” or “October Tranche”), and the Company received $61,750, which is net of the 5.0% original issue discount. On January 24, 2025, Cerberus funded the Company the final $40,500 related to the January 31, 2025 tranche (“January 2025 Draw”). Subsequent to the January 2025 Draw, the Delayed Draw Term Loan has been fully funded.
•Through December 31, 2024, under the DOE Loan Facility, the Company drew down $68,279 for the eligible project cost that the Company had incurred through December 6, 2024. These costs are a portion of Tranche 1 of the DOE Loan Facility. Tranche 1 provides up to $101,979 for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools. In the event the Company does not achieve certain funding conditions and the DOE chooses not to continue funding, the Company would need to seek alternative sources of capital, which may not be available on favorable terms or at all.
•The Credit and Securities Purchase Transaction and the DOE Loan Facility contain certain quarterly financial covenants, which include (a) Minimum Liquidity, (b) Minimum Consolidated EBITDA, and (c) Minimum Consolidated Revenue (collectively, the “financial covenants”). As of the fiscal quarter ended December 31, 2024, the only financial covenant in effect was Minimum Liquidity. As of December 31, 2024, the Company was in compliance with this covenant, as well as all non-financial covenants and expects to remain in compliance with the Minimum Liquidity covenant over the next twelve month beyond the issuance date. The Minimum Consolidated EBITDA and Minimum Consolidated Revenue financial covenants are effective starting fiscal quarter ending December 31, 2025. As of December 31, 2024, the Company expects that it may be unable to remain in compliance with the Minimum Consolidated EBITDA and Minimum Consolidated Revenue financial covenant beginning December 31, 2025, absent the Company’s ability to secure a waiver or amend the Credit and Securities Purchase Transaction and the DOE Loan Facility. In the event the Company is unable to comply with the financial and non-financial covenants as of December 31, 2025, and the Company is unable to secure a waiver, Cerberus and DOE may, at their discretion, enter into a forbearance agreement with the Company and/or exercise any and all of their existing rights and remedies, which may include, among other things, asserting their rights in the Company’s assets securing the loans. Moreover, the Company’s other lenders may exercise similar rights and remedies under the cross-default provisions of their respective borrowing agreements with the Company.
•In the event the Company’s ongoing efforts to raise additional outside capital are unsuccessful, the Company will be unable to meet its obligations as they come due over the next twelve month beyond the issuance date. In such an event, management will be required to seek other strategic alternatives, which may include, among others, a significant curtailment in the Company’s operations, a sale of certain of the Company’s assets, a sale of the entire Company to strategic or financial investors and/or allowing the Company to become insolvent.

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
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. In the Consolidated Statements of Operations, Gross profit (loss) has been introduced, reflecting Total revenue less Cost of goods sold. This addition does not impact the reported Net loss.
Foreign Currency
The Company follows the provisions of ASC 830, Foreign Currency Matters. The Company’s foreign subsidiaries use the local currency of their respective countries as their functional currency. The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date. The operating results of foreign operations are translated at weighted average exchange rates. The related translation gains or losses are reported as a separate component of shareholders’ deficit in accumulated other comprehensive loss. Gains and losses from foreign currency transactions, which were insignificant for years ended December 31, 2024 and 2023, are included as other expense in the Consolidated Statements of Operations and Comprehensive Loss.
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
Allowance for Expected Credit Losses
The Company evaluates the creditworthiness of its customers. If the collection of any specific receivable is doubtful, an allowance is recorded in the allowance for expected credit losses. As of December 31, 2024 and 2023, the allowances for expected credit loss related to Accounts Receivable was $40 and $26, respectively. The Company also has an immaterial allowance related to its Notes Receivable, net, which is included in Other assets on the accompanying Consolidated Balance Sheets.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (cont.)
Embedded derivatives
Some of our debt and preferred stock financings contain embedded features, such as conversion features and redemption features. The Company evaluates each agreement to determine whether the embedded feature requires bifurcation from the host instrument, in which case would require to be accounted for as a derivative liability. The Company uses valuation models to estimate the fair value of the embedded derivatives. The change in fair value of the embedded derivatives is presented separately on the Consolidated Statements of Operations and Comprehensive Loss.
Earnings (loss) Per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Preferred Series B is a participating security that does not have the obligation to share in the losses of the Company. Therefore, the more dilutive of the “if-converted” and “two-class” method must be applied when calculating EPS for the common shares. Management has elected to recognize changes in the redemption value of the Series B Preferred Stock. At each balance sheet date, the redemption value of the Series B Preferred Stock will be calculated, and if the redemption value is greater than the carrying value, the carrying value will be accreted to the redemption value. The accretion is recorded as a deemed dividend, which, in the absence of Retained earnings, reduces additional paid in capital and earnings available to common shareholders in computing basic and diluted EPS. Other potentially dilutive common shares and the related impact to earnings, are considered when calculating EPS on a diluted basis. See Note 21, Earnings Per Share for further information.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, contract assets, accounts payable, accrued expenses, warrants, notes payable — related party, contract liabilities, and long-term debt.
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
The Company completed the annual goodwill impairment test as of November 30, 2024, using a qualitative assessment for the reporting unit. The Company concluded that it is more likely than not that the fair value of the reporting unit is greater than the carrying amount, and a quantitative goodwill impairment test was not necessary. As a result of the annual assessment, there were no impairment charges for the year ended December 31, 2024.
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
Inventory

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
Leases
The Company accounts for its leases under ASU 2016-02, Leases (“ASC 842”). Under ASC 842, the right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate the present value represents our collateralized incremental borrowing rate and is calculated based on the treasury yield curve that is commensurate with the term of each lease, and a spread representative of our borrowing costs. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases may be classified as either operating leases or finance leases. Leases with an initial term of 12 months or less are excluded from the scope of ROU assets and liabilities, as allowed by ASC 842.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (cont.)
Revenue Recognition
Revenue is earned from the sales, installation, and commissioning of BESS, the terms of which are dictated by supply agreements the Company enters into with its customers. Revenue is recognized to depict the transfer of promised goods and/or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring the promised goods and/or services to the customer. As most contracts contain multiple goods or services delivered to the customer at different times, the transaction price is allocated to each good or service based on the relative standalone selling price and revenue is recognized when or as the performance obligation is satisfied. The Company uses either the expected cost-plus margin approach or adjusted market assessment approach to estimate the standalone selling prices of its goods and services.
Product Revenue
Product revenue is comprised of revenue from the BESS, along with other products, including marshalling cabinets, spare parts, transformers and inverters. It is recognized when control transfers, as determined by the specific terms outlined in each contract. If not specifically defined in the contract, the timing around the transfer of control is based on the shipping terms, which vary by contract, but are generally either Delivered-at-Place ("DAP") Destination or Exworks. Many of the Company’s contracts with customers contain some component of variable consideration. The Company estimates variable consideration, such as refunds, penalties including liquidated damages, and the customer’s right to return, using the expected value method, and adjusts transaction price for its estimate of variable consideration. We update our estimates of variable consideration and adjust the transaction price accordingly by recording an adjustment to net revenue and refund liability with respect to variable consideration such as penalties, refunds, and credits to customers. The Company has concluded that its estimation of variable consideration results in an adjustment to the transaction price such that it is probable that a significant reversal of cumulative revenue would not occur in the future.
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
•The Company treats costs associated with obtaining new contracts as expenses when incurred if the amortization period of the asset recognized by the Company is one year or less.
•The Company has elected to exclude sales and other similar taxes from the transaction price.
•If shipping and handling activities are performed after a customer obtains control of the good, the Company has elected to account for shipping and handling as activities to fulfil the promise to transfer the good. All elections are consistently applied to similar transactions.
Stock-Based Compensation
The Company's stock-based compensation expense consists of:
•Stock options.
•Restricted stock units awards ("RSU").
•Performance-based restricted stock units (“PRSU”).
•Performance-based milestone awards ("Milestone PRSU").
Stock-based compensation is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. For stock option awards, the Company uses the Black-Scholes option pricing model to estimate the fair value. For RSUs and Milestone PRSUs, the Company uses the Company's stock price on date of grant to estimate fair value. For PRSUs, the fair value is estimated using a Monte Carlo simulation in an option pricing framework.
The Company recognizes compensation cost on a straight-line basis over the requisite service period of the award, which is generally the award vesting period. Stock options generally have a term of five to ten years and vest over periods ranging from three months to two years. RSUs generally vest over periods from one to three years. PRSUs generally vest over two to three years. For PRSUs and Milestone PRSUs, stock-based compensation expense is recognized on a straight-line basis based on management’s estimation of achievement of performance conditions (see Note 18, Stock Based Compensation for further discussion). The Company recognizes forfeitures as incurred.
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
Series A and B Preferred Stock
As discussed in Note 3, Credit and Securities Purchase Transaction, the Company issued shares of (1) Series A-1 Preferred Stock and Series A-2 Preferred Stock (collectively "Series A Preferred Stock") in June 2024 and August 2024, respectively, which were subsequently converted into shares of Series B-1 Preferred Stock and Series B-2

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (cont.)
Preferred Stock, respectively, in September 2024, and (2) Series B-3 Preferred Stock in November 2024 (collectively, with the Series B-1 Preferred Stock, Series B-2 Preferred Stock and Series B-3 Preferred Stock, the “Series B Preferred Stock” and together with Series A Preferred Stock, “the Preferred Stock”). The Preferred Stock is redeemable based upon the passage of time and therefore meets the criteria to be classified within temporary equity. Management has elected to recognize changes in the redemption value pursuant to ASC 480-10-S99-3A-15(b). As a result, the Company will remeasure the Preferred Stock to the maximum redemption value at each reporting date but will never be adjusted below its initial carrying value. Adjustments are reflected in Additional paid in capital on the Company’s Consolidated Balance Sheets.
Production Tax Credits under Internal Revenue Code 45X (“PTC”)
Since the PTC is a refundable credit (i.e., a credit with a direct-pay option available), the PTC is outside the scope of ASC 740. Therefore, the Company accounts for the PTC under a government grant model. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money is recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant. The PTC is a non-monetary asset since the Company’s intention is to sell the tax credit to a third-party and is recorded at the value that is expected to be received from the sale in Grant Receivable, net on the Company’s Consolidated Balance Sheets and is subsequently recognized in Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Loss when the inventory is sold. In the event the PTC is sold, upon the receipt of the cash payments, the Company will record offsets to Grant Receivable, net. Differences in the recorded value of the PTC and the sale price will be recognized as an adjustment to cost of goods sold in the Consolidated Statements of Operations and Comprehensive Loss.
Fair Value Option
The Company has elected the option under ASC 825-10, Financial Instruments ("ASC 825"), to measure the Delayed Draw Term Loan, including all tranches of fundings received in 2024 (see Note 3, Credit and Securities Purchase Transaction) at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. When the fair value option is elected for an instrument, unrealized gains and losses for such instrument is reported in the Consolidated Statements of Operations and Comprehensive Loss at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. These amounts are included in Other expense in the Consolidated Statements of Operations and Comprehensive Loss. The gains or losses attributable to changes in instrument-specific risk are included in Change in fair value of debt – credit risk in Accumulated other comprehensive Loss.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (cont.)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires an entity, even one with only one reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis, and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires an entity to disclose the title and position of the chief operating decision maker. ASU 2023-07 does not change how an entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Entities should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 as of December 31, 2024. See Note 22, Segment Reporting for further discussion.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires additional disclosures related to the effective tax rate reconciliation and taxes paid. The amendment is effective for periods beginning after December 15, 2024, and the Company does not anticipate a material change in the financial statements and related disclosure.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, though early adoption is permitted. The Company is currently assessing the potential impact this amendment could have on its financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently assessing the potential impact this amendment could have on its financial statements and disclosures.
There were no other accounting standards or updates during the year ended December 31, 2024 that had a material impact on the Company’s Consolidated Financial Statements.
3. Credit and Securities Purchase Transaction
Credit and Guaranty Agreement (“Credit Agreement”)
Delayed Draw Term Loan
On June 21, 2024, the Company entered into a credit and guaranty agreement (the “Credit Agreement”) with CCM Denali Debt Holdings, LP, an affiliate of Cerberus Capital Management LP (herein after referred to as “Cerberus”, “Denali”, “Lender”, “Holder”). As a result of this transaction, Cerberus agreed to provide a $210,500 secured multi-draw facility to be made in four installments (“tranches”, and collectively, the (“Delayed Draw Term Loan” or “DDTL”) as well as a $105,000 revolving credit facility (“Revolving Facility”), to be made available at the Lenders’ sole discretion and only if the Delayed Draw Term Loan is fully funded. On June 21, 2024, the initial $75,000 installment was funded (the “Initial Draw”). On August 29, 2024, the full amount of the August tranche of $30,000 was funded. On October 31, 2024, the full amount of the October tranche of $65,000 was funded. The loan commitment asset of $21,731 on the Consolidated Balance Sheets as of December 31, 2024 related to the January 31 tranche. Subsequently the January 31, 2025 tranche for the full $40,500 was funded, completing the scheduled fundings under the Delayed Draw Term Loan. See Note 23, Subsequent Events for further discussion.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

3. Credit and Securities Purchase Transaction (cont.)
On November 26, 2024, the Company amended the Credit Agreement (the “Credit Agreement Amendment”), by and among the Company, certain of the Company’s subsidiaries as guarantors party thereto and the Lender, pursuant to which among other things, the applicability of the Consolidated Revenue and EBITDA financial covenants were deferred until December 31, 2025 and certain provisions were amended to conform with comparable provisions in the DOE Loan Facility. See Note 13, Borrowings, for further discussion.
Securities Purchase Agreement
On June 21, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with CCM Denali Equity Holdings, LP (the “Purchaser”).
SPA Warrant
Under the SPA, the Company issued a warrant to purchase 43,276,194 shares of common stock representing a collective ownership of 19.9% (the “SPA Warrant”) of our outstanding shares of (inclusive of Series A-1 Preferred Stock – see below) common stock prior to the issuance. The SPA Warrant has a ten-year term and an exercise price of $0.01 per share. The SPA Warrant includes anti-dilutive rights, subject to certain excluded issuances, in the event any shares of common stock, options, warrants, convertible securities or other equity or equity equivalent securities payable in common stock are issued at a price per share of less than the fair market value (as defined in the Warrant) of a share of common stock on the issuance date of the Warrant, subject to adjustment. Until the Company received stockholder approval on September 10, 2024, the Company could not issue additional shares of common stock exceeding 19.99% of shares of common stock issued and outstanding as of the date of the Initial Draw (such percentage, as may be adjusted in accordance with the terms of the Warrant, the “Conversion Cap”) upon exercise of the Warrant, and would have been required to issue, at the option of the Lender, Series A Preferred Stock or additional warrants on common stock upon a draw under the Delayed Draw Term Loan. Following shareholder approval received, the Conversion Cap increased to 49.9% of the number of shares of common stock issued and outstanding as of the applicable measurement date; and the holder of the Warrant has the option to amend the Conversion Cap to any percentage less than 49.9%.
The SPA Warrant is exercisable at the holder’s discretion for cash or on a cashless basis. The SPA Warrant is subject to automatic cashless exercise on the expiration date if the fair market value of one share is greater than the exercise price then in effect. Upon an acceleration under the Credit Agreement, the Company may be required to purchase the SPA Warrant from the holder at an amount equal to the closing sale price of underlying common stock less the SPA Warrant exercise price at the request of the holder. The SPA Warrant meets the criteria for liability classification under ASC 480 and is recognized at fair value with changes in fair value included in Change in fair value of derivatives - related parties in the Consolidated Statements of Operations and Comprehensive Loss.
Contingent Warrants
Upon the achievement of performance milestones on dates specified in the Credit Agreement, the Company received additional funds and issued at the option of the Lender, Preferred Stock (Series A Preferred Stock, if prior to shareholder approval or Series B Preferred Stock if after shareholder approval) or warrants on common stock (collectively “Contingent Warrants”) under the SPA in an amount equal to the applicable percentage, up to an aggregate of 33.0% ownership limitation on a fully diluted basis at such time the Delayed Draw Term Loan is fully drawn. The applicable percentage is subject to increase by up to 8.0% to up to 41.0% on a fully diluted basis to the extent that milestones are not met on the final measurement date on April 30, 2025, in which case additional Contingent Warrants would be issuable. The Contingent Warrants meet the criteria for liability classification under ASC 480. As such, the Contingent Warrants are included in Warrants liability - related party on the Consolidated Balance Sheets at fair value as of December 31, 2024. The change in fair value of the Contingent warrants is included in Change in fair value of derivatives - related parties on the Company’s Consolidated Statements of Operations and Comprehensive Loss. See Note 14, Warrants Liability, for further discussion of the SPA Warrant and Contingent Warrants.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

3. Credit and Securities Purchase Transaction (cont.)
Series A-1 Preferred Stock
On June 21, 2024, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series A-1 Non-Voting Non-Convertible Preferred Stock (the “Series A-1 Certificate of Designation” and the shares issuable thereunder, the “Series A-1 Preferred Stock”) and issued 59 shares of Series A-1 Preferred Stock to satisfy the terms of the Credit Agreement. Under the terms of the Series A-1 Certificate of Designation, each share of Series A-1 Preferred Stock had an original issue price of $455,822.59 (the “A-1 Original Issue Price”) and a liquidation value, payable with the common stock, as if such shares were convertible into an aggregate of 31,940,063 shares of common stock, subject to adjustment. The Series A-1 Preferred Stock was non-voting and non-convertible into common stock. Holders of the Series A-1 Preferred Stock were entitled to receive dividends or distributions on each share of Series A-1 Preferred Stock equal to dividends or distributions actually paid on each share of common stock, multiplied by the number of shares of common stock represented by the Series A-1 Preferred Stock Liquidation Value (as defined in the Series A-1 Certificate of Designation).
The 59 shares of Series A-1 Preferred Stock issued to Cerberus converted into shares of Series B-1 Preferred Stock once stockholder approval was obtained on September 10, 2024. See Series B Preferred Stock discussion below.
Series A-2 Preferred Stock
On August 29, 2024, the Company filed with the Secretary of State of the State of Delaware the Series A-2 Certificate of Designation (the “Series A-2 Certificate of Designation”) and the shares issuable thereunder, the “Series A-2 Preferred Stock”).
Under the terms of the Series A-2 Certificate of Designation, each share of Series A-2 Preferred Stock had an original issue price of $9,555,515.30 (the “A-2 Original Issue Price”) and a liquidation value, payable pari passu with the common stock, as if such share was convertible into an aggregate of 28,806,463 shares of common stock, subject to adjustment. The Series A-2 Preferred Stock was non-voting and non-convertible into common stock. Holders of the Series A-2 Preferred Stock were entitled to receive dividends or distributions on each share of Series A-2 Preferred Stock equal to dividends or distributions actually paid on each share of common stock, multiplied by the number of shares of common stock represented by the Series A-2 Preferred Stock Liquidation Value (as defined in the Series A-2 Certificate of Designation). The Series A-2 Preferred Stock terms were substantially identical to the Series A-1 Preferred Stock.
On August 29, 2024, in connection with the August Draw, and pursuant to the terms and conditions of the Credit Agreement between the Company and Cerberus, the applicable percentage increased by 4.9%, and as a result the Company issued to Cerberus 7 shares of Series A-2 Preferred Stock.
On September 12, 2024, the 7 shares of Series A-2 Preferred issued to Cerberus converted into shares of Series B-2 Preferred Stock once stockholder approval was obtained. See Series B Preferred Stock discussion below.
Series B Preferred Stock
On September 11, 2024, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series B-1 Non-Voting Convertible Preferred Stock (the “Series B-1 Certificate of Designation” and the shares issuable thereunder, the “Series B-1 Preferred Stock”) and the Certificate of Designation of Series B-2 Non-Voting Convertible Preferred Stock (the “Series B-2 Certificate of Designation” and the shares issuable thereunder, the “Series B-2 Preferred Stock”).
On November 1, 2024, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation of Series B-3 Non-Voting Convertible Preferred Stock (the “Series B-3 Certificate of Designation” and the shares issuable thereunder, the “Series B-3 Preferred Stock”).
Each Series B Preferred Stock has a par value of $.0001 per share. The table below summarizes the Company’s outstanding Series B Preferred Stock as of December 31, 2024.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

3. Credit and Securities Purchase Transaction (cont.)

Preferred Stock	Issuance Date	Shares Issued	Original Issue Price	Shares Outstanding	Common Stock Equivalent
Series B-1 Preferred Stock	9/12/2024	31.940063	$841,999.99	31.940063	31,940,063
Series B-2 Preferred Stock	9/12/2024	28.806463	$2,322,000	28.806463	28,806,463
Series B-3 Preferred Stock	11/1/2024	38.259864	$3,358,000	38.259864	38,259,864
Conversion rights: The Series B Preferred Stock is convertible into common stock at a conversion ratio of 1.0 million shares of common stock per share of Series B Preferred Stock (“Conversion Ratio”). The Conversion Ratio is subject to antidilution protection that is triggered if the Company issues equity for a price per share that is less than the conversion price then in effect, subject to certain exceptions.
Dividends: Holders of the Series B Preferred Stock are entitled to receive dividends or distributions on each share of Series B Preferred Stock equal to dividends or distributions actually paid on each share of common stock on an as-converted basis.
Appointment of Directors: At all times when the holders of the Preferred Stock beneficially own at least 10%, 15% or 30% of the capital stock of the Company, the Preferred Stock shareholders, exclusively and voting together as a separate class, will have the right to appoint a maximum of 1, 2 or 3 Directors to the Board of Directors of the Company (the “Board”), respectively. At all times when the holders of the Preferred Stock beneficially own at least 40% of the capital stock of the Company, the Preferred Stock shareholders, exclusively and voting together as a separate class, will have the right to nominate and designate a fourth director, who shall be designated by the Board or the nominating committee of the Board to a class of common directors and thereafter stand for election as a common director on the Board. The Preferred Stock shareholders will have the right to nominate a 4th director to the Board only if such appointment does not result in a change of control under any Company governing documents or violate any applicable laws, including requirements of the SEC and Nasdaq, and any such fourth director appointment shall be subject to and conditioned upon compliance by the holders of the Preferred Stock with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, including the submission of any required filings and the expiration or termination of any applicable waiting periods.
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

Protective provisions: The Company is prohibited from taking certain actions that could adversely affect the rights of the Preferred Stock without the affirmative vote of a majority of the outstanding shares of Preferred Stock until the later of (i) such time when the holders of Investor Preferred Stock shall no longer beneficially own at least 5% of the outstanding capital stock of the Corporation and (ii) June 21, 2029, in the case of the Series B-1 Preferred Stock, August 29, 2029, in the case of the Series B-2 Preferred Stock, or November 1, 2029 in the case of the Series B-3 Preferred Stock.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

3. Credit and Securities Purchase Transaction (cont.)
Redemption Rights: At any time after June 21, 2029, in the case of the Series B-1 Preferred Stock, August 29, 2029, in the case of the Series B-2 Preferred Stock, or November 1, 2029 in the case of the Series B-3 Preferred Stock, the outstanding shares of Series B Preferred Stock held by any holder become redeemable for cash at the redemption price. The redemption price will be an amount per share equal to the greater of (i) the B-1 Original Issue Price, the B-2 Original Issue Price, or the B-3 Original Issue Price, as applicable, plus all accrued and unpaid dividends thereon, up to and including the date of redemption and (ii) the number of shares of common stock issuable upon conversion of the applicable Series B Preferred Stock multiplied by the average of the closing sale price of the common stock for the five (5) business days immediately prior to the date of redemption plus all accrued and unpaid dividends thereon, up to and including the date of redemption.
As of December 31, 2024, all then outstanding shares of Series B Preferred Stock were classified as mezzanine equity on the Consolidated Balance Sheets at its redemption value because it is probable of becoming redeemable. The Company recorded accretion of the Series B Preferred Stock, which reduces additional paid-in capital, on the Statements of Shareholders' Deficit.
Atlas Payoff Letter and Insurer Letter Agreement
On June 21, 2024 (the “Atlas Facility Termination Date”), the Company entered into a payoff letter agreement (the “Atlas Payoff Letter”), by and among the Company, ACP Post Oak Credit I LLC (“Atlas”) and the Atlas Lenders (as defined below) relating to the Company’s Senior Secured Term Loan (see Note 13, Borrowings), dated as of July 29, 2022 (the “Atlas Credit Agreement”), by and among the Company and Atlas, as lender, administrative agent and collateral agent, and the lenders from time to time party thereto (collectively with Atlas, the “Atlas Lenders”). Pursuant to the Atlas Payoff Letter, as of the Atlas Facility Termination Date, all outstanding obligations under the Atlas Credit Agreement and the related facility documents were deemed paid and satisfied in full and all security interests and other liens granted to or held by the Atlas Lenders were terminated and released. Under the Atlas Payoff Letter, the Company agreed to pay to the Atlas Lenders on the Atlas Facility Termination Date (a) approximately $11,900 (which was released from the interest escrow account maintained pursuant to the Atlas Credit Agreement, and (b) $8,000. Atlas also agreed, in lieu of amounts due from the Company, to receive a $1,000 participation in the Credit Agreement, as negotiated between Atlas and the Lender. The Company has no obligation under the participation agreement between Atlas and the Lender. The payoff of the Senior Secured Term Loan resulted in a restructuring gain. These amounts are included in Gain (loss) on debt extinguishment on the Consolidated Statements of Operations and Comprehensive Loss. See Note 13, Borrowings, for further discussion.
In connection with the termination of the Atlas Credit Agreement, the Company entered into an insurer letter agreement, dated as of June 21, 2024 (the “Insurer Letter Agreement”), with the insurance companies that issued insurance policies to certain Atlas Lenders in connection with the Atlas Credit Agreement (the “Atlas Insurers”) pursuant to which the Company and the Atlas Insurers agreed that the Company will pay to the Atlas Insurers, subject to the terms and conditions of the Insurer Letter Agreement, $3,000 on December 31, 2024, and on June 30, 2025, subject to the absence of certain events of default under the Credit Agreement, an additional $4,000. The Company paid $3,000 in December 2024, and the remaining $4,000 is included in Accrued expenses on the Consolidated Balance Sheets.
4. Revenue Recognition
The Company's revenues comprised of the following:

	For the Years Ended December 31,
	2024	2023
Product revenue	$14,503	$16,151
Service revenue	1,103	227
Total revenues	$15,606	$16,378

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Revenue Recognition (cont.)
For the year ended December 31, 2024, we had two customers who accounted for 50.6% and 33.2% of the total revenue, as the Company focused on the transition to the new manufacturing line. For the year ended December 31, 2023, we had two customers who accounted for 49.9% and 45.2% of the total revenue.
Contract assets and Contract liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers. Contract assets, current, Contract liabilities, current and Contract liabilities, long-term are included separately on the Consolidated Balance Sheets and contract assets expected to be recognized in greater than twelve months are included under Other assets, net.

	December 31,
	2024	2023
Contract assets	$14,059	$8,322
Contract liabilities	$26,349	$6,610
Contract assets increased by $5,737 during the year ended December 31, 2024 due to recognition of revenues for which invoicing has not yet occurred.
The following table provides information about changes in Contract liabilities:

	For the Years Ended December 31,
	2024	2023
Contract liabilities, beginning of the period	$6,610	$4,806
Amounts in beginning balance recognized in revenue	(2,795)	(3,525)
Revenue recognized in current period	(6,956)	(5,127)
Advance payments received from customers	29,490	10,456
Contract liabilities, end of the period	$26,349	$6,610
Contract liabilities of $22,039 as of December 31, 2024 are expected to be recognized within the next twelve months and long-term contract liabilities of $4,310 are expected to be recognized as revenue in greater than twelve months. Contract assets of $13,096 as of December 31, 2024 are expected to be recognized within the next twelve months and long-term contract assets of $963 are expected to be recognized as accounts receivable in greater than twelve months.
Remaining Performance Obligations
Remaining performance obligations (“RPO”) represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. The Company expects to recognize revenue related to the RPOs as the performance obligations are satisfied in accordance with the Company’s revenue recognition policy, which can be found in Note 2, Summary of Significant Accounting Policies. As of December 31, 2024, the Company's remaining performance obligations were approximately $97,239. The Company expects to recognize revenue of approximately 91% of the remaining performance obligations over the next twelve months, with the remainder recognized thereafter.
5. Cash, Cash Equivalents and Restricted Cash
Restricted cash - current as of December 31, 2024 consists of accounts related to the DOE Loan Facility for reserves related to warranty claims, debt servicing, the Davis Bacon Act and secured letters of credit.
Restricted cash - current as of December 31, 2023 consisted of accounts related to escrow deposits related to U.S. Custom Bonds insurance, and escrow deposits related to our credit card program agreements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
5. Cash, Cash Equivalents and Restricted Cash (cont.)
Long-term restricted cash as of December 31, 2024 relates to, the Minimum Liquidity covenant, as defined in the Credit Agreement and the DOE Loan Facility, the Company shall not permit cash and cash equivalents at any time be less than $15,000.
Long-term restricted cash as of December 31, 2023 relates to interest that was required to be held in escrow per the Senior Secured Term Loan Agreement in an amount equal to the next four quarterly interest payments owed as of the balance sheet date (see Note 13, Borrowings for further discussion). In connection with the June 2024 SPA and the Credit Agreement, the Company reached an agreement to payoff and terminate the Senior Secured Term Loan. Accordingly, the restricted cash held in the related escrow account was released (see Note 13, Borrowings and Note 3, Credit Agreement and Securities Purchase Transaction for further discussion).
Cash, cash equivalents, and restricted cash reported within the accompanying Consolidated Balance Sheets that sum to the total of the same such amounts presented in the accompanying Consolidated Statements of Cash Flows consisted of the following:

	December 31,
	2024	2023
Cash and cash equivalents	$74,292	$69,473
Restricted cash - current	14,070	3,439
Long-term restricted cash	15,000	11,755
Total cash, cash equivalents, and restricted cash	$103,362	$84,667
6. Inventory
The following table provides information about inventory balances:

	December 31,
	2024	2023
Raw materials	$25,126	$15,487
Work-in-process	6,665	1,105
Finished goods	1,035	478
Total Inventory	$32,826	$17,070
7. Property, Plant and Equipment, Net
The following table provides information about property, plant and equipment, net balances:

				December 31,
	Useful lives			2024	2023
Equipment	5	-	10 years	$51,874	$20,559
Finance lease	5		years	504	504
Furniture	5	-	10 years	2,369	2,103
Leasehold improvements	Lesser of useful life/remaining lease			9,674	7,718
Tooling	2	-	3 years	9,955	7,045
Construction in progress				—	17,958
Total				74,376	55,887
Less: Accumulated depreciation				(28,716)	(18,032)
Total property, plant and equipment, net				$45,660	$37,855
Depreciation expense related to property, plant and equipment was $7,809 and $9,668 during the years ended December 31, 2024 and 2023, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
7. Property, Plant and Equipment, Net (cont.)
For the years ended December 31, 2024 and 2023, the Company recorded a loss from write-down of property, plant and equipment of $9,133 and $7,159, respectively. The 2023 write-downs were mainly due to replacement of equipment, outsourcing of certain production processes, and the shift in production from the Gen 2.3 battery system to the Z3™ battery system. The 2024 write-downs were primarily related to design changes from the Z3™-Phase 1 to Z3™-Phase 2 production in which the Phase 1 production assets could not be utilized or repurposed for Phase 2 production. Additionally, the 2024 amount contains costs for disposal of equipment and tooling that was used for manufacturing of the Gen 2.3 battery, but cannot be repurposed for the Eos Z3 battery production.
Included in construction in progress assets is capitalized interest costs of $966 as of December 31, 2023. On June 28, 2024, the Company successfully began commercial operations on the first manufacturing line. Accordingly, the assets classified as construction in progress were reclassified to equipment, leasehold improvements, furniture and tooling as of June 28, 2024. Prior to reclassification on June 28, 2024, construction in progress included a total of $2,807 of capitalized interest, with $1,841 capitalized in the current period.
8. Intangible Assets
Intangible assets consisted of various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. During the years ended December 31, 2024 and 2023, the Company recorded amortization expense of $40 for each period, related to patents.
The Company capitalized $172 of costs for internal-use software, including $34 of costs capitalized during the year ended December 31, 2024. The software has a useful life and is amortized into the results of operations over 3 years. The Company recorded amortization expense of $50 and $43 and for the years ended December 31, 2024 and 2023, respectively, related to software.
Estimated future amortization expense of intangible assets as of December 31, 2024 are as follows:

Amortization Expense
2025	$97
2026	55
2027	48
2028	40
2029	—
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
The Company had notes receivable, net of $847 and $863 outstanding as of December 31, 2024 and 2023, respectively. These amounts are included in Other assets, net and Other current assets in the accompanying Consolidated Balance Sheets. As of December 31, 2024 and 2023, respectively, the allowance for expected credit loss related to the notes receivable amounted to $37 and $2.

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
10. Accrued Expenses
Accrued expenses were as follows:

	December 31,
	2024	2023
Accrued payroll	$4,811	$4,553
Warranty reserve (1)	5,102	6,197
Accrued legal and professional expenses	1,709	10,710
Provision for contract losses	4,724	3,351
Insurance premium payable, current	—	2,605
Other (2)	5,686	4,916
Total accrued expenses	$22,032	$32,332
(1) Refer to the table below for the warranty reserve activity.
(2) Included in Other accrued expenses in the table above as of December 31, 2024, is $4,000 payable in accordance with the Insurer Letter Agreement.
See Note 3, Credit and Securities Purchase Transaction for further discussion.
The following table summarizes warranty reserve activity:

	For the Years Ended December 31,
	2024	2023
Warranty reserve - beginning of period	$6,197	$3,836
Additions for current year deliveries	576	811
Changes in the warranty reserve estimate	(482)	2,070
Warranty costs incurred	(1,189)	(520)
Warranty reserve - end of period	$5,102	$6,197
11. Government Grants
Inflation Reduction Act of 2022 (“IRA”)
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. Starting in 2023, there are PTCs, which can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of the cost incurred to make electrode active materials in addition to credits of $35 per kWh of capacity of battery cells and $10 per kWh of capacity of battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032.
In April 2024, the Department of the Treasury and the Internal Revenue Service (IRS) issued final regulations (Final Regulations) on the transferability of certain energy tax credits, pursuant to Section 6418 of the Internal Revenue Code of 1986, as amended, which was enacted as part of the Inflation Reduction Act of 2022. The Company has reviewed these regulations and believes they do not have a material impact on the Consolidated Financial Statements.

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
During the fourth quarter of 2024, the Company entered into tax credit purchase agreements to sell and transfer all of the PTCs related to the production and sale of electrode active materials produced in calendar year 2023, that were eligible to be claimed on the Company’s tax return. The transferred tax credits were sold at 90% of their value and the cash purchase price of the PTCs was $812.
Cash was received from the buyer in April, June, and October of 2024, after the completed registration requirements were filed through the IRS‑provided electronic portal, inclusive of registration numbers needed to claim the credit on the Buyer’s tax return. Upon the receipt of the cash payments, the Company recorded offsets to the PTC/Grant Receivable account. There were no differences between the recorded fair value of the PTC receivable and the amount of consideration received. Future differences, if any, will be recognized as an adjustment to cost of goods sold.
The Company recognized PTC credits of $3,789 and $3,256 for the years ended December 31, 2024 and 2023, respectively, as a reduction of cost of goods sold on the Statements of Operations and Comprehensive Loss. As of December 31, 2024 and 2023, grant receivable related to the PTC in the amount of $2,283 and $3,256, respectively, is recorded in the Consolidated Balance Sheets.
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
Standby Equity Purchase Agreement (SEPA)
On April 28, 2022, the Company entered into the SEPA under which the Company had the right, but not the obligation, to sell to Yorkville shares of its common stock at the Company’s request. On August 23, 2023, the Company and Yorkville terminated the SEPA, as amended, by mutual written consent. See Note 13, Borrowings for pre-advance loans in form of convertible promissory notes and Note 20, Shareholders' Deficit for additional information.
Credit and Securities Purchase Transaction
Pursuant to the terms and conditions of Credit and Securities Purchase Transaction, Cerberus and CCM Denali Equity Holdings, LP, are considered related parties as result of the transactions. Refer to Note 3, Credit and Securities Purchase Transaction for detailed discussion.
13. Borrowings
The Company’s borrowings consist of the following related and third-party borrowings:

		December 31, 2024		December 31, 2023
	Maturity Date	Principal Outstanding	Carrying Value*	Principal Outstanding	Carrying Value*
2021 Convertible Notes Payable	June 2026	$122,868	$109,838	$115,815	$94,386
Delayed Draw Term Loan	June 2034	179,542	76,188	—	—
AFG Convertible Note	June 2026	22,353	63,033	17,429	18,139
Notes payable - related party		324,763	249,059	133,244	112,525
Senior Secured Term Loan	March 2026	—	—	100,000	85,624
Equipment financing facility	April 2026	2,386	2,385	5,718	5,710
DOE Loan Facility	June 2034	68,386	65,452	—	—
Total borrowings		395,535	316,896	238,962	203,859
Less: current portion		2,014	2,014	3,332	3,332
Total borrowings, non-current		$393,521	$314,882	$235,630	$200,527
*Carrying value includes unamortized deferred financing costs, unamortized discounts, and fair value of embedded derivative liabilities, except for the Delayed Draw Term Loan, which is carried at fair value.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
As of December 31, 2024, the annual repayment requirements for debt obligations are as follows:

Year	Total Debt Payment Obligations
2025	$2,014
2026	167,102
2027	—
2028	28,108
2029	32,998
Thereafter	719,126
Total	$949,348
Delayed Draw Term Loan (“DDTL”)
As discussed in Note 3, Credit and Securities Purchase Transaction, on June 21, 2024, the Company borrowed an Initial Draw of $75,000, and received $70,075, net of the 5.0% original issue discount and lender fees paid. On August 29, 2024, the Company met the first tranche milestones and submitted a borrowing request under the Credit Agreement for the scheduled $30,000, and received $28,500, net of the 5.0% original issue discount. On October 31, 2024, the Company met the second tranche milestones and submitted a borrowing request under the Credit Agreement for the scheduled $65,000, and received $61,750, net of the 5.0% original issue discount. On January 24, 2025, the Company announced the achievement of all four of the third tranche milestones previously agreed upon between Eos and Cerberus. Achieving these performance milestones enabled the Company to draw an additional $40,500 on January 24, 2025, upon the Company’s achievement of certain applicable funding milestones. See Note 23, Subsequent events for additional information on this draw. See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.
Each tranche under the Delayed Draw Term Loan is subject to a 5.0% original issue discount payable at the time of each draw. Borrowings under the Credit Agreement are subject to certain fees, including (i) an exit fee equal to 5.0% of the aggregate principal amount of Loans, or Revolving Loans being paid, repaid, prepaid, refinanced or replaced in a prepayment event, (ii) a make-whole payment for certain prepayments prior to March 31, 2028, as amended on November 26, 2024 and (iii) a prepayment premium for any prepayments prior to the scheduled maturity date. The Credit and Guaranty Agreement includes a Minimum Liquidity requirement under which the Company shall not permit liquidity at any time be less than $2,500, prior to the first tranche funding. Following the first tranche being funded, the Minimum Liquidity requirement increased to $5,000, and following the Company's first indebtedness incurred through the DOE LPO in December 2024, the Minimum Liquidity requirement increased to $15,000.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Milestones
In the event the Company fails to achieve any of the remaining milestones under the Credit and Securities Purchase Transaction on the one additional milestone measurement date, the Company will not receive the specific tranche unless waived by the Lender, the Company will be subject to a penalty represented by an up to 4.0% increase in the applicable percentage in the form of additional Warrants or Preferred Stock at the final missed milestone measurement date, which could result in the issuance of additional shares of Preferred Stock or Warrants up to an applicable percentage increase of up to 16.0% for all missed milestones, or up to a 49.0% overall applicable percentage taking into account the 33.0% applicable percentage. If the Company fails to achieve an interim milestone, but then subsequently achieves the final milestone for that particular category, the incremental penalty equity related to that milestone category is returned to the Company. As of December 31, 2024, the Company had met all applicable interim milestones resulting in a maximum applicable percentage increase of 8.0% for the remaining interim milestones, or up to 41.0% overall applicable percentage considering the 33.0% applicable percentage. On January 24, 2025, the Company announced the achievement of all four of the third performance milestones previously agreed upon between the Company and Cerberus. As a result of meeting the third performance milestones, if the Company fails to achieve the remaining milestones as of the final milestone measurement date, the applicable percentage will be subject to up to a 4.0% increase for the missed milestones or an increase in the overall applicable percentage of up to 37.0%. See Note 23, Subsequent Events for additional information.
Covenants
On November 26, 2024, the Company amended the Credit Agreement, by and among the Company, certain of the Company’s subsidiaries as guarantors party thereto and the Lender, pursuant to which among other things, the applicability of the Consolidated Revenue and EBITDA financial covenants were deferred until December 31, 2025 and certain provisions were amended to conform with comparable provisions in the DOE Loan Facility.
The Credit Agreement, as amended, contains the following financial covenants, including (each as defined in the Credit Agreement, as amended):
•Minimum Consolidated EBITDA- not applicable for December 31, 2024.
•Minimum Consolidated Revenue- not applicable for December 31, 2024.
•Minimum Liquidity
As of December 31, 2024, the Company was in compliance with the Minimum Liquidity financial covenant.
The facilities are subject to certain events of default which can be triggered by, among other things, (i) breach of payment obligations and other obligations and representations in the Credit Agreement or related documents, (ii) default under other debt facilities with a principal above a predetermined amount, (iii) failure to perform or comply with certain covenants in the Credit Agreement, (iv) entry into a decree or order for relief in respect of the Company or any of its subsidiaries in an involuntary case under the Bankruptcy Code of the United States or under any other debtor relief law, (v) any money judgment, writ or warrant of attachment or similar process involving in the aggregate at any time an amount in excess of $2,500, (vi) any order, judgement or decree entered against the Company or the Guarantors decreeing the dissolution or split up of such entity, (vii) the failure of the common stock to be listed on an internationally recognized stock exchange in the United States and (viii) a change of control.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
The Company elected the fair value option to account for all draws under the Delayed Draw Term Loan for operational purposes. The financial liability was initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. The Company also elected the fair value option for the August Draw and the October Draw. The Initial Draw fair value, the August Draw fair value, as well as the October Draw fair value (collectively the "DDTL"), was $25,653, $12,528, and $28,340 respectively, at issuance. As of December 31, 2024, the fair value for the DDTL was $76,188. A gain of $33,823 was recognized for the year ended December 31, 2024. This is included in Change in fair value of debt - related party on the Consolidated Statements of Operations and Comprehensive Loss. The Company also recorded a loss attributable to changes in instrument-specific credit risk of $43,490 for the year ended December 31, 2024. This is included in Change in fair value of debt - credit risk in Accumulated other comprehensive (loss) income.
The Company did not separately report interest expense attributable to the DDTL because such interest was included in the determination of the fair value of the Note. See Note 16, Fair Value Measurement for the assumptions used to determine the fair value the Delayed Draw Term Loan at issuance and at December 31, 2024.
Contractual Interest Rates - Borrowings under the Credit Agreement bear interest at an annual rate equal to 15.0% per annum, subject to the following increases: (i) an additional 5.0% per annum upon the occurrence of an event of default under the Credit Agreement. The Company may elect to add accrued and unpaid interest on the loans to the principal amount of the loans (capitalized interest).
Maturity - The DDTL is scheduled to mature on the earlier of (i) June 15, 2034 as amended on November 26, 2024, and (ii) 91 days prior to the maturity of certain of the Company’s outstanding convertible notes. See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.
2021 Convertible Notes Payable - Related Party
On July 6, 2021, the Company entered into an investment agreement with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries. The investment agreement provides for the issuance and sale to Koch of convertible notes in the aggregate principal amount of $100,000. The maturity date of the 2021 Convertible Notes is June 30, 2026, subject to earlier conversion, redemption or repurchase.
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
Interest expense recognized on the 2021 Convertible Notes is as follows:

	For the Years Ended December 31,
	2024	2023
Contractual interest expense	$7,053	$6,648
Amortization of debt discount	6,608	5,237
Amortization of debt issuance costs	638	508
Total	$14,299	$12,393

The carrying value for the 2021 Convertible Notes is as follows:

	December 31,
	2024	2023
Principal	$122,868	$115,815
Unamortized debt discount	(13,045)	(19,612)
Unamortized debt issuance costs	(1,257)	(1,895)
Embedded derivative liability	1,272	78
Aggregate carrying value	$109,838	$94,386
The loss from the change in fair value of the embedded derivative liability for the year ended December 31, 2024 was $1,194, and the gain from the change in fair value of the embedded derivative liability for the year ended December 31, 2023 was $840. See Note 16, Fair Value Measurement for the assumptions used to determine the fair value of the embedded derivative. The Company intends to repay all contractual interest attributable to the 2021 Convertible Notes in-kind on a semi-annual basis.
During the year ended December 31, 2024, contractual interest in-kind of $7,053 was recorded as an increase to the 2021 Convertible Notes' principal balance on the Consolidated Balance Sheets.

DOE Loan Facility
On November 26, 2024, the Company entered into a loan agreement with the United States Federal Financing Bank ("FBB") and the United States DOE Loan Programs Office (“LPO”) (“the DOE Loan Facility"). The loan provides for a principal amount of up to $277,497 of borrowings and capitalized interest amount of up to $25,953.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
The DOE Loan Facility provides for a multi draw term loan facility under a series of at least two and, if the Company elects, up to four tranches of the loan (each, a “Tranche”), subject to the achievement of certain funding conditions, with each Tranche corresponding to the production, maintenance and development, and operation of a given production line to be funded using the proceeds of such Tranche and the principal amount of each Tranche consisting of an a maximum principal amount designated for such Tranche in the DOE Loan Facility. Each Tranche provides the Company funding for 80% of the Eligible Project Costs. Eligible Project Costs means Project Costs that satisfy each of the following conditions: (a) DOE has determined the Project Costs to be eligible costs in accordance with Sections 609.2 and 609.10 of the Applicable Regulations; (b) the Project Costs have not been paid and are not expected to be paid any time after the First Advance Date with: (i) any federal grants, assistance, or loans (excluding the DOE Loan Facility); or (ii) other funds guaranteed by the Federal Government; (c) the Project Costs are identified in the Construction Budget; (d) the Project Costs do not constitute Cost Overruns; and (e) the Project Costs were incurred after the Eligibility Effective Date.) associated with the corresponding production line, with the Company responsible for funding the remaining 20% of the Project Costs.
The DOE Loan Facility specifies the maximum amount subject to each tranche (Tranche 1: $101,979; Tranche 2: $117,326; Tranche 3: $71,836; and Tranche 4: $12,309), and any amounts not withdrawn under a specified tranche cannot be allocated to another tranche.
Through December 31, 2024, the Company had drawn down $68,279 under the DOE Loan Facility, at an interest rate of 4.791%, for eligible project costs incurred through December 6, 2024. These costs are a portion of Tranche 1 of the DOE Loan Facility. Tranche 1 provides up to $101,979 for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools, with a projected annual production capacity of approximately 1.25 GWh ("Line 1"), as defined in the DOE Loan Facility.
The final scheduled maturity date for the DOE Loan Facility is June 15, 2034. Interest and scheduled principal amortization payments on the DOE Loan Facility are payable quarterly, commencing on March 15, 2028.
Contractual Interest Rates - The DOE Loan Facility bears interest at the applicable U.S. Treasury rate plus a spread equal to 0.375%. The interest is paid in-kind ("Capitalized PIK Interest"). Payment of the Capitalized PIK Interest on the DOE Loan Facility commences in 2028.

The DOE Loan Facility draw-downs were as follows:

	Loan Facility Available for Future Draw-downs	Interest Rate
Beginning Balance, November 26, 2024	$277,497
Draw-downs received during the three months ended December 31, 2024	(68,279)	4.791%
Remaining Balance, December 31, 2024	$209,218

Interest expense recognized on the DOE Loan Facility is as follows:

For the Year Ended December 31, 2024
Contractual interest expense	$107
Amortization of debt issuance costs	9
Total	$116

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
The carrying value for the DOE Loan Facility is as follows:

For the Year Ended December 31, 2024
Principal (life to date draw-downs)	$68,279
Capitalized PIK Interest	107
Unamortized debt issuance costs	(2,934)
Aggregate carrying value	$65,452
The Company is obligated to reimburse the DOE for any payments the DOE is required to make to the FFB in connection with the DOE Loan Facility and have been included as part of the debt issuance costs. The Company’s reimbursement obligations to the DOE under the DOE Loan Facility, together with all other obligations of the Company owing to DOE, FFB and other secured parties thereunder, are full recourse and secured by a lien on all real and personal property and all intellectual property collateral of the Company and its subsidiaries.
The approval and funding of any disbursements of the Guaranteed Loan will be subject to the satisfaction of conditions precedent, including, but not limited to, evidence of satisfaction of certain technical and performance-related conditions precedent, adequate project funding, reports from certain technical consultants and advisors, and the receipt of certain financial models demonstrating compliance with the financial covenants set forth in the DOE Loan Facility.
Under the DOE Loan Facility, the Company is subject to certain borrower and other affirmative and negative covenants customary for loan facilities extended under the DOE Loan Program including, among other things, covenants regarding (i) financial testing compliance, (ii) restrictions on operations and use, (iii) change of control, (iv) project-related reporting and information requirements and (v) compliance with the requirements of applicable law and the DOE Loan Program.
The DOE Loan facility, contains the following financial covenants, including (each as defined in the DOE Loan facility) as of December 31, 2024.:
•Minimum Liquidity - as defined in the Loan Guarantee Agreement
As of December 31, 2024, the Company was in compliance with the Minimum Liquidity financial covenant. The DOE Loan Facility also contains financial covenants related to Minimum Consolidated Revenue and Minimum Consolidated EBITDA beginning December 31, 2025.
In addition, the DOE Loan Facility contains certain representations and warranties customary for the facilities extended under the DOE Loan Facility, including, among other things, representations and warranties regarding: (i) the organization and existence of the Company, (ii) authority and the absence of any conflicts, (iii) capitalization, (iv) solvency and (v) compliance with applicable law and the DOE Loan Program.
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
Optional Redemption - On or after June 30, 2024, provided that the Company has obtained stockholder approval, the AFG Convertible Notes are redeemable by the Company in the event that the closing sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice. The redemption price will be equal to the then current principal amount of the AFG Convertible Notes (inclusive of all PIK Interest), plus the aggregate amount of all interest payments on the AFG Convertible Notes that the holders of the AFG Convertible Notes to be redeemed would have been entitled to receive had the AFG Convertible Notes remained outstanding to the maturity date. As of December 31, 2024, the Company has not sought stockholder approval.
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
Interest expense recognized on the AFG Convertible Notes is as follows:

	For the Years Ended December 31,
	2024	2023
Contractual interest expense	$4,924	$3,679
Amortization of debt discount	928	743
Amortization of debt issuance costs	262	209
Total	$6,114	$4,631

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
The balance for the AFG Convertible Notes is as follows:

	December 31,
	2024	2023
Principal	$22,353	$17,429
Unamortized debt discount	(1,906)	(2,835)
Unamortized debt issuance costs	(538)	(800)
Embedded conversion feature	43,124	4,345
Aggregate carrying value	$63,033	$18,139
The loss from the change in fair value of the embedded derivative for the year ended December 31, 2024 was $38,779, and the gain from the change in fair value of the embedded derivative liability for the year ended December 31, 2023 was $2,106. See Note 16, Fair Value Measurement for the assumptions used to determine the fair value of the embedded derivative as of December 31, 2023 and as of the date of issuance. The Company is obligated to repay all contractual interest attributable to the AFG Convertible Notes in-kind on a semi-annual basis, in accordance with the terms of the Investment Agreement. During the year ended December 31, 2024, contractual interest in-kind of $4,924 was recorded as an increase to the AFG Convertible Notes' principal balance on the Consolidated Balance Sheets.
Senior Secured Term Loan
On July 29, 2022 (the "Closing Date"), the Company entered into a $100,000 Senior Secured Term Loan Credit Agreement with Atlas Credit Partners (ACP) Post Oak Credit I LLC (Atlas), as administrative agent for the Atlas Lenders and collateral agent for the secured parties. The Senior Secured Term Loan was scheduled to mature on the earlier of (i) July 29, 2026, and (ii) 91 days prior to the current maturity date of the 2021 Convertible Notes of June 30, 2026. The Company had the right at any time to prepay any Borrowing in whole or in part in an amount of not less than $500.
The outstanding principal balance of the Senior Secured Term Loan bore interest, at the applicable margin plus, at the Company’s election, either (i) the benchmark secured overnight financing rate (“SOFR”), which is a per annum rate equal to (y) the Adjusted Term SOFR plus 0.2616%, or (ii) the alternate base rate (“ABR”), which is a per annum rate equal to the greatest of (x) the U.S. Prime Lending Rate, (y) the NYFRB Rate (as defined in the Senior Secured Term Loan Agreement) plus 0.5% and (z) the SOFR. The applicable margin under the Credit Agreement was 8.5% per annum with respect to SOFR loans, and 7.5% per annum with respect to ABR loans. Interest on the Senior Secured Term Loan accrued at a variable interest rate, and interest payments are due quarterly. The Company may elect to convert SOFR Loans to ABR (and ABR Loans to SOFR).
Interest was required to be escrowed based on the principal outstanding. This amount was $11,755 at December 31, 2023. This escrowed amount was classified as restricted cash on the Consolidated Balance Sheets.
Termination of the Senior Secured Term Loan
On June 21, 2024, the Atlas Credit Agreement, and the subsequent commitment increase agreements thereto, which provided for a $100,000 Senior Secured Term Loan Credit Agreement, were terminated pursuant to the terms of the Atlas Payoff Letter and the Insurer Letter Agreement, and all security interests and other liens granted to or held by the Atlas Lenders were terminated and released.
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
The Company accounted for the termination of the Senior Secured Term Loan in accordance with ASC 470-60, Troubled Debt Restructurings. As a result, the Company recognized a restructuring gain of $68,478 in the Consolidated Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2024.
See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.
The following table summarizes interest expense recognized on the Senior Secured Term Loan:

	For the Years Ended December 31,
	2024	2023
Contractual interest expense	$6,858	$13,943
Amortization of debt discount	224	407
Amortization of debt issuance costs	1,980	3,601
Total	$9,062	$17,951
The Senior Secured Term Loan balances are as follows:

December 31, 2023
Principal	$100,000
Unamortized debt discount	(1,459)
Unamortized debt issuance costs	(12,917)
Aggregate carrying value	$85,624
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
As of December 31, 2024 and December 31, 2023, total equipment financing debt outstanding was $2,385 and $5,710, respectively of which $2,014 and $3,332 are recorded as a current liability on the Consolidated Balance Sheets, respectively. For the years ended December 31, 2024 and 2023, the Company recognized $650 and $1,111 as interest expense attributable to the equipment financing agreement, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Yorkville Convertible Promissory Notes - Related Party
In December 2022, February 2023, March of 2023, and April 2023, the Company issued convertible promissory notes with an aggregate principal amount of $37,000 in a private placement to Yorkville under the second and third supplemental agreements to the SEPA. The fair values of the convertible promissory notes at issuance were greater than the proceeds received. Accordingly, the Company recorded the excess of fair value of these promissory notes over the proceeds as Interest expense - related parties in the amount of $17,571, for the year ended December 31, 2023, which is reflected in the Consolidated Statements of Operations and Comprehensive Loss.
During the first half of 2023, Yorkville delivered Investor Notices requiring the Company to issue and sell an aggregate of 22,947,029 shares of common stock to Yorkville to offset all outstanding amounts owed to Yorkville under the outstanding convertible promissory notes. The Company recognized a loss on debt extinguishment from the issuance of common stock from the outstanding convertible promissory notes of $3,510 for the for the year ended December 31, 2023, which is reflected in the Consolidated Statements of Operations and Comprehensive Loss.
The conversion feature for each of the convertible promissory notes did not qualify for the scope exception to derivative accounting, therefore the conversion option was bifurcated from each convertible promissory note. The bifurcated derivatives were recorded at their initial fair value on the date of issuance and subject to remeasurement at the debt extinguishment date, with changes in fair value recognized as a realized gain or loss in the Consolidated Statements of Operations and Comprehensive Loss. Net gain of $6,922 was recognized for the year ended December 31, 2023.
As of December 31, 2023, there were no outstanding Yorkville convertible promissory notes.
14. Warrants Liability
The exercise price, amount of warrants outstanding and fair value for all warrants as of December 31, 2024 and 2023 are as follows:

		December 31, 2024		December 31, 2023
	Exercise Price	Warrants Outstanding	Fair Value	Warrants Outstanding	Fair Value
IPO warrants	$11.50	274,400	$269	274,400	$55
April 2023 warrants	$3.14	16,000,000	56,400	16,000,000	6,276
May 2023 warrants	$2.50	3,601,980	13,126	3,601,980	1,544
December 2023 warrants	$1.60	29,799,992	119,796	34,482,759	19,586
Total		49,676,372	189,591	54,359,139	27,461
Warrants liability - related party
SPA Warrant	$0.01	1	188,857	—	—
Contingent warrants(a)	n/a	—	77,773	—	—
Total		1	$266,630	—	$—
(a) Contingent warrants represent future issuable shares of stock. See Note 3, Credit and Securities Purchase Transaction for further discussion.
The change in fair value for IPO Warrants, April 2023 Warrants, May 2023 Warrants and December 2023 Warrants have been recognized in change in fair value of warrants on the Company’s Consolidated Statements of Operations and Comprehensive Loss. The fair value for these warrants is included in Warrants liability on the Consolidated Balance Sheets. The change in fair value for the SPA warrant and Contingent Warrants have been recognized in Change in fair value of derivatives - related parties on the Company’s Consolidated Statements of Operations and Comprehensive Loss. The fair value for these warrants is included in Warrants liability - related party on the Consolidated Balance Sheets. See Note 16, Fair Value Measurements for further information.

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
In December 2023, the Company issued in a combined public offering (i) 34,482,759 shares of its common stock and (ii) accompanying common warrants to purchase one share of common stock for each share of common stock sold (the "December 2023 Public Offering"). The gross proceeds to the Company from the December 2023 Public Offering were $50,000, before deducting underwriting fees at closing. The offering price for each share of common stock and accompanying warrant was $1.45. The fair value of the warrants and common stock for the December 2023 Public Offering at issuance was $71,294, which was greater than the proceeds. As such, the Company recorded the excess as losses in the amount of $21,294, as a component of change in fair value of warrants in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company paid $2,500 in underwriting fees at closing and incurred an additional $175 in legal fees related to the offering. For the year ended December 31, 2024, 4,682,767 of the December 2023 warrants were exercised generating approximately $7,492 for the Company.
The 2023 warrants do not qualify for equity classification guidance in ASC 815-40 and are measured at fair value at each reporting period.
Warrants liability - related party
SPA Warrant
As discussed in Note 3, Credit Agreement and Securities Purchase Transaction, the Company issued to the Purchaser, one warrant to purchase 43,276,194 shares of common stock. The warrant has a Ten-year term, a $0.01 per share exercise price, and is exercisable at the Purchaser’s discretion for cash or on a cashless basis. Upon an acceleration under the Credit Agreement, the Company could be required to purchase the warrant from the holder at an amount equal to the most recently quoted price. Following stockholder approval on September 10, 2024, the Conversion Cap increased to 49.9%. See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.
Contingent Warrants
Following the Initial Draw, on three separate predetermined draw dates (for the third draw, see Note 23, Subsequent Events) upon the achievement of the corresponding performance milestone for each such draw date, the Company received additional funds under the Credit Agreement and issued securities under the SPA in an amount equal to the applicable percentage, up to an aggregate of 33.0% ownership limitation on a fully-diluted basis as of the time the Delayed Draw Term Loan was fully drawn. Although these contingent warrants were not issued or exercisable until additional draws occurred, they meet the guidance under ASC 480 and are recognized at fair value with changes in fair value reported in the Consolidated Statements of Operations and Comprehensive Loss. The applicable percentage is subject to increase by 8.0% to up to 41.0% on a fully diluted basis to the extent that milestones are not met on the final measurement date on April 30, 2025, in which case additional Contingent Warrants would be issuable.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Leases
The Company leases machinery, manufacturing facilities, office space, land, and equipment under both operating and finance leases. Lease assets and lease liabilities as of December 31, 2024 and 2023 were as follows:

		December 31,
	Classification on Balance Sheet	2024	2023
Assets
ROU operating lease assets	Operating lease right-of-use asset, net	$2,909	$4,033
Finance lease assets	Property, plant and equipment, net	106	209
Total lease assets		$3,015	$4,242

		December 31,
	Classification on Balance Sheet	2024	2023
Liabilities
Current
Operating lease liability	Operating lease liability, current	$1,879	$1,496
Finance lease liability	Other current liabilities	42	100
Long-term
Operating lease liability	Operating lease liability	1,628	3,350
Finance lease liability	Other liabilities	46	88
Total lease liabilities		$3,595	$5,034
Operating lease costs for the years ended December 31, 2024 and 2023, were $1,938 and $1,573, respectively. As of December 31, 2024 and 2023, the weighted average remaining term (in years) for the operating leases was 1.82 and 2.77 years, respectively and the weighted average discount rate was 18.3% and 16.0%, respectively. As of December 31, 2024 and 2023, the weighted average remaining term (in years) for the finance leases was 2.18 and 2.54 years, respectively, and the weighted average discount rate was 20.8% and 26.3%, respectively.
Future minimum lease payments as of December 31, 2024 were as follows:

	Operating leases	Finance leases	Total
2025	$2,286	$56	$2,342
2026	1,722	35	1,757
2027	26	19	45
2028	24	—	24
Total minimum lease payments	4,058	110	4,168
Less amounts representing interest	(551)	(22)	(573)
Present value of minimum lease payments	$3,507	$88	$3,595
16. Fair Value Measurement
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, contract assets, accounts payable, accrued expenses, warrants, notes payable — related party, contract liabilities, and long-term debt.
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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, contract assets, contract liabilities and accounts payable, and DOE Loan Facility are considered to be representative of their fair value.
The table below summarizes the fair values of certain liabilities that are included within the Company's accompanying Consolidated Balance Sheets, and their designations among the three fair value measurement categories:

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
SPA Warrant (a)	$—	$—	$188,857	$—	$—	$—
Contingent warrants (a)	—	—	77,773	—	$—	—
IPO, April, May and December 2023 Warrants (b)	—	269	189,322	—	55	27,406
Delayed Draw Term Loan	—	—	76,188	—	—	—
Embedded derivatives(c)	—	—	44,396	—	—	4,423
Total liabilities	$—	$269	$576,536	$—	$55	$31,829
(a) Included in Warrants liability - Related party on the Consolidated Balance Sheets.
(b) All these instruments are Level 3, except for the IPO warrants (Level 2). These are included in Warrants liability on the Consolidated Balance Sheets.
(c) Included in Notes Payable - Related Party on the Consolidated Balance Sheets.
IPO Warrants
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
The inputs used to determine the fair value of the April 2023 warrants, May 2023 warrants, and the December 2023 warrants are as follows:

April 2023 warrants	December 31, 2024	December 31, 2023	April 12, 2023
Time to expiration	3.79 years	4.79 years	5.51 years
Common stock price	$4.86	$1.09	$2.61
Risk-free interest rate	4.3%	3.8%	3.4%
Volatility	90.0%	70.0%	70.0%

May 2023 warrants	December 31, 2024	December 31, 2023	May 15, 2023
Time to expiration	3.54 years	4.54 years	5.17 years
Common stock price	$4.86	$1.09	$2.31
Risk-free interest rate	4.3%	3.8%	3.4%
Volatility	90.0%	70.0%	70.0%

December 2023 warrants	December 31, 2024	December 31, 2023	December 14, 2023
Time to expiration	3.96 years	4.96 years	5.00 years
Common stock price	$4.86	$1.09	$1.32
Risk-free interest rate	4.3%	3.8%	3.9%
Volatility	90.0%	70.0%	70.0%
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
The inputs used to determine the fair value of the embedded derivative liabilities are as follows:

2021 Convertible Note	December 31, 2024	December 31, 2023
Term	1.50 Years	2.50 years
Dividend yield	—%	—%
Risk-free interest rate	4.2%	4.1%
Volatility	65.0%	70.0%
Effective debt yield	30.0%	40.0%

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

16. Fair Value Measurement (cont.)

AFG Convertible Note	December 31, 2024	December 31, 2023	January 18, 2023
Term	1.50 Years	2.50 years	3.45 years
Dividend yield	—%	—%	—%
Risk-free interest rate	4.2%	4.1%	3.6%
Volatility	65.0%	70.0%	70.0%
Effective debt yield	30.0%	40.0%	40.0%
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
The following table summarizes instruments that were initially and subsequently measured at fair value. (see Note 3, Credit and Securities Purchase Transaction):

Instrument	Initial measurement date	Initial Fair Value
Initial Draw of the Delayed Draw Term Loan	6/21/2024	25,653
SPA Warrant	6/21/2024	32,903
Contingent Warrants	6/21/2024	62,191
August Draw of the Delayed Draw Term Loan	8/29/2024	12,528
October Draw of the Delayed Draw Term Loan	10/31/2024	28,340
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
The fair value of the Contingent Warrants is estimated based on the underlying Eos common stock closing price adjusted by a DLOM using Black-Scholes option pricing model, considering the probability of achieving certain milestones. A DLOM was applied considering the underlying shares of the Contingent Warrants are unregistered.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

16. Fair Value Measurement (cont.)
Quantitative information about all significant unobservable inputs used in the fair value measurement for recurring level 3 measurements:

Delayed Draw Term Loan Initial Tranche	June 21, 2024	December 31, 2024
Debt yield	47.5%	30.0%

Contingent Warrants- all tranches	June 21, 2024	December 31, 2024
Milestones achievement expectations	Very high probability	Very high probability
Volatility	70.0%	65.0%
Discount for lack of marketability (“DLOM”)	10.0%	10.0%

SPA Warrant	June 21, 2024	December 31, 2024
Discount for lack of marketability (“DLOM”)	10.0%	10.0%

Delayed Draw Term Loan August Draw	August 31, 2024	December 31, 2024
Debt yield	42.5%	30.0%

Delayed Draw Term Loan October Draw	October 31, 2024	December 31, 2024
Debt yield	42.5%	30.0%

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

16. Fair Value Measurement (cont.)
Level 3
The following table summarizes the changes in the fair value of liabilities that are included within the Company’s accompanying Consolidated Balance Sheets and are designated as Level 3:

	For the Years Ended December 31,
	2024	2023
Delayed Draw Term Loan
Balance at beginning of the period	$—	$—
Additions- Initial Draw	25,653	—
Additions- August Draw	12,528	—
Additions- October Draw	28,340	—
Change in fair value of Term Loan	9,667	—
Balance at end of the period	$76,188	$—

SPA Warrant and Contingent Warrants
Balance at beginning of the period	$—	$—
Additions	95,094	—
Conversion to preferred stock	(193,920)	—
Change in fair value of warrants	365,456	—
Balance at end of the period	$266,630	$—

Embedded derivatives
Balance at beginning of the period	$4,423	$1,945
Additions	41	30,619
Change in fair value of derivatives - related party	39,932	(28,141)
Balance at end of the period	$44,396	$4,423

April, May, and December 2023 Warrants
Balance at beginning of the period	$27,406	$—
Additions	—	55,330
Exercised warrants	(9,096)	—
Change in fair value of warrants	171,012	(27,924)
Balance at end of the period	$189,322	$27,406

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

16. Fair Value Measurement (cont.)

The estimated fair value of financial instruments not carried at fair value in the Consolidated Balance Sheets was as follows:

	Level in fair value hierarchy	December 31, 2024		December 31, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	3	$847	$740	$863	$719
Loan commitment assets	3	21,731	21,051	—	—
2021 Convertible Notes*	3	109,838	91,951	94,386	57,998
Senior Secured Term Loan	3	—	—	85,624	61,360
AFG Convertible Notes*	3	63,033	65,053	18,139	18,352
Equipment financing facility	3	2,385	2,097	5,710	4,826
Preferred Stock	3	488,696	454,581	—	—
DOE Loan Facility	3	65,452	67,740	—	—
Total		$751,982	$703,213	$204,722	$143,255
*Includes the embedded derivative liabilities.
17. Commitments and Contingencies
Lease commitments
The Company has lease commitments under lease agreements. See Note 15, Leases, for additional information.
Minimum Volume Commitment
In June 2022, the Company entered into a long-term supply agreement with a minimum volume commitment with a third party, which provides services to process certain raw materials. Any purchase order issued under this supply agreement will be non-cancellable. To the extent the Company fails to order the guaranteed minimum volume defined in the contract at the end of the term, the Company is required to pay the counterparty an amount equal to the shortfall, if any, multiplied by a fee. The Company is currently negotiating a new long-term supply agreement with the counterparty. As part of the ongoing negotiations, during the fourth quarter, the Company paid the counterparty $1,250 as a shortfall penalty and transferred equipment with a net book value of approximately $600. As a result, the Company has been released of any minimum volume commitments as part of the original agreement.
Legal Proceedings
Class Action Complaints
On March 8, 2023, a class action lawsuit (the “Delman Complaint”) was filed in the Court of Chancery of the State of Delaware by plaintiff Richard Delman (the “Delman Plaintiff”) against certain defendants including the Company’s former directors (the “Delman Defendants”). Neither the Company nor Eos Energy Storage LLC were named as a defendant in the Delman Complaint, but each was identified as a relevant non-party, and the Company has indemnification obligations relating to the lawsuit. On June 26, 2024, the parties to the Delman Complaint as well as the Company entered into a definitive Stipulation and Agreement of Settlement, Compromise, and Release and related documents (collectively, “Settlement Agreement”), pursuant to which the Delman Plaintiff agreed to release all claims against the Delman Defendants in exchange for a settlement payment of $8,500 (the “Settlement Amount”), funded by the Company’s D&O liability insurers, subject to the Company’s retention of $1,000 consisting of payment of legal fees of the Delman Defendants. On October 17, 2024, the Court of Chancery approved the Settlement Agreement and entered the Final Judgment subject to the payment of Settlement Amount. On December 10, 2024, the Settlement Amount was fully paid to the Delman Plaintiff by the Company’s D&O liability insurers.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
17. Commitments and Contingencies (cont.)
On August 1, 2023, a class action lawsuit (the “Houck Complaint”) was filed in the United States District Court of New Jersey by plaintiff William Houck (the “Houck Plaintiff”) against the Company and three individual officers: the Company’s Chief Executive Officer, its former Chief Financial Officer, and its current Chief Financial Officer (with the Company, the “Houck Defendants”). The Houck Complaint alleges that the Houck Defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s contractual relationship with a customer and about the size of the Company’s order backlog and commercial pipeline. On November 8, 2024, the District Court granted the renewed motion to dismiss filed by the Houck Defendants. On January 23, 2025, the Company filed a Notice and Request for Entry of Final Judgment with the District Court. The Company is awaiting the District Court’s entry of Final Judgment.
On November 5, 2024, a shareholder derivative lawsuit (the “Hyung Complaint”) was filed in the United States District Court of the District of New Jersey by plaintiff Jung Jae Hyung (the “Hyung Plaintiff”) against certain defendants including the Company’s current Chief Executive Officer, the Company’s current Chief Financial Officer, and five of the Company’s current Directors and one former Director (the “Hyung Defendants”). The Hyung Complaint alleges that the Hyung Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s contractual relationship with a customer and about the size of the Company’s order backlog and commercial pipeline. The Company intends to vigorously contest this matter.
18. Stock-Based Compensation
Stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Loss was as follows:

	For the years ended December 31,
	2024	2023
Stock options	$264	$2,468
Performance-based restricted stock units	8,332	—
Restricted stock units	10,184	11,589
Total	$18,780	$14,057
The stock compensation has been recorded in cost of goods sold, research and development expenses and selling, general and administrative expenses.
Stock options
The following table summarizes stock options activity during the years ended December 31, 2024 and 2023:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Stock-Based Compensation (cont.)

	Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Options Outstanding at December 31, 2022	4,344,812	$4.37	7.7
Granted	649,865	2.27
Cancelled/Forfeited	(504,550)	2.39
Exercised	(262,500)	1.35
Options Outstanding at December 31, 2023	4,227,627	4.47	5.2
Granted	—	—
Cancelled/Forfeited	(225,000)	1.39
Exercised	(44,000)	1.28
Options Outstanding at December 31, 2024	3,958,627	4.68	4.0
Options Exercisable at December 31, 2024	3,958,627	4.68	4.0
The assumptions used to determine the fair value of stock options granted in 2023 are as follows:

2023
Volatility	62.60%
Risk free interest rate	4.07%
Expected life (years)	3.00
Dividend yield	0%
The weighted average grant date fair value of all stock options granted was $1.02 per option for the year ended December 31, 2023. There were no stock options granted for the year ended December 31, 2024.
Restricted Stock Units (“RSU”)
The following table summarizes RSU activity during the years ended December 31, 2024 and 2023:

	Units	Weighted-Average Grant-Date Fair Value
RSUs Outstanding at December 31, 2022	2,995,890	$7.89
Granted	4,804,057	3.42
Cancelled/Forfeited	(898,525)	4.86
Vested	(1,453,964)	7.39
RSUs Outstanding at December 31, 2023	5,447,458	4.58
Granted	12,135,118	1.87
Cancelled/Forfeited	(1,238,231)	2.25
Vested	(2,371,609)	6.05
RSUs Outstanding at December 31, 2024	13,972,736	2.18
As of December 31, 2024, there was $25,151 of unrecognized compensation expense attributable to unvested RSUs, expected to be recognized over a weighted-average remaining vesting period of 2.2 years.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Stock-Based Compensation (cont.)
Performance-Based Restricted Stock Units (“PRSU”)
The following table summarizes PRSU activity during the year ended December 31, 2024:

	Units	Weighted-Average Grant-Date Fair Value
PRSUs Outstanding at December 31, 2023	—	$—
Granted	9,192,500	1.92
Cancelled/Forfeited	(387,500)	1.74
Vested	—	—
PRSUs Outstanding at December 31, 2024	8,805,000	1.93
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
As of December 31, 2024, there was $8,638 of unrecognized compensation expense attributable to unvested PRSUs, expected to be recognized over a weighted-average remaining vesting period of 0.9 years.
In 2024, the Company reserved an additional 19,000,000 shares for the Amended and Restated 2020 Incentive Plan. As of December 31, 2024 and 2023, 4,552,831 and 5,015,893 shares remain for future issuance, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Stock-Based Compensation (cont.)
During the year ended December 31, 2023, the Company granted 40,000 RSUs with performance and service conditions. Stock compensation is recognized on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For awards with performance conditions, compensation expense is recognized using an accelerated attribution method over the vesting period. The performance conditions primarily relate to achievement of sales and financing targets. In June 2023, the Company modified 550,000 performance-based stock options that were issued in June 2022 and December 2022 by extending the period to meet certain performance conditions. During the year ended December 31, 2023, all performance conditions were met for these 550,000 options, therefore accelerating the vesting and respective expense.
19. Income Taxes
The Company is subject to U.S., Italy and India tax laws, regulations and policies. Changes to these laws or regulations may affect the Company’s tax liability, return on investments and business operations.
Earnings before income taxes
Net income (losses) before income taxes for the years ended December 31, 2024 and 2023 was as follows:

	For the years ended December 31,
	2024	2023
U.S.	$(685,809)	$(229,585)
Non-U.S.	(40)	110
Total loss before income tax	$(685,849)	$(229,475)
Income expense (benefit)
Income tax expense (benefit) was as follows:

	For the years ended December 31,
	2024	2023
Current expense (benefit):
U.S. federal	$—	$—
U.S. state and local	—	—
Non-U.S.	21	31
Total current income tax provision	$21	$31
Deferred expense (benefit):
U.S. federal	$—	$—
U.S. state and local	—	—
Non-U.S.	—	—
Total deferred income tax provision	—	—
Total income tax provision	$21	$31
The Company has a tax provision of $21 and $31 for the years ended December 31, 2024 and 2023, respectively, due to foreign taxable income and the generation of U.S. taxable losses offset by a valuation allowance on the deferred tax assets.
Reconciliation of U.S. Federal Statutory income tax rate to actual income tax rate
The reconciliation from the statutory U.S. federal income tax rate to the effective tax rate is as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Income Taxes (cont.)

	For the years ended December 31,
	2024	2023
Loss before income taxes	$(685,849)	$(229,475)

Statutory U.S. federal income tax (21%)	(144,029)	(48,190)
State and local income tax	(3,685)	330
Income taxed at rates other than statutory	29	8
Fair value adjustments – debt	(1,984)	8,420
Fair value adjustments – warrants	112,703	(5)
Derecognition of loan commitment asset	11,416	—
Stock-based compensation	2,190	1,687
Non-deductible officers compensation	413	2,580
Valuation allowance	25,867	34,821
Other	(2,899)	380
Total income tax expense	$21	$31
Effective tax rate	—	—
The reported income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the income before income taxes primarily due to pretax losses in the U.S. for which no tax benefit has been provided, fair value adjustments - debt and warrants, derecognition of loan commitment asset, as well as stock-based compensation.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Income Taxes (cont.)
Deferred Income Taxes
The Company records deferred income taxes to reflect the net tax effects of temporary differences, if any, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of deferred tax assets and liabilities at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$178,561	$152,380
Capital loss carryforwards	235	235
Tax credit carryforwards	—	65
Goodwill	6,109	6,735
Capitalized research & experimental costs	9,737	8,213
Stock-based compensation	4,841	3,819
Accruals and reserves	3,455	2,503
Organizational costs	111	124
Lease liability	936	1,309
Fixed assets	1,419	268
Inventory	1,709	977
Transaction costs	7,386	244
Debt instruments	8,508	—
Other	10	—
Deferred tax assets, gross	223,017	176,872
Valuation allowance	(222,122)	(175,680)
Total deferred tax assets, net	$895	$1,192
Deferred tax liabilities:
Right of use asset	(853)	(1,144)
Intangibles	(42)	(41)
Other	—	(7)
Deferred tax liabilities	(895)	(1,192)
Total deferred tax asset (liability)	$—	$—
The Tax Cuts & Jobs Act of 2017 ("TCJA") mandated that research and experimental ("R&E") costs incurred in tax years beginning after December 31, 2021 must be capitalized and amortized over five years if the research is performed in the United States and over 15 years if performed outside the United States. As of December 31, 2024 and December 31, 2023, the Company has capitalized and will amortize these costs over the required periods.
The Company maintains a valuation allowance where it is more-likely-than-not that all or a portion of a deferred tax asset may not be realized. Changes in the valuation allowance are included in the Company’s income tax provision in the period of change. In determining whether a valuation allowance is required, the Company evaluates factors such as prior earnings history, expected future earnings, reversal of existing taxable temporary differences, carry back and carry forward periods and tax planning strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The Company has determined that it is more-likely-than-not that it will not be able to utilize its U.S. deferred tax assets at December 31, 2024 and 2023 due to a history of cumulative losses. As such, the Company has a valuation allowance against its net deferred tax assets.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Income Taxes (cont.)
The valuation allowance increased by $46,442 between December 31, 2024 and 2023. The increase was primarily attributable to an increase in net operating loss ("NOL") carryforwards and impact of the DDTL transaction. At December 31, 2024, the valuation allowance is $222,122, of which $11,006 would be allocated to equity if released. The remaining valuation allowance of $211,116 would be released through continuing operations.
Net Operating Losses & Tax Credits
As of December 31, 2024 and 2023, the Company has federal research and development tax credits (“R&D credit”) of approximately $3,733 for both years, which begin to expire in varying amounts from 2031 – 2038, subject to the annual limitation described below. In addition, the Company has state R&D credits of approximately $65 for the year ended December 31, 2023, which expired in 2024.
The Company has NOL carryforwards for tax purposes and other deferred tax assets that are available to offset future taxable income, subject to the annual limitation described below.
As of December 31, 2024 and 2023, the Company has gross federal NOL carryforwards of approximately $741,178 and $638,507, respectively. As of December 31, 2024 and 2023, the Company has state NOL carryforwards of $1,032,728 and $228,333, respectively. Regarding the federal NOL, for the year ended December 31, 2024, $89,051 begins to expire in varying amounts from 2032 through 2036, while $652,127 has an indefinite carryforward period. Regarding the state NOL carryforwards for the year ended December 31, 2024, $1,023,378 begins to expire in varying amounts from 2028 through 2044, while $9,350 has an indefinite carryforward period. The U.S. (federal and state) operating loss carryforwards and credits may be subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. In 2020, the Company determined that the merger transaction constitutes a change of ownership as defined under Internal Revenue Code Section 382 and Section 383. The Company completed an ownership shift analysis through December 31, 2024 and determined that an ownership change occurred during the 2024 tax year within the meaning of Sections 382 and 383 of the Code. Based on our ownership change limitation study, the timing of the Company’s ability to utilize its pre-change federal NOLs and tax credits may be limited subject to the Section 382 limitation. However, we do not expect that the limitation due to the ownership change will result in any of the NOLs expiring unutilized as a significant amount have an indefinite life carryforward. Assuming there is sufficient projected taxable income, a majority of the Section 382 limited net operating losses will be available prior to the year ended December 31, 2029. Management believes such limitation will not have a material adverse effect on the financial statements as the Company is currently in a net loss position, and the deferred tax asset on the Company’s NOL carryforward is offset by a full valuation allowance. Based on management’s 2020 Section 383 limitation analysis, it is expected that as of December 31, 2024 and December 31, 2023, $3,733 of federal R&D credits will expire unused.
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
In addition to the CAMT discussed above, the IRA has production tax credits that are discussed in Note 11, Government Grants.

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
The Company has unrecognized tax benefits associated with uncertain tax positions as of December 31, 2024 and 2023 as follows:

	For the years ended December 31,
	2024	2023
Gross unrecognized tax benefits as of January 1	$680	$685
Additions:
Current year tax positions	890	—
Prior year tax positions	—	—
Rate change	1	(5)
Settlements	—	—
Lapse of statute of limitations	—	—
Gross unrecognized tax benefits as of December 31	$1,571	$680
The total amount of gross unrecognized tax benefits was $1,571 and $680 for the years ended December 31, 2024 and 2023, respectively. The increase in gross unrecognized tax benefits in 2024 was related to an impermissible method of accounting for payroll costs.
Included in the balance of unrecognized tax benefits at December 31, 2024 are potential benefits of nil that, if recognized, would affect the effective tax rate on income from continuing operations. The open tax years for federal returns are 2021 and forward, and the open tax years for state returns are generally 2019 and forward. Net operating losses and R&D credits generated in closed years and utilized in open years are subject to adjustment by the tax authorities. The Company is currently under examination by the IRS related to tax year 2022. The Company is not under examination by any other taxing jurisdictions.
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
20. Shareholders' Deficit
Preferred Shares
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The preferred stock has a par value of $0.0001. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Shareholders' Deficit (cont.)
Common Stock
The Company is authorized to issue 600,000,000 shares of common stock at $0.0001 par value. The holders of the Company’s common stock are entitled to one vote for each share held. At December 31, 2024 and 2023, there were 221,791,205 and 199,133,827 shares of common stock issued and outstanding, respectively.
Treasury Stock
For the years ended December 31, 2024 and 2023, the Company recorded treasury stock of $1,228 and $633 for shares withheld from employees to cover the payroll tax liability of RSUs vested, respectively. The treasury stock was immediately retired.
Public Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company's common stock in a public offering on May 22, 2020 (the “Public Warrants”). Each public warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. There were no Public Warrants exercised for the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, there were 7,052,254 public warrants outstanding for both periods.
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
During the year ended December 31, 2024, the Company sold 16,627,523 shares raising proceeds of $14,089, net of fees paid to Cowen, at an average selling price of $0.87 per share, included in the Consolidated Statement of Shareholders' Equity.
During the year ended December 31, 2023, the Company sold 37,126,137 shares raising proceeds of $92,916, net of fees paid to Cowen, at an average selling price of $2.58 per share, included in the Consolidated Statement of Shareholders' Equity.
21. Earnings Per Share
Generally, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The SPA Warrant and Preferred Series B are participating securities that do not have the obligation to share in the losses of the Company. Therefore, the more dilutive of the “if-converted” and “two-class” method must be applied when calculating EPS for the common shares.
Management has elected to recognize changes in the redemption value of the Series B Preferred Stock. At each balance sheet date, the redemption value of the Series B Preferred Stock will be calculated, and if the redemption

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
21. Earnings Per Share (cont.)
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
Since the Company incurred a net loss for the year ended December 31, 2024, as well as the year ended December 31, 2023, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted-average shares for the year ended December 31, 2024, as well as the year ended December 31, 2023. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the year ended December 31, 2024, as well as the year ended December 31, 2023:

	For the years ended December 31,
	2024	2023
Stock options, RSUs, PRSUs	26,736,363	9,675,085
Public and private placement warrants	100,004,820	61,411,393
Convertible Notes (if converted)	19,527,599	16,226,124
Series B Preferred Stock	99,006,390	—
22. Segment Reporting
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
The Company designs, develops, manufactures, and markets innovative zinc-based energy storage solutions for utility-scale, microgrid and commercial & industrial (C&I) applications. The Company operates and holds long-lived assets in a single geographical region, with nearly all of its revenue coming from customers in the United States.
The CODM reviews financial information on a consolidated basis and uses Gross profit (loss) and Net income (loss) to assess financial performance considering budget-to-actual variances when making key decisions on how to allocate company resources.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
22. Segment Reporting (cont.)
The Company’s segment information is summarized as follows:

	For the years ended December 31,
	2024	2023
Product revenue	$14,503	$16,151
Service revenue	1,103	227
Total revenue	15,606	16,378
Less:
Cost of goods sold	98,867	89,798
Gross profit (loss)	(83,261)	(73,420)
Less:
Research and development	22,758	18,708
General and administrative	60,047	53,650
Other segment items(a)	519,804	83,728
Net loss	$(685,870)	$(229,506)
(a) Other segment items include loss from write-down of property, plant and equipment, interest expense, net, change in fair value of debt, change in fair value of warrants, change in fair value of derivatives, gain and loss on debt extinguishment and costs related to the credit and securities purchase transaction.

Additional segment financial information is summarized as follows:

	For the years ended December 31,
	2024	2023
Segment assets	$260,318	$186,492
Depreciation and amortization	$7,899	$9,751
Interest income	$623	$502
Interest expense	$28,840	$56,738
Capital expenditures	$33,152	$29,323
23. Subsequent Events
On January 24, 2025, the Company announced the achievement of all four of the third performance milestones previously agreed upon between Eos and Cerberus pursuant to the Credit Agreement. Achieving these performance milestones enabled the Company to draw an additional $40,500 from the Delayed Draw Term Loan. On January 24, 2025, Cerberus funded the full amount of the scheduled $40,500 draw under the Delayed Draw Term Loan, completing the scheduled fundings under the Delayed Draw Term Loan.
In connection with the final scheduled draw and pursuant to the terms and conditions of the SPA, the Applicable Percentage increased by 2.1%, and the Company issued to Cerberus 16.150528 shares of a newly designated non-voting Series B-4 Convertible Preferred Stock, par value $0.0001 per share (the “Series B-4 Preferred Stock”), which are convertible into an aggregate of 16,150,528 shares of common stock. Collectively, the SPA Warrant, the Series B Preferred Stock, and the newly created Series B-4 Preferred Stock are exercisable or convertible into, as applicable, an aggregate of 158,433,112 shares of common stock, or an Applicable Percentage of 33.0% as of the issuance date.
Under the terms of the Series B-4 Certificate of Designation, each share of Series B-4 Preferred Stock has an original issue price of $5,990.
As a result of meeting the third performance milestones, if the Company fails to achieve the remaining milestones as of the final milestone measurement date, the applicable percentage will be subject to up to a 4.0% increase for the missed milestones or an increase of the overall applicable percentage of up to 37.0%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including the CEO and CFO, assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, we concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
Remediation of Previously Identified Material Weaknesses
As disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2021, our management identified material weaknesses in our internal control over financial reporting related to: a lack of a formalized internal control framework in accordance with COSO, inadequate segregation of duties within the financial reporting process, lack of review and approval of journal entries, and a lack of management review controls. To address these material weaknesses, management, with oversight of the Audit Committee, implemented the following steps to remediate the material weaknesses:
•We engaged external experts to complement internal resources and to provide support related to more complex applications of GAAP, tax, and internal controls.
•We designed and implemented a comprehensive internal control framework that includes a formal risk assessment process to identify and design our control activities to address all risks of material misstatement whether due to error or fraud.
•We designed and implemented systematic manual journal entry review workflows.
•We designed and implemented IT general controls over the review of user access rights and privileges and implemented more robust review procedures over change management and segregation of duties.
•We developed a formalized process and control documentation for all relevant areas of financial reporting, including IT general and automated controls that support financial reporting.

•We designed and implemented a comprehensive segregation of duties framework and implemented relevant segregation of duties controls, including restricting the ability for one individual to both (i) create and post a journal entry in the general ledger and (ii) prepare and review account reconciliations.
•We designed and implemented management review controls over each significant class of transaction, including areas considered highly complex, judgmental, and subject to management estimation.
•We have designed procedures to validate underlying source data used in our financial reporting controls and the necessary IT general and automated controls to rely on the IT environment supporting our financial reporting.
•We designed and implemented controls to identify any significant and unusual transactions, and analyze, record, report, and disclose such matters.
As of December 31, 2024, our testing of both the design and operating effectiveness of our internal controls was completed, and management has concluded that the previously identified material weaknesses have been fully remediated.
Other than the changes described above related to our remediation of the previously identified material weaknesses, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item, including Securities Authorized for Issuance Under Equity Plans, is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) Financial Statements. The Consolidated Financial Statements and Report of Independent Registered Accounting Firm are listed under Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report.
(2) Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are not applicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits. Filed as part of this Annual Report are the following exhibits:

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
2.1	Agreement and Plan of Merger, dated as of September 7, 2020, by and among the Company, BMRG Merger Sub, LLC, BMRG Merger Sub II, LLC, Eos Energy Storage LLC, New Eos Energy LLC and AltEnergy Storage VI, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2020)	Form 8-K	File No. 001-39291	2.1	September 8, 2020

3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.2	May 19, 2022

3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-Q	File No. 001-39291	3.2	May 14, 2024

3.4	Series A-1 Preferred Stock Certificate of Designation	Form 8-K	File No. 001-39291	3.1	June 24, 2024

3.5	Series A-2 Preferred Stock Certificate of Designation.	Form 8-K	File No. 001-39291	3.1	August 30, 2024

3.6	Certificate of Designation of Series B-1 Non-Voting Convertible Preferred Stock.	Form 8-K	File No. 001-39291	3.1	September 12, 2024

3.7	Certificate of Designation of Series B-2 Non-Voting Convertible Preferred Stock.	Form 8-K	File No. 001-39291	3.2	September 12, 2024

4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-39291	4.1	November 20, 2020

4.2	Specimen Warrant Certificate	Form 8-K	File No. 001-39291	4.2	November 20, 2020

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
4.3	Eos Energy Enterprises, Inc. 5%/6% Convertible Senior PIK Toggle Note due 2026	Form 8-K	File No. 001-39291	4.1	July 7, 2021

4.4	Warrant Agreement, dated May 19, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company	Form 8-K	File No. 001-39291	4.1	May 22, 2020

4.5	Description of Securities	Form 10-K	File No. 001-39291	4.5	February 25, 2022

4.6	Indenture, dated April 7, 2022, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2022)	Form 8-K	File No. 001-39291	10.1	April 13, 2022

4.7	Form of Note (including Indenture incorporated by reference therein)	Form 8-K	File No. 001-39291	4.1	January 19, 2023

4.8	Form of Common Stock Purchase Warrant, dated as of April 12, 2023	Form 8-K	File No. 001-39291	4.1	April 14, 2023

4.9	Form of Common Stock Purchase Warrant, dated as of May 15, 2023	Form 8-K	File No. 001-39291	4.1	May 17, 2023

4.10	Indenture, dated May 25, 2023, between the Company and Wilmington Trust, National Association, as trustee	Form 8-K	File No. 001-39291	4.1	May 25, 2023

4.11	Form of Note, dated as of May 25, 2023	Form 8-K	File No. 001-39291	4.2	May 25, 2023

4.12	Form of Common Stock Purchase Warrant	Form 8-K	File No. 001-39291	4.1	December 15, 2023

10.1	Sponsor Earnout Letter	Form 8-K	File No. 001-39291	10.8	November 20, 2020

10.2	Eos Energy Enterprises, Inc. 2020 Incentive Plan	Form 8-K	File No. 001-39291	10.10	November 20, 2020

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.3	Form of Indemnity Agreement	Form 8-K	File No. 001-39291	10.13	November 20, 2020

10.4	Employment Agreement, dated February 24, 2021, by and between the Company and Joseph Mastrangelo	Form 8-K	File No. 001-39291	99.1	March 2, 2021

10.5	Amended and Restated Registration Rights Agreement, dated May 10, 2021, by and between the Registrant, B. Riley Principal Sponsor Co. II, LLC and the other parties thereto	Form 8-K	File No. 001-39291	4.01	May 10, 2021

10.6	Amended and Restated Registration Rights Agreement, dated May 10, 2021, by and among the Company and the security holders party thereto	Form 8-K	File No. 001-39291	4.02	May 10, 2021

10.7	Investment Agreement, dated as of July 6, 2021, by and among Eos Energy Enterprises, Inc. and Spring Creek Capital, LLC	Form 8-K	File No. 001-39291	10.1	July 7, 2021

10.8	Master Equipment Financing Agreement, dated September 30, 2021	Form 8-K	File No. 001-39291	10.1	October 5, 2021

10.9	Guaranty Agreement, dated September 30, 2021	Form 8-K	File No. 001-39291	10.2	October 5, 2021

10.10	Separation Agreement, dated December 13, 2021, by and between the Company and Sagar Kurada	Form 8-K	File No. 001-39291	10.01	December 14, 2021

10.11	Joinder to Investment Agreement, dated May 1, 2022 among Eos Energy Enterprises, Inc., Spring Creek Capital, LLC and Wood River Capital, LLC	Form 10-Q	File No. 001-39291	10.3	May 9, 2022

10.12	Sales Agreement, dated August 5, 2022, by and between Eos Energy Enterprises, Inc. and Cowen and Company, LLC	Form 8-K	File No. 001-39291	10.2	August 5, 2022

10.13	Amended Director Compensation Policy, dated as of September 7, 2022	Form 8-K	File No. 001-39291	10.1	September 9, 2022

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.14	Separation Agreement, dated January 20, 2023, by and between the Company and Randall Gonzales	Form 8-K	File No. 001-39291	10.1	January 20, 2023

10.15	Employment Agreement, dated January 20, 2023, by and between the Company and Nathan Kroeker	Form 8-K	File No. 001-39291	10.2	January 20, 2023

10.16	Investment Agreement, dated January 18, 2023, by and among Eos Energy Enterprises, LLC and the purchasers listed therein	Form 8-K	File No. 001-39291	10.1	January 19, 2023

10.17	Limited Consent Agreement, dated as of January 17, 2023, among Eos Energy Enterprises, LLC, the lenders party thereto, and ACP Post Oak Credit I LLC, as administrative agent	Form 8-K	File No. 001-39291	10.2	January 19, 2023

10.18	Form of Securities Purchase Agreement, dated as of April 12, 2023	Form 8-K	File No. 001-39291	10.1	April 14, 2023

10.19	Form of Securities Purchase Agreement, dated as of May 15, 2023	Form 8-K	File No. 001-39291	10.1	May 17, 2023

10.20	Amendment No. 1 to Common Stock Sales Agreement, dated August 23, 2023, by and between Eos Energy Enterprises, Inc. and Cowen and Company, LLC	Form 8-K	File No. 001-39291	10.1	August 23, 2023

10.21	Master Supply Agreement, dated August 23, 2023, by and between HI-POWER, LLC and ACRO Automation Systems, Inc.	Form 8-K	File No. 001-39291	10.2	August 23, 2023

10.22	Employment Agreement, dated August 27, 2023, by and between the Company and Sumeet Puri	Form 8-K	File No. 001-39291	10.1	August 28, 2023

10.23	Separation Agreement, dated January 19, 2024, by and between the Company and Melissa Berube	Form 10-K	File No. 001-39291	10.43	March 4, 2024

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.24	Employment Agreement, dated January 17, 2024, by and between the Company and Michael Silberman	Form 10-K	File No. 001-39291	10.44	March 4, 2024

10.25	First Amendment to the Amended and Restated 2020 Incentive Plan	Form S-8	File No. 333-265708	99.2	June 17, 2022

10.26	Second Amendment to the Amended and Restated 2020 Incentive Plan	Form S-8	File No. 333-272848	99.3	June 23, 2023

10.27†	Amended and Restated Manufacturing Purchase and Supply Agreement dated January 8, 2024, by and between HI-POWER, LLC and TETRA Technologies, Inc.	Form 8-K	File No. 001-39291	10.1	January 9, 2024

10.28†	Pricing Agreement dated January 31, 2024, by and between HI-POWER, LLC and SHP US LLC	Form 8-K	File No. 001-39291	10.1	February 1, 2024

10.29	Third Amendment to the Amended and Restated 2020 Incentive Plan	Form 10-Q	File No. 001-39291	10.6	May 14, 2024

10.30	Credit Agreement, dated June 21, 2024, by and between Eos Energy Enterprises, Inc. and Cerberus Capital Management L.P.	Form 8-K	File No. 001-39291	10.1	June 24, 2024

10.31	Securities Purchase Agreement, dated June 21, 2024, by and between Eos Energy Enterprises, Inc. and Cerberus Capital Management L.P.	Form 8-K	File No. 001-39291	10.2	June 24, 2024

10.32	Form of Warrant	Form 8-K	File No. 001-39291	10.3	June 24, 2024

10.33	Form of Atlas Payoff Letter Agreement, dated June 21, 2024, by and between Eos Energy Enterprises, Inc. and ACP Post Oak Credit I LLC	Form 8-K	File No. 001-39291	10.4	June 24, 2024

10.34	Form of Insurer Letter Agreement, dated June 21, 2024, by and between Eos Energy Enterprises, Inc. and ACP Post Oak Credit I LLC	Form 8-K	File No. 001-39291	10.5	June 24, 2024

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date

10.35	Form of Indemnification Agreement for Preferred Stock directors	Form 8-K	File No. 001-39291	10.6	June 24, 2024

10.36	Second Amended and Restated 2020 Incentive Plan	Form 8-K	File No. 001-39291	10.1	July 30, 2024

10.37	Form of Employee Time-Based Restricted Stock Unit Award Agreement under the Eos Energy Enterprises, Inc. Amended and Restated 2020 Incentive Plan	Form 10-Q	File No. 001-39291	10.12	August 6, 2024

10.38	Form of Employee Performance-Based Restricted Stock Unit Award Agreement under the Eos Energy Enterprises, Inc. Amended and Restated 2020 Incentive Plan	Form 10-Q	File No. 001-39291	10.13	August 6, 2024

10.39	Form of Director Restricted Stock Unit Award Agreement under the Eos Energy Enterprises, Inc. Amended and Restated 2020 Incentive Plan	Form 10-Q	File No. 001-39291	10.14	August 6, 2024

10.40	Form of Director Option Award Agreement under the Eos Energy Enterprises, Inc. 2020 Incentive Plan	Form 10-Q	File No. 001-39291	10.15	August 6, 2024

10.41	Form of Executive Restricted Stock Unit Award Agreement under the Eos Energy Enterprises, Inc. 2020 Incentive Plan	Form 10-Q	File No. 001-39291	10.16	August 6, 2024

10.42	Form of Employee Restricted Stock Unit Award Agreement under the Eos Energy Enterprises, Inc. 2020 Incentive Plan	Form 10-Q	File No. 001-39291	10.17	August 6, 2024

10.43	Note Purchase Agreement, dated November 26, 2024, by and among Eos Energy Enterprises, Inc., the U.S. Department of Energy and the Federal Financing Bank	Form 8-K	File No. 001-39291	10.1	December 3, 2024

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date
10.44	Future Advance Promissory Note of Eos Energy Enterprises, Inc., dated November 26, 2024	Form 8-K	File No. 001-39291	10.2	December 3, 2024

10.45†	Loan Guarantee Agreement, dated November 26, 2024, by and between Eos Energy Enterprises, Inc. and the U.S. Department of Energy	Form 8-K	File No. 001-39291	10.3	December 3, 2024

10.46†	Amendment to Credit Agreement, dated June 21, 2024, by and between Eos Energy Enterprises, Inc. and Cerberus Capital Management L.P.	Form 8-K	File No. 001-39291	10.4	December 3, 2024

19.1*	Insider Trading Policy

21.1	Subsidiaries of the Company	Form 10-K	File No. 001-39291	21.1	February 28, 2023

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page herein)

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing date

97	Policy relating to recovery of compensation	Form 10-K	File No. 001-39291	97	March 4, 2024

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Filed herewith.
+	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Edison, State of New Jersey, on March 4, 2025.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date
/s/ Joseph Mastrangelo	Chief Executive Officer and Director	March 4, 2025
Joseph Mastrangelo	(Principal Executive Officer)
/s/ Nathan Kroeker	Chief Financial Officer	March 4, 2025
Nathan Kroeker	(Principal Financial Officer)
/s/ Sumeet Puri	Chief Accounting Officer	March 4, 2025
Sumeet Puri	(Principal Accounting Officer)
/s/ Jeffrey Bornstein	Director	March 4, 2025
Jeffrey Bornstein
/s/ Alex Dimitrief	Director	March 4, 2025
Alex Dimitrief
/s/ Claude Demby	Director	March 4, 2025
Claude Demby
/s/ Gregory Nixon	Director	March 4, 2025
Gregory Nixon
/s/ Jeffrey McNeil	Director	March 4, 2025
Jeffrey McNeil
/s/ Nick Robinson	Director	March 4, 2025
Nick Robinson
/s/ Russell Stidolph	Director	March 4, 2025
Russell Stidolph

Name	Position	Date
/s/ David Urban	Director	March 4, 2025
David Urban
/s/ Marian "Mimi" Walters	Director	March 4, 2025
Marian "Mimi" Walters