Form 10-Q
period 2025-06-30
Eos Energy Enterprises, Inc.
filed 2025-07-30
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 259,853,606 shares of common stock as of July 25, 2025.

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

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$120,225	$74,292
Restricted cash	31,830	14,070
Loan commitment assets - related party	—	21,731
Accounts receivable, net	3,250	3,038
Inventory	41,128	32,826
Vendor deposits	11,197	17,419
Contract assets, current	14,601	13,096
Prepaid expenses	2,005	938
Grant receivable, net	6,589	2,283
Other current assets	1,452	219
Total current assets	232,277	179,912

Property, plant and equipment, net	75,533	45,660
Intangible assets, net	192	240
Goodwill	4,331	4,331
Operating lease right-of-use asset, net	2,624	2,909
Long-term restricted cash	31,120	15,000
Other assets, net	14,918	12,266
Total assets	$360,995	$260,318

LIABILITIES
Current liabilities:
Accounts payable	$39,728	$16,723
Accrued expenses	23,647	22,032
Operating lease liability, current	2,195	1,879
Long-term debt, current	1,073	2,014
Contract liabilities, current	37,438	22,039
Other current liabilities	171	288
Total current liabilities	104,252	64,975

Long-term liabilities:
Operating lease liability	871	1,628
Long-term debt	307,274	65,823
Notes payable - related party	136,930	249,059
Contract liabilities, long-term	2,099	4,310
Warrants liability	181,093	189,591
Warrants liability - related party	198,984	266,630
Other liabilities	190	69
Total long-term liabilities	827,441	777,110
Total liabilities	931,693	842,085

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
COMMITMENTS AND CONTINGENCIES (NOTE 16)

SERIES B PREFERRED STOCK (NOTE 3) - related party	532,269	488,696

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 600,000,000 shares authorized, 256,476,521 and 221,791,205 shares outstanding on June 30, 2025 and December 31, 2024, respectively	25	23
Additional paid in capital	720,680	534,726
Accumulated deficit	(1,773,973)	(1,561,716)
Accumulated other comprehensive loss - related party	(49,714)	(43,490)
Accumulated other comprehensive income (loss)	15	(6)
Total shareholders' deficit	(1,102,967)	(1,070,463)
Total liabilities, preferred stock and shareholders' deficit	$360,995	$260,318
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$15,236	$898	$25,693	$7,499
Cost of goods sold	46,189	14,121	81,185	42,350
Gross profit (loss)	(30,953)	(13,223)	(55,492)	(34,851)
Operating expenses
Research and development expenses	7,201	4,250	14,038	9,450
Selling, general and administrative expenses	25,488	11,293	46,483	25,535
Loss from write-down of property, plant and equipment	205	271	766	336
Total operating expenses	32,894	15,814	61,287	35,321
Operating Loss	(63,847)	(29,037)	(116,779)	(70,172)
Other (expense) income
Interest expense, net	(2,129)	(3,515)	(2,293)	(7,782)
Interest expense - related party	(4,510)	(4,912)	(10,291)	(9,763)
Change in fair value of debt - related party	31,615	(240)	25,682	(240)
Change in fair value of warrants	(57,936)	(7,941)	(12,011)	(5,041)
Change in fair value of derivatives - related parties	(76,455)	(47,727)	(41,869)	(47,193)
(Loss) gain on debt extinguishment	(49,063)	68,478	(49,063)	68,478
Other expense	(606)	(3,270)	(1,166)	(3,134)
Loss before income taxes	$(222,931)	$(28,164)	$(207,790)	$(74,847)
Income tax expense	6	8	11	33
Net Loss attributable to shareholders	$(222,937)	$(28,172)	$(207,801)	$(74,880)
Remeasurement of Preferred Stock - related party	(21,385)	(23,671)	58,612	(23,671)
Down round deemed dividend	(4,456)	—	(4,456)	—
Net Loss attributable to common shareholders	$(248,778)	$(51,843)	$(153,645)	$(98,551)
Other Comprehensive Loss
Change in fair value of debt - credit risk - related party	$(6,224)	$—	$(6,224)	$—
Foreign currency translation adjustment	14	1	21	(4)
Comprehensive Loss attributable to common shareholders	$(254,988)	$(51,842)	$(159,848)	$(98,555)

Basic and diluted Loss per share attributable to common shareholders
Basic	$(1.05)	$(0.25)	$(0.66)	$(0.48)
Diluted	$(1.05)	$(0.25)	$(0.66)	$(0.48)

Weighted average shares of common stock
Basic	237,741,328	211,137,189	231,616,540	206,225,126
Diluted	237,741,328	211,137,189	231,616,540	206,225,126
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balances on March 31, 2024	206,779,447	$22	$774,857	$2	$(922,554)	$(147,673)
Stock-based compensation	—	—	1,857	—	—	1,857
Release of restricted stock units	370,586	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(46,359)	—	(43)	—	—	(43)
Issuance of common stock	9,387,541	1	6,881	—	—	6,882
Remeasurement of Preferred Stock	—	—	(23,671)	—	—	(23,671)
Foreign currency translation adjustment	—	—	—	1	—	1
Net loss	—	—	—	—	(28,172)	(28,172)
Balances on June 30, 2024	216,491,215	23	759,881	3	(950,726)	(190,819)

Balances on March 31, 2025	227,049,683	$23	$647,863	$(43,489)	$(1,546,580)	$(942,183)
Stock-based compensation	—	—	6,664	—	—	6,664
Exercise of warrants	500,000	—	2,370	—	—	2,370
Release of restricted stock units and performance-based restricted stock units	7,364,338	—	—	—	—	—
Issuance of common stock	21,562,500	2	80,712	—	—	80,714
Remeasurement of Preferred Stock	—	—	(21,385)	—	—	(21,385)
Foreign currency translation adjustment	—	—	—	14	—	14
Change in fair value of debt - credit risk - related party	—	—	—	(6,224)	—	(6,224)
Down round deemed dividend	—	—	4,456	—	(4,456)	—
Net loss	—	—	—	—	(222,937)	(222,937)
Balances on June 30, 2025	256,476,521	$25	$720,680	$(49,699)	$(1,773,973)	$(1,102,967)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balances on December 31, 2023	199,133,827	$21	$765,018	$7	$(875,846)	$(110,800)
Stock-based compensation	—	—	4,798	—	—	4,798
Release of restricted stock units	1,028,191	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(298,326)	—	(351)	—	—	(351)
Issuance of common stock	16,627,523	2	14,087	—	—	14,089
Remeasurement of Preferred Stock	—	—	(23,671)	—	—	(23,671)
Foreign currency translation adjustment	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(74,880)	(74,880)
Balances on June 30, 2024	216,491,215	$23	$759,881	$3	$(950,726)	$(190,819)

Balances on December 31, 2024	221,791,205	$23	$534,726	$(43,496)	$(1,561,716)	$(1,070,463)
Stock-based compensation	—	—	14,111	—	—	14,111
Exercise of warrants	4,893,102	—	28,232	—	—	28,232
Exercise of stock options	198,398	—	319	—	—	319
Release of restricted stock units and performance-based restricted stock units	8,113,754	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(82,438)	—	(488)	—	—	(488)
Issuance of common stock	21,562,500	2	80,712	—	—	80,714
Remeasurement of Preferred Stock	—	—	58,612	—	—	58,612
Foreign currency translation adjustment	—	—	—	21	—	21
Change in fair value of debt - credit risk - related party	—	—	—	(6,224)	—	(6,224)
Down round deemed dividend	—	—	4,456	—	(4,456)	—
Net loss	—	—	—	—	(207,801)	(207,801)
Balances on June 30, 2025	256,476,521	$25	$720,680	$(49,699)	$(1,773,973)	$(1,102,967)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net Loss	$(207,801)	$(74,880)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	14,701	4,798
Depreciation and amortization	5,615	2,568
Loss (gain) on debt extinguishment	49,063	(68,478)
Loss from write-down of property, plant and equipment	766	336
Amortization of right-of-use assets	805	608
Non-cash interest expense	3,826	5,117
Non-cash interest expense - related parties	10,291	8,987
Change in fair value of debt - related party	(25,682)	240
Change in fair value of warrants	12,011	5,041
Change in fair value of derivatives - related parties	41,869	47,193
Other	(6,317)	3,264
Changes in operating assets and liabilities:
Prepaid expenses	(1,067)	(206)
Inventory	(90)	(769)
Accounts receivable	(424)	(1,174)
Vendor deposits	(5,093)	837
Contract assets	(2,776)	(4,552)
Grant receivable	(4,306)	1,763
Accounts payable	10,165	543
Accrued expenses	(1,273)	(1,977)
Operating lease liabilities	(961)	(711)
Contract liabilities	13,188	2,592
Other	(1,556)	2,053
Net cash used in operating activities	(95,046)	(66,807)

Cash flows from investing activities
Purchases of intangible assets	—	(8)
Purchases of property, plant and equipment	(11,959)	(10,291)
Net cash used in investing activities	(11,959)	(10,299)

Cash flows from financing activities
Principal payments on finance lease obligations	(22)	(4)
Proceeds from exercise of stock options	319	—
Proceeds from exercise of warrants	7,829	—
Proceeds from the issuance of 2025 Convertible Notes, net of discount	240,000	—
Proceeds received from Credit and Securities Purchase Transaction, net - related party	38,475	70,075
Payment of debt issuance costs	(2,836)	—
Payment of debt issuance costs - related party	—	(12,238)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2025	2024
Payoff of notes payable - related parties	(180,940)	—
Payment of debt extinguishment costs	(680)	—
Return of debt repurchase premium	5,000	—
Payoff of Senior Secured Term Loan	—	(19,946)
Repayment of equipment financing facility	(912)	(1,601)
Proceeds from issuance of common stock	81,075	14,089
Repurchase of shares from employees for income tax withholding purposes	(488)	(351)
Net cash provided by financing activities	186,820	50,024

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(6)

Net increase (decrease) in cash, cash equivalents and restricted cash	79,813	(27,088)
Cash, cash equivalents and restricted cash, beginning of the period	103,362	84,667
Cash, cash equivalents and restricted cash, end of the period	$183,175	$57,579

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$13,872	$3,578
Paid-in kind interest added to principal	4,576	5,783
Accrued and unpaid financing costs	2,797	—
Down round deemed dividend	4,456	—
Remeasurement of preferred stock - related party	(58,612)	23,671
Right-of-use operating lease assets in exchange for lease liabilities	520	—

Supplemental disclosures
Cash paid for interest	$127	$4,131
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
As disclosed in Note 3, Credit and Securities Purchase Transaction, on June 21, 2024, the Company entered into a financing transaction with CCM Denali Debt Holdings, LP, an affiliate of Cerberus Capital Management LP (herein after referred to as “Cerberus”, “Denali”, “Lender”, “Holder”). As a result of this transaction, Cerberus agreed to provide a $210,500 secured multi-draw facility, to be made in four installments (the “Delayed Draw Term Loan”) as well as a $105,000 revolving credit facility (“Revolving Facility”), to be made available beginning June 21, 2026, at Cerberus’ sole discretion and only if the Delayed Draw Term Loan is fully funded. As of the date the accompanying Unaudited Condensed Consolidated Financial Statements were issued (the “issuance date”), the Delayed Draw Term Loan was fully funded. As part of the Credit and Securities Purchase Transaction, Cerberus received warrants and preferred stock resulting in a 33% ownership position in the Company, as of January 24, 2025, the most recent milestone measurement date.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Overview (cont.)
As disclosed in Note 13, Borrowings, on November 26, 2024, the Company successfully closed on the DOE Loan Facility, which provides the Company with up to $303,450 in funding, including capitalized interest, subject to the achievement of certain funding conditions. The DOE Loan Facility provides for a multi draw term loan facility under a series of at least two tranches and, if the Company elects, up to four tranches, subject to the achievement of certain conditions. Each tranche corresponds to the production, maintenance and development, and operation of a given production line to be funded using the proceeds of such tranche. The DOE Loan Facility specifies the maximum amount subject to each tranche (Tranche 1: $101,979; Tranche 2: $117,326; Tranche 3: $71,836; and Tranche 4: $12,309), and any amounts which are not withdrawn under a specified tranche cannot be allocated to another tranche. On April 16, 2025, the Company amended the DOE Loan Facility in order to clarify the maximum Tranche Commitment principal amounts by excluding capitalized interest (Tranche 1: $90,945; Tranche 2: $106,733; Tranche 3: $67,529; and Tranche 4: $12,290). The Amendment does not materially alter rights, obligations, or meaning of the DOE Loan Facility. Through June 30, 2025, the Company had drawn down $68,279 under Tranche 1. See Note 22, Subsequent Events, for further discussion of Tranche 1 funding.
As disclosed in Note 19, Shareholders’ Deficit, the Company entered into an underwriting agreement on May 29, 2025, with Jefferies LLC and J.P. Morgan Securities LLC as representatives of the several underwriters (collectively, the “Underwriters”) pursuant to which the Company agreed to sell 18,750,000 shares of the Company’s common stock at a public offering price of $4.00 per share. In addition, the Company granted the Underwriters an option, exercisable within 30 days after May 29, 2025, to purchase up to an additional 2,812,500 shares of the Company’s common stock. On May 30, 2025, the Underwriters exercised such option to purchase additional shares in full. The issuance and sale of 21,562,500 shares of the Company’s common stock was completed on June 2, 2025, raising proceeds of $81,075, net of fees paid to Jefferies LLC and J.P. Morgan Securities LLC.
As disclosed in Note 13, Borrowings, on June 3, 2025, the Company issued $225,000 principal amounts of Convertible Notes due 2030 (herein after referred to as the “2025 Convertible Notes”). The Company granted initial purchasers an option to purchase, for settlement within a period of thirteen days from the date the 2025 Convertible Notes were first issued, up to an additional $25,000 principal amounts, which was exercised in full. The 2025 Convertible Notes accrues interest at a rate of 6.75% per annum, payable semi-annually in arrears on June 15 and December 15. The 2025 Convertible Notes will mature on June 15, 2030, subject to earlier conversion, redemption or repurchase.
As of the issuance date, management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the six months ended June 30, 2025, the Company had incurred a net loss of $207,801. Adjustments to reconcile net loss to cash used in operations are primarily from non-cash items on the Unaudited Condensed Consolidated Statements of Cash Flows. The non-cash items totaled $106,948. During the six months ended June 30, 2025, the Company incurred negative cash flows from operations of $95,046 and had an accumulated deficit of $1,773,973 as of June 30, 2025.
•As of June 30, 2025, the Company had $120,225 of unrestricted cash and cash equivalents available to fund the Company’s operations and working capital of $128,025.
•On June 21, 2024, upon closing of the Credit and Securities Purchase Transaction, Cerberus funded the Company $75,000 of the initial draw, and the Company received $71,250 net of the 5.0% original issue discount. On August 29, 2024, Cerberus funded the Company $30,000 (“August Draw”), and the Company received $28,500, net of the 5.0% original issue discount. On November 1, 2024, Cerberus funded the Company $65,000 related to the October 31, 2024 tranche (“October Draw” or “October Tranche”), and the Company received $61,750, net of the 5.0% original issue discount. On January 24, 2025, Cerberus funded the Company the final $40,500 and the Company received $38,475, net of the 5.0% original issue discount, related to the January 31, 2025 tranche (“January 2025 Draw”). Subsequent to the January 2025 Draw, the Delayed Draw Term Loan has been fully funded.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Overview (cont.)
•Through June 30, 2025, under the DOE Loan Facility, the Company drew down $68,279 for the eligible project cost that the Company had incurred through December 6, 2024. These costs are a portion of Tranche 1 of the DOE Loan Facility. Tranche 1 provides up to $90,945 for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools. In the event the Company does not achieve certain funding milestone conditions and the DOE chooses not to continue funding, the Company would need to seek alternative sources of capital, which may not be available on favorable terms or at all. On June 12, 2025, the Company delivered to the DOE and the FFB a second advance request, and on July 1, 2025, the FFB funded $22,666 under the DOE Loan Facility (the “second loan advance”). See Note 22, Subsequent Events, for further discussion of Tranche 1 funding.
•The Credit and Securities Purchase Transaction and the DOE Loan Facility contain certain quarterly financial covenants which include (a) Minimum Liquidity, (b) Minimum Consolidated EBITDA, and (c) Minimum Consolidated Revenue (collectively, the “financial covenants”). As of June 30, 2025, the only financial covenant in effect was Minimum Liquidity. As of June 30, 2025, the Company was in compliance with this covenant and non-financial covenants, and the Company expects to remain in compliance with the Minimum Liquidity covenant over the next twelve months beyond the issuance date. The applicability of the Consolidated Revenue and EBITDA financial covenants were deferred until March 31, 2027.
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
Production Tax Credits under Internal Revenue Code 45X (“PTC”)
Since the PTC is a refundable credit (i.e., a credit with a direct-pay option available), the PTC is outside the scope of ASC 740. Therefore, the Company accounts for the PTC under a government grant model. GAAP does not address the accounting for government grants received by a business entity that are outside the scope of ASC 740. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money is recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant. The PTC is a non-monetary asset since the Company’s intention is to sell the tax credit to a third-party and is recorded at the value that is expected to be received from the sale in Grant Receivable, net on the Company’s Unaudited Condensed Consolidated Balance Sheets and is subsequently recognized in Cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss when the inventory is sold. In the event the PTC is sold, upon the receipt of the cash payments, the Company will record offsets to Grant Receivable, net. Differences in the recorded value of the PTC and the sale price will be recognized as an adjustment to cost of goods sold in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
Fair Value Option
The Company has elected the option under ASC 825-10, Financial Instruments ("ASC 825"), to measure the Delayed Draw Term Loan, including all tranches of fundings received (see Note 3, Credit and Securities Purchase Transaction) at fair value. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. When the fair value option is elected for an instrument, unrealized gains and losses for such instrument is reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. These amounts are included in Other expense in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The gains or losses attributable to changes in instrument-specific risk are included in Change in fair value of debt - credit risk - related party in Accumulated other comprehensive loss.

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
In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2025-01 is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. Entities should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the potential impact this ASU could have on its financial statements and disclosures.
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
On April 30, 2025, the Company entered into that certain First Amendment to the Credit Agreement (“First Credit Agreement Amendment”), with Cerberus US Servicing LLC as Administrative Agent under the Credit Agreement and the lenders party thereto, pursuant to which, the measurement period for achieving Sales Milestone 4 (as defined in the Credit Agreement) was extended until July 31, 2025. On April 30, 2025, the Company and Cerberus mutually agreed that the Company achieved three of the four Fourth Milestone Components (as defined in the Credit Agreement) related to the Company’s materials cost, Z3 technology and automated line. No additional Preferred Stock or Warrants will be issued to Cerberus related to the three Fourth Milestone Components achieved by the Company. If the Company fails to meet Sales Milestone 4 on July 31, 2025, then the Applicable Percentage is subject to up to a final 1% increase, and as a result Cerberus would be entitled to receive Preferred Stock or Warrants aggregating to a maximum aggregate Applicable Percentage of 34% (as compared to the original maximum adjustment for all four Milestones of up to 49%).
On May 28, 2025, the Company entered into that certain Second Amendment to Credit Agreement (the “Second Credit Agreement Amendment”), with Cerberus US Servicing LLC as Administrative Agent under the Credit Agreement and the lenders party thereto. The Second Credit Agreement Amendment permitted the Company to raise proceeds by the issuance and sale of common stock and/or convertible notes (called a “Specified Refinancing Transaction’) under the following conditions: (a) $50,000 of the net cash proceeds be applied to prepay the obligations under the Credit Agreement, (b) the Specified Refinancing Transaction result in the full repurchase, tender, redemption. exchange or other refinancing or retirement in full of the Company’s outstanding 2021 Convertible Note Payable and (c) other legal and contractual requirements. Upon closing of the Specified Refinancing Transaction and the satisfaction of certain other conditions precedent set forth in the Second Credit Agreement Amendment, three significant modifications to the Credit Agreement became effective: (i) the interest rate on outstanding borrowings reduced from 15% to 7% per annum, (ii) the Consolidated Revenue and EBITDA financial covenants were deferred until March 31, 2027 and (iii) the equity to be issued to Cerberus in the event the Company fails to meet the final component of the last milestone under the Credit Agreement would be limited to warrants for shares of common stock or shares of convertible preferred stock equal to 1% of the fully diluted outstanding shares of the Company on the final milestone measurement date (including the securities issued pursuant to the Specified Refinancing Transaction).
On May 29, 2025, the Company entered into that certain Third Amendment to Credit Agreement (the “Third Credit Agreement Amendment”), with Cerberus US Servicing LLC as Administrative Agent under the Credit Agreement and the lenders party thereto, pursuant to which, among other things, the Credit Agreement was further amended to modify the definition of Specified Refinancing Transaction by increasing the maximum cash component of consideration that may be given for the repurchase, tender, redemption, exchange or other refinancing or retirement of the Company’s outstanding 2021 Convertible Note Payable to $115,000.
On July 29, 2025, the Company entered into that certain Fourth Amendment to Credit Agreement, (the “Fourth Credit Agreement Amendment”), with Cerberus US Servicing LLC as Administrative Agent under the Credit Agreement and the lenders party thereto, pursuant to which the measurement period for achieving Sales Milestone 4 (as defined in the Credit Agreement) was extended until October 31, 2025. If the Company fails to meet Sales Milestone 4 on October 31, 2025, then the applicable percentage is subject to up to a final 1% increase, and as a result Cerberus would be entitled to warrants or shares of convertible preferred stock equal to 1% of the fully diluted outstanding shares of the Company on the final milestone measurement date (including the securities already issued to Cerberus and securities issued pursuant to the Specified Refinancing Transaction).
Refer to Note 13, Borrowings for further information on the DDTL accounting treatment from the First Credit Agreement Amendment, Second Credit Agreement Amendment and Third Credit Agreement Amendment (collectively, the “Cerberus Amendments”).

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
Contingent Warrants
Upon the achievement of performance milestones on dates specified in the Credit Agreement, the Company received additional funds and issued at the option of the Lender, Preferred Stock (Series A Preferred Stock, if prior to shareholder approval or Series B Preferred Stock if after shareholder approval) or warrants on common stock (collectively “Contingent Warrants”) under the SPA in an amount equal to the applicable percentage, up to an aggregate of 33.0% ownership limitation on a fully diluted basis at such time the Delayed Draw Term Loan is fully drawn. As of the balance sheet date, in the event the Company fails to meet the final component of the last milestone under the Credit Agreement, the equity to be issued to Cerberus would be limited to warrants for shares of common stock or shares of convertible preferred stock equal to 1% of the fully diluted outstanding shares of the Company on the final milestone measurement date. See Note 22, Subsequent Events, for further discussion of the final measurement date. The Contingent Warrants meet the criteria for liability classification under ASC 480. The change in fair value of the Contingent warrants is included in Change in fair value of derivatives - related parties on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 14, Warrants Liability, for further discussion of the SPA Warrant and Contingent Warrants.

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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Credit Agreement and Securities Purchase Transaction (cont.)
Each Series B Preferred Stock has a par value of $0.0001 per share. The table below summarizes the Company’s outstanding Series B Preferred Stock as of June 30, 2025.

Preferred Stock	Issuance Date	Shares Issued	Original Issue Price	Shares Outstanding	Common Stock Equivalent
Series B-1 Preferred Stock	9/12/2024	31.940063	$841,999.99	31.940063	31,940,063
Series B-2 Preferred Stock	9/12/2024	28.806463	$2,322,000	28.806463	28,806,463
Series B-3 Preferred Stock	11/1/2024	38.259864	$3,358,000	38.259864	38,259,864
Series B-4 Preferred Stock	1/24/2025	16.150528	$5,990,000	16.150528	17,305,070
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
During the second quarter of 2025, the Company’s issuance of the 2025 Convertible Notes and common stock through the public offering triggered an adjustment to the Series B-4 Preferred Stock liquidation value under the terms of the Securities Purchase Agreement. The number of common shares issuable upon conversion of the Series B-4 increased by 1,154,542 to 17,305,070. The Company recorded a down round deemed dividend of $4,456 increasing additional paid-in capital and accumulated deficit on the Unaudited Condensed Statements of Shareholders' Deficit.
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
As of June 30, 2025, all then outstanding shares of Series B Preferred Stock were classified as mezzanine equity on the Unaudited Condensed Consolidated Balance Sheets at its redemption value because it is probable of becoming redeemable. The Company recorded remeasurement of the Series B Preferred Stock, which reduces additional paid-in capital, on the Unaudited Condensed Statements of Shareholders' Deficit.
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
In connection with the termination of the Atlas Credit Agreement, the Company entered into an insurer letter agreement, dated as of June 21, 2024 (the “Insurer Letter Agreement”), with the insurance companies that issued insurance policies to certain Atlas Lenders in connection with the Atlas Credit Agreement (the “Atlas Insurers”) pursuant to which the Company and the Atlas Insurers agreed that the Company will pay to the Atlas Insurers, subject to the terms and conditions of the Insurer Letter Agreement, $3,000 on December 31, 2024, and on June 30, 2025, subject to the absence of certain events of default under the Credit Agreement, an additional $4,000. The Company paid $3,000 in December 2024 and $4,000 in June 2025 to the Atlas Insurers.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning and extended warranty services. Product revenues, which are generally recognized at a point in time, and service revenues, which are generally recognized over time, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue	$14,055	$597	$23,982	$7,097
Service revenue	1,181	301	1,711	$402
Total revenues	$15,236	$898	$25,693	$7,499
For the three months ended June 30, 2025, the Company had three customers who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 86% of the total revenue. For the six months ended June 30, 2025, the Company had five customers who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 97% of the total revenue.
For the three months ended June 30, 2024, the Company had one customer who accounted for 87.0% of the total revenue. For the six months ended June 30, 2024, the Company had one customer who accounted for 88.0% of the total revenue.
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

	June 30, 2025	December 31, 2024
Contract assets	$16,587	$14,059
Contract liabilities	$39,537	$26,349
Contract assets increased by $2,528 , net, during the six months ended June 30, 2025, due to recognition of revenues for which invoicing has not yet occurred.
The following table provides information about changes in Contract liabilities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Contract liabilities, beginning of the period	$43,413	$7,111	$26,349	$6,610
Amounts in beginning balance recognized in revenue	(6,115)	(13)	(11,113)	(540)
Revenue recognized in current period	(9,750)	(276)	(11,251)	(1,323)
Advance payments received from customers	11,989	2,380	35,552	4,455
Contract liabilities, end of the period	$39,537	$9,202	$39,537	$9,202

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Revenue Recognition (cont.)
Contract liabilities of $37,438 as of June 30, 2025, are expected to be recognized within the next twelve months and long-term contract liabilities of $2,099 are expected to be recognized as revenue in greater than twelve months. Contract assets of $14,601 as of June 30, 2025, are expected to be recognized within the next twelve months and long-term contract assets of $1,986 are expected to be recognized as accounts receivable in greater than twelve months.
Remaining Performance Obligations
Remaining performance obligations (“RPO”) represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. The Company expects to recognize revenue related to the RPOs as the performance obligations are satisfied in accordance with the Company’s revenue recognition policy, which can be found in Note 2, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, the Company's remaining performance obligations were approximately $104,636. The Company expects to recognize revenue of approximately 85% of the remaining performance obligations over the next twelve months, with the remainder recognized thereafter.
5. Cash, Cash Equivalents and Restricted Cash
Restricted cash - current as of June 30, 2025, consists of accounts related to the DOE Loan Facility for reserves related to warranty claims, debt servicing, the Davis Bacon Act, secured letters of credit, escrow deposits related to U.S. Custom Bonds insurance, escrow deposits related to our credit card program agreements and interest reserve account maintained pursuant to the DOE Limited Consent Agreement equivalent to one year of interest expense of the 2025 Convertible Notes.
Restricted cash - current as of June 30, 2024, consists of escrow deposits related to U.S. Custom Bonds insurance and escrow deposits related to our credit card program agreements.
Long-term restricted cash as of June 30, 2025, relates to, as defined in the Credit Agreement, the Minimum Liquidity covenant. Prior to the first tranche funding the Minimum Liquidity covenant, as defined in the Credit Agreement and the DOE Loan Facility, the Company shall not permit cash and cash equivalents at any time be less than $15,000. The remainder of Long-term restricted cash relates to an interest reserve account maintained pursuant to the DOE Limited Consent Agreement equivalent to one year of interest expense of the 2025 Convertible Notes. Restricted cash per the DOE Limited consent Agreement shall be reduced by the amounts of any actual interest payments made for the 2025 Convertible Notes, but shall not be less than all interest payments on the 2025 Convertible Notes due within 12 months.
Long-term restricted cash as of June 30, 2024, relates to a minimum liquidity requirement in the Credit Agreement. Prior to the first tranche funding, the Company did not permit liquidity at any time be less than $2,500.
The following table reconciles reported amounts from the Unaudited Condensed Consolidated Balance Sheets to Cash, Cash Equivalents and Restricted Cash reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$120,225	$52,454
Restricted cash - current	31,830	2,625
Long-term restricted cash	31,120	2,500
Total cash, cash equivalents and restricted cash	$183,175	$57,579

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

6. Inventory
The following table provides information about Inventory balances:

	June 30, 2025	December 31, 2024
Raw materials	$27,868	$25,126
Work-in-process	12,563	6,665
Finished goods	697	1,035
Total Inventory	$41,128	$32,826
7. Property, Plant and Equipment, Net
The following table provides information about Property, plant and equipment, net balances:

	Estimated Useful lives			June 30, 2025	December 31, 2024
Equipment	5	-	10 years	$56,283	$51,874
Finance lease	5		years	504	504
Furniture	5	-	10 years	2,676	2,369
Leasehold improvements	Lesser of useful life/ remaining lease			11,005	9,674
Tooling	2	-	3 years	11,583	9,955
Construction in progress (“CIP”)				27,426	—
Total				109,477	74,376
Less: Accumulated depreciation				(33,944)	(28,716)
Total property, plant and equipment, net				$75,533	$45,660
Depreciation expense related to property, plant and equipment was $2,910 and $1,349 for the three months ended June 30, 2025, and 2024 and $5,566 and $2,524 for the six months ended June 30, 2025, and 2024, respectively.
The Company recorded a loss from write-down of property, plant and equipment of $205 and $271 for the three months ended June 30, 2025, and 2024, and $766 and $336 for the six months ended June 30, 2025, and 2024, respectively. The write-downs were mainly due to design changes from the Z3™-Phase 1 to Z3™-Phase 2 production in which the Phase 1 production assets could not be utilized or repurposed for Phase 2 production. Additionally, the loss from write-down of property, plant and equipment contains costs for disposal of miscellaneous equipment and tooling that cannot be repurposed.
For the three and six months ended June 30, 2025, capitalized interest costs recognized were $357. On June 28, 2024, the Company successfully began commercial operations on the first manufacturing line. Accordingly, the assets classified as construction in progress were reclassified to equipment, leasehold improvements, furniture and tooling as of June 28, 2024. Included in construction in progress prior to the reclassification were capitalized interest costs of $991 and $1,841 for the three and six months ended June 30, 2024.
8. Intangible Assets
Intangible assets consisted of various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. The Company recorded amortization expense of $10 for the three months ended June 30, 2025, and 2024 and $20 for the six months ended June 30, 2025, and 2024, respectively, related to patents.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8. Intangible Assets (cont.)
The Company capitalized $172 of costs for internal-use software. The software has a useful life and is amortized into the results of operations over three years. The Company recorded amortization expense of $15 and $12 for the three months ended June 30, 2025, and 2024 and $29 and $24 for the six months ended June 30, 2025, and 2024, respectively, related to software.
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
As of December 31, 2024, the Company had notes receivable, net, outstanding of $847, included in Other assets, net and Other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the second quarter of 2025, the Company recorded a full allowance against the notes receivable, resulting in a zero balance as of June 30, 2025.
As of June 30, 2025 and December 31, 2024, the allowance for expected credit loss related to the notes receivable amounted to $884 and $37, respectively. This allowance is included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
10. Accrued Expenses
Accrued expenses were as follows:

	June 30, 2025	December 31, 2024
Accrued payroll	$6,895	$4,811
Warranty reserve (1)	5,917	5,102
Accrued legal and professional expenses	3,240	1,709
Provision for contract losses	3,772	4,724
Accrued Interest	1,238	41
Other	2,585	5,645
Total accrued expenses	$23,647	$22,032
(1) Refer to the table below for the warranty reserve activity for the six months ended June 30, 2025.

The following table summarizes warranty reserve activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warranty reserve - beginning of period	$4,753	$5,513	$5,102	$6,197
Additions for current period deliveries	689	—	1,096	265
Changes in the warranty reserve estimate	543	(201)	543	(1,150)
Warranty costs incurred	(68)	(258)	(824)	(258)
Warranty reserve - end of period	$5,917	$5,054	$5,917	$5,054

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Government Grants
Inflation Reduction Act of 2022 (“IRA”)
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law. The IRA has significant economic incentives for both energy storage customers and manufacturers for projects placed in service after December 31, 2022. Starting in 2023, there are PTCs, which can be claimed on battery components manufactured in the U.S. and sold to U.S. or foreign customers. The tax credits available to manufacturers include a credit for ten percent of qualified costs incurred to make electrode active materials in addition to credits of $35 per kWh of capacity for eligible battery cells and $10 per kWh of capacity for eligible battery modules. These credits are cumulative, meaning that companies will be able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032.
The Department of Treasury and Internal Revenue Service issued final regulations in 2024 regarding the transferability of certain energy tax credits and guidance on the PTCs established by the IRA. The Company has reviewed these regulations and believes they do not have a material impact on the financial statements.
One Big Beautiful Bill Act (“OBBBA”)
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law, introducing several modifications to the energy-related tax incentives originally established under the Inflation Reduction Act. The OBBBA introduces new limitations related to the sourcing of materials from a prohibited foreign entity starting after December 31, 2025. These provisions restrict eligibility for credits where material assistance is received from such entities. Additionally, the OBBBA includes ownership and effective control related provisions concerning 'specified foreign entities' and 'foreign-influenced entities.' The Company is currently evaluating the new legislative language; however, it does not anticipate a material impact from either the material sourcing or ownership-related provisions.
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
During the second quarter of 2025, the Company entered into tax credit purchase agreement to sell and transfer all of the remaining PTCs related to the production and sale of battery cells and battery modules and electrode active materials produced in calendar year 2024, that were eligible to be claimed on the Company’s tax return. The transferred tax credits were sold at 90% of their value and the cash purchase price of the PTCs was $2,055.
Cash was received from the buyer in April 2025, after the completed registration requirements were filed through the IRS‑provided electronic portal, inclusive of registration numbers needed to claim the credit on the Buyer’s tax return. Upon the receipt of the cash payment, the Company recorded offsets to the PTC/Grant Receivable account. There were minimal differences between the recorded fair value of the PTC receivable and the amount of consideration received. Future differences, if any, will be recognized as an adjustment to cost of goods sold.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Government Grants (cont.)

The Company recognized PTC credits of $4,562 and $125 for the three months ended June 30, 2025 and June 30, 2024 and $6,361 and $1,667 for the six months ended June 30, 2025 and June 30, 2024, respectively, as a reduction of cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2025, and December 31, 2024, grant receivable related to the PTC in the amount of $6,589 and $2,283, respectively, is recorded in the Unaudited Condensed Consolidated Balance Sheets.
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
AFG Convertible Notes
In January 2023, the Company issued and sold $13,750 of 26.5% Convertible Senior PIK Notes due 2026 (“AFG Convertible Notes”) to Great American Insurance Company, Ardsley Partners Renewable Energy, LP, CCI SPV III, LP, Denman Street LLC, John B. Berding Irrevocable Children’s Trust, John B. Berding and AE Convert, LLC (together, the “Purchasers”). AE Convert LLC, a Delaware limited liability company is managed by Russell Stidolph who is a related party as a director of the Company (the “Affiliated Purchaser”). On July 29, 2025, the Company entered into the First Supplemental Indenture (as defined herein) dated as of July 28, 2025, providing for certain amendments to the terms of the AFG Convertible Notes, and made certain agreements in connection with the First Supplemental Indenture. See Note 22, Subsequent Events, for further discussion.
Credit and Securities Purchase Transaction
Pursuant to the terms and conditions of Credit and Securities Purchase Transaction, Cerberus and CCM Denali Equity Holdings, LP, are considered related parties as result of the transactions. During the second quarter of 2025, the Company entered into the Cerberus Amendments, with Cerberus US Servicing LLC acting as the Administrative Agent to the Cerberus Amendments. Refer to Note 3, Credit and Securities Purchase Transaction for detailed discussion.
During the three and six months ended June 30, 2025, the Company incurred manufacturing costs of $1,133 and $1,374 and advisory fees of $1,821 and $2,491, respectively, from two vendors affiliated with Cerberus. As of June 30, 2025, $3,598 of the costs were paid and the remaining $267 of the costs are included in Accounts payable in the Unaudited Condensed Consolidated Balance Sheets. The fees are included in Cost of goods sold and Selling, general and administrative expenses, respectively, in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings

The Company’s debt obligations consist of the following:

		June 30, 2025		December 31, 2024
	Maturity Date	Principal Outstanding	Carrying Value*	Principal Outstanding	Carrying Value*
2021 Convertible Note Payable	June 2026	$—	$—	$122,868	$109,838
Delayed Draw Term Loan	June 2034(1)	187,587	61,705	179,542	76,188
AFG Convertible Notes	June 2026(2)	25,315	75,225	22,353	63,033
Notes payable - related party		212,902	136,930	324,763	249,059
2025 Convertible Notes	June 2030	250,000	239,251	—	—
Equipment financing facility	April 2026	1,074	1,073	2,386	2,385
DOE Loan Facility	June 2034(1)	69,893	68,023	68,386	65,452
Total borrowings		533,869	445,277	395,535	316,896
Current portion		1,074	1,073	2,014	2,014
Total borrowings, non-current		$532,795	$444,204	$393,521	$314,882
*Carrying value includes unamortized deferred financing costs, unamortized discounts and fair value of embedded derivative liabilities, except for the Delayed Draw Term Loan, which is carried at fair value.
(1) The DDTL and DOE Loan Facility contain Springing Maturity dates that could make the debt due March 14, 2030.
(2) Subsequent to the balance sheet date, the AFG Convertible Notes agreement was amended to change the maturity date to September 30, 2034. See Note 22, Subsequent Events for further discussion.

2025 Convertible Notes
On June 3, 2025, the Company issued $225,000 principal amounts of its Convertible Notes due 2030. The Company granted initial purchasers an option to purchase, for settlement within a period of thirteen days from the date the 2025 Convertible Notes were first issued, up to an additional $25,000 principal amounts which were exercised in full.
Contractual Interest Rates - The 2025 Convertible Notes will accrue interest at a rate of 6.75% per annum, payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2025.
Maturity- The 2025 Convertible Notes will mature on June 15, 2030, absent conditions described below.
Conversion Rights - The 2025 Convertible Notes can be converted into shares of our common stock under certain conditions before March 15, 2030:
•Stock Price Trigger: If, during any calendar quarter starting after September 30, 2025, our stock price closes above 130% of the conversion price for at least 20 out of the last 30 trading days of that quarter.
•Trading Price Condition: If, during a 10-day period, the trading price of the notes falls below 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day, then conversion is allowed during the five business days that follow.
•Corporate Events: Upon the occurrence of certain corporate events or distributions on our common stock, as described in this offering memorandum.
•Redemption: If the Company calls such notes for redemption on or after June 20, 2028, then the holders may choose to convert them at that time.
Beginning March 15, 2030, the notes can be converted at any time until two trading days prior to maturity.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
The initial conversion price is approximately $5.10 per share, and the Company may choose to settle conversions in stock, cash, or a mix of both. The conversion price is subject to customary adjustments upon the occurrence of certain events. If a make-whole fundamental change (as defined in the 2025 Convertible Notes Indenture) occurs, the conversion rate may temporarily increase to provide additional value.
Redemption - The 2025 Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 20, 2028 and on or before the 41st scheduled trading day immediately before the maturity date, but only if certain liquidity conditions are satisfied and the last reported sale price per shares of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the thirty consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such redemption notice. However, the Company may not redeem less than all of the outstanding notes unless at least $75,000 aggregate principal amount of notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. The redemption price is equivalent to the principal amount of the 2025 Convertible Notes called for redemption, plus accrued and unpaid interest. In addition, calling any note for redemption will constitute a make-whole fundamental change with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption.
Embedded Derivatives - The 2025 Convertible Notes include certain embedded features, such as provisions for fundamental change, additional interest, special interest and indemnification. In accordance with ASC 815, the Company assessed these embedded features to determine whether bifurcation and separate accounting as derivatives was required. Although these features are not clearly and closely related to the host debt contract and meet the definition of a derivative under ASC 815, the Company determined that the combined fair value of these embedded derivatives is de minimis. Accordingly, these features have not been bifurcated from the host contract and are not accounted for separately. The Company will continue to evaluate these features for any changes in facts or circumstances that may warrant reconsideration of this assessment.
Additionally, the conversion feature embedded in the 2025 Convertible Notes qualifies for the scope exception under ASC 815-40 and, therefore, is not required to be bifurcated and accounted for separately.
Interest expense recognized on the 2025 Convertible Notes is as follows:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Contractual interest expense	$1,223	$1,223
Amortization of debt discount	115	115
Amortization of debt issuance costs	10	10
Total	$1,348	$1,348

The carrying value for the 2025 Convertible Notes is as follows:

	June 30, 2025	June 13, 2025	June 11, 2025	June 03, 2025
Principal	$250,000	$250,000	$237,500	$225,000
Unamortized debt discount	(9,885)	(10,000)	(9,500)	(9,000)
Unamortized debt issuance costs	(864)	(874)	(874)	(874)
Aggregate carrying value	$239,251	$239,126	$227,126	$215,126
The Company is obligated to repay all contractual interest attributable to the 2025 Convertible Notes on a semi-annual basis in cash. As of June 30, 2025, $1,223 of interest payable attributable for the 2025 Convertible Notes was included in Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets.

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
Milestones
In the event the Company failed to achieve any milestones on any predetermined tranche date or the one additional milestone measurement date, the Company would not have received the specific tranche unless waived by the Lenders, and would be subject to a penalty represented by an up to 1.0% increase in the applicable percentage in the form of additional warrants or preferred shares at each missed milestone measurement date. As of the balance sheet date, in the event the Company fails to meet the final component of the last milestone under the Credit Agreement, the equity to be issued to Cerberus would be limited to warrants for shares of common stock or shares of convertible preferred stock equal to 1% of the fully diluted outstanding shares of the Company on the final milestone measurement date. See Note 22, Subsequent Events, for further discussion of the final measurement date.
Covenants
On May 28, 2025, the Company amended the Credit Agreement, by and among the Company, certain of the Company’s subsidiaries as guarantors party thereto and the Lender, pursuant to which among other things, the applicability of the Consolidated Revenue and EBITDA financial covenants were deferred until March 31, 2027 and certain provisions were amended to conform with comparable provisions in the DOE Loan Facility.
The Credit Agreement, as amended, contains the following financial covenants, including (each as defined in the Credit Agreement, as amended):
•Minimum Consolidated EBITDA - not applicable for June 30, 2025.
•Minimum Consolidated Revenue - not applicable for June 30, 2025.
•Minimum Liquidity

As of and for the three months ended June 30, 2025, the Company was in compliance with the Minimum Liquidity financial covenant.

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
The Company elected the fair value option to account for all draws under the Delayed Draw Term Loan for operational purposes. The financial liability was initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. The Company also elected the fair value option for the August Draw, October Draw and January Draw. The Initial Draw fair value, the August Draw fair value, the October Draw fair value as well as the January Draw fair value (collectively the "DDTL"), was $25,653, $12,528, $28,340 and $17,312 respectively, at issuance. As of June 30, 2025, the fair value for the DDTL was $61,705. A gain of $31,615 and $25,682 was recognized for the three and six months ended June 30, 2025, and a loss of $240 for the three and six months ended June 30, 2024, respectively and is included in Change in fair value of debt - related party on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the three and six months ended June 30, 2025, the Company recorded a loss of $6,224 in Change in fair value of debt - credit risk - related party. This included a $22,469 loss attributable to changes in instrument-specific risk, partially offset by a $16,245 gain from reclassifying accumulated other comprehensive income into earnings following the partial extinguishment of the Delayed Draw Term Loan.
The Company did not separately report interest expense attributable to the DDTL because such interest was included in the determination of the fair value of the Note. See Note 15, Fair Value Measurement for the assumptions used to determine the fair value the Delayed Draw Term Loan at issuance and at June 30, 2025.
Contractual Interest Rates - Borrowings under the Credit Agreement bear interest at an annual rate equal to 7.0% per annum (as amended), subject to the following increases: (i) an additional 5.0% per annum upon the occurrence of an event of default under the Credit Agreement. The Company may elect to add accrued and unpaid interest on the loans to the principal amount of the loans (capitalized interest).
Maturity - The Maturity Date is defined as the earlier of (i) June 15, 2034, and (ii) the date that all the loans shall become due and payable in full, whether by acceleration or otherwise; provided that, if on any Springing Maturity Date any Convertible Notes remain outstanding, the Maturity Date shall instead be the Springing Maturity. The Springing Maturity Date is defined as the 91st day prior to the date on which any convertible note may be redeemed, repurchased, converted, or exchanged in satisfaction of the obligations (“Convertible Note Maturity”). As of June 30, 2025, the 2025 Convertible Notes and AFG Convertible Notes (as amended, see Note 22, Subsequent Events), remain outstanding and are scheduled to mature on June 15, 2030 and September 30, 2034, respectively. See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Prepayments - On May 28, 2025, the company made a prepayment of $47,619 on the Delayed Draw Term Loan, net of an end of term fee of $2,381, as in accordance with the terms the Delayed Draw Term Loan, as amended May 28, 2025.
Modification of the DDTL - In accordance with applicable accounting standards, the prepayment and Cerberus Amendments were evaluated under the debt modification and extinguishment guidance in ASC 470-50, Debt - Modification and Extinguishments. The Cerberus Amendments did not qualify for the extinguishment accounting under ASC 470-50 as a whole, and were accounted for as a modification. The total prepayment of $50,000 as required by Second Credit Agreement Amendment was accounted for as a partial extinguishment. The loss on partial extinguishment was $38,375 after reclassification of accumulated other comprehensive income through earnings for $16,245.
2021 Convertible Note Payable – Related Party
On July 6, 2021, the Company entered into an investment agreement with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries, Inc. The investment agreement provides for the issuance and sale to Koch Industries of the 2021 Convertible Note in the aggregate principal amount of $100,000. The maturity date of the 2021 Convertible Notes was June 30, 2026, subject to earlier conversion, redemption or repurchase.
The 2021 Convertible Note contains an embedded derivative feature, which is presented on the Unaudited Condensed Consolidated Balance Sheets as a component of Notes payable - related party. See Note 15, Fair Value Measurement for the assumptions used to determine the fair value of the embedded derivative as of December 31, 2024.
Interest expense recognized on the 2021 Convertible Note is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$1,229	$1,737	$3,072	$3,474
Amortization of debt discount	1,315	1,588	3,230	3,119
Amortization of debt issuance costs	127	154	311	302
Total	$2,671	$3,479	$6,613	$6,895

The balances for the 2021 Convertible Note are as follows:

December 31, 2024
Principal	$122,868
Unamortized debt discount	(13,045)
Unamortized debt issuance costs	(1,257)
Embedded conversion feature	1,272
Aggregate carrying value	$109,838
The Company was obligated to repay all contractual interest attributable to the 2021 Convertible Note in-kind on a semi-annual basis, in accordance with the terms under the Delayed Draw Term Loan. The contractual interest in-kind was recorded as an increase to the 2021 Convertible Notes’ principal balance, therefore no interest was payable as of December 31, 2024.
Termination of the 2021 Convertible Notes

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
On June 3, 2025, the Company repurchased the full $122,868 aggregate principal amount, in addition to $3,072 of interest payable outstanding for $131,000 inclusive of a repurchase premium in a privately negotiated transaction. The holder of the 2021 Convertible Notes was contingently required to reimburse the Company for up to $5,000 of the repurchase premium based on the holders overall return on its investment in the Company. As of June 30, 2025 the Company received the $5,000 repurchase premium. Neither the holder of the 2021 Convertible Notes, nor the Company have any outstanding contractual obligations. Absent termination, the 2021 Convertible Notes would have matured on June 30, 2026.
The Company accounted for the termination of the 2021 Convertible Notes in accordance with ASC 470-50, Debt- Modifications and Extinguishments. As a result, the Company recognized a loss on debt extinguishment for the 2021 Convertible Notes of $10,688 in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025.
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
On April 16, 2025, the Company amended the DOE Loan Facility in order to clarify the maximum Tranche Commitment principal amounts by excluding capitalized interest (Tranche 1: $90,945; Tranche 2: $106,733; Tranche 3: $67,529; and Tranche 4: $12,290). The Amendment does not materially alter rights, obligations, or meaning of the DOE Loan Facility.
Through June 30, 2025, the Company had drawn down $68,279 under the DOE Loan Facility, at an interest rate of 4.791%, for eligible project costs incurred through December 6, 2024. These costs are a portion of Tranche 1 of the DOE Loan Facility. Tranche 1 provides up to $90,945 for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools, with a projected annual production capacity of approximately 1.25 GWh ("Line 1"), as defined in the DOE Loan Facility. See Note 22, Subsequent Events, for further discussion of Tranche 1 funding.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Interest expense recognized on the DOE Loan Facility is as follows:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Contractual interest expense	$827	$1,635
Amortization of debt issuance costs	581	1,200
Total	$1,408	$2,835

The carrying value for the DOE Loan Facility is as follows:

	June 30, 2025	December 31, 2024
Principal (life to date draw-downs)	$68,279	$68,279
Capitalized PIK Interest	1,614	107
Unamortized debt issuance costs	(1,870)	(2,934)
Aggregate carrying value	$68,023	$65,452
The DOE Loan Facility bears interest at the applicable U.S. Treasury rate plus a spread equal to 0.375%. The interest is paid in-kind ("Capitalized PIK Interest") on a quarterly basis, in accordance with the terms under the DOE Loan Facility. Therefore, as of June 30, 2025, accrued interest attributable for the DOE Loan Facility was $128. Cash payment of the Capitalized PIK Interest on the DOE Loan Facility commences in 2028.
Covenants
On May 28, 2025, the Company and the DOE entered into a Limited Consent Agreement (“DOE Limited Consent Agreement”), pursuant to which among other things, the applicability of the Consolidated Revenue and EBITDA financial covenants were deferred until March 31, 2027 and certain provisions were added to conform with comparable provisions in the Delayed Draw Term Loan. Additionally, the DOE Limited Consent Agreement requires the Company to reserve 24 months of interest expense for the 2025 Convertible Notes. Refer to Note 5, Cash, Cash Equivalents and Restricted Cash for further information.
The DOE Loan facility, as amended, contains the following financial covenant, (as defined in the DOE Loan facility) Minimum Liquidity. As of June 30, 2025, the Company was in compliance with the Minimum Liquidity financial covenant.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Maturity - The Maturity Date is defined as the earlier of (i) June 15, 2034, and (ii) the date that all the loans shall become due and payable in full, whether by acceleration or otherwise; provided that, if on any Springing Maturity Date any Convertible Notes remain outstanding, the Maturity Date shall instead be the Springing Maturity. The Springing Maturity Date is defined as the 91st day prior to the Convertible Note Maturity. As of June 30, 2025, the 2025 Convertible Notes and AFG Convertible Notes (as amended, see Note 22, Subsequent Events), remain outstanding and are scheduled to mature on June 15, 2030 and September 30, 2034, respectively.
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
The Conversion Option includes an exercise contingency, which requires the Company to obtain stockholder approval for conversions subject to the Exchange Cap. If stockholder approval of the issuance of additional shares of Common Stock is not obtained, following commercially reasonable efforts, the Company will be required to settle the conversion in excess of the Exchange Cap in cash. Since settlement in cash may be required in absence of stockholder approval, the embedded conversion feature fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded conversion feature is required to be bifurcated from the AFG Convertible Notes and accounted for at fair value at each reporting date, with changes in fair value recognized on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The embedded derivative is presented on the Unaudited Condensed Consolidated Balance Sheets as a component of Notes payable - related party. The fair value of the embedded derivative was $51,639 and $43,124 as of June 30, 2025 and December 31, 2024, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Interest expense recognized on the AFG Convertible Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$1,481	$1,154	$2,962	$2,309
Amortization of debt discount	279	218	558	436
Amortization of issuance costs	79	61	158	123
Total	$1,839	$1,433	$3,678	$2,868
The balances for the AFG Convertible Notes are as follows:

	June 30, 2025	December 31, 2024
Principal	$25,315	$22,353
Unamortized debt discount	(1,349)	(1,906)
Unamortized debt issuance costs	(380)	(538)
Embedded conversion feature	51,639	43,124
Aggregate carrying value	$75,225	$63,033
The Company is obligated to repay all contractual interest attributable to the AFG Convertible Notes in-kind on a semi-annual basis, in accordance with the terms of the Investment Agreement. Therefore, as of June 30, 2025 and December 31, 2024, interest payable attributable to the AFG Convertible Notes that was paid in kind, capitalized and added to the principal amount of the AFG Convertible Note was $2,962 and $4,924, respectively.
On July 29, 2025, the Company entered into the First Supplemental Indenture, dated as of July 28, 2025 providing for certain amendments to the terms of the AFG Convertible Notes, and made certain agreements in connection with the First Supplemental Indenture. See Note 22, Subsequent Events, for further discussion.
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
Absent termination, the Senior Secured Term Loan would have matured on the earlier of (i) July 29, 2026 and (ii) 91 days prior to the maturity of certain of the Company’s outstanding convertible notes. The aggregate principal amount of the Senior Secured Term Loan outstanding was $100,000 at the time of termination. All obligations have been satisfied as of June 30, 2025.
The following table summarizes interest expense recognized:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Contractual interest expense	$3,174	$6,858
Amortization of debt discount	109	224
Amortization of debt issuance costs	963	1,980
Total	$4,246	$9,062
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
As of June 30, 2025 and December 31, 2024, total equipment financing carrying value was $1,073 and $2,385, respectively of which $1,073 and $2,014 are recorded as a current liability on the Unaudited Condensed Consolidated Balance Sheets, respectively. Interest expense attributable to the equipment financing agreement was $53 and $136 for the three and six months ended June 30, 2025, respectively. Interest expense attributable to the equipment financing agreement was $178 and $387 for the three and six months ended June 30, 2024, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Warrants Liability
The amount of warrants outstanding and fair value for all warrants as of June 30, 2025 and December 31, 2024 are as follows:

		June 30, 2025		December 31, 2024
	Exercise Price	Number of Warrants Outstanding	Fair Value	Number of Warrants Outstanding	Fair Value
Warrants liability
IPO warrants	$11.50	224,400	$105	274,400	$269
April 2023 warrants	$3.14	16,000,000	60,480	16,000,000	56,400
May 2023 warrants	$2.50	3,601,980	14,012	3,601,980	13,126
December 2023 warrants	$1.60	24,906,890	106,601	29,799,992	119,796
Total		44,733,270	$181,198	49,676,372	$189,591
Warrants liability - related party
SPA Warrant	$0.01	1	198,984	1	188,857
Contingent warrants(a)	N/A	—	—	—	77,773
Total		1	198,984	1	266,630
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
Warrants liability
The Company issued private placement warrants to B. Riley Financial, Inc. in conjunction with its initial public offering 2020 (“IPO warrants”). During the first quarter 2025, 50,000 IPO warrants that were issued to various counterparties became public warrants.
In April 2023, the Company issued 16,000,000 shares of common stock and 16,000,000 private placement warrants to purchase shares of common stock. In May 2023, the Company issued another 3,601,980 shares of common stock and 3,601,980 private placement warrants to purchase shares of common stock (the “April 2023 warrants” and “May 2023 warrants”, respectively).
In December 2023, the Company issued in a combined public offering 34,482,759 shares of common stock and 34,482,759 accompanying common warrants to purchase shares of common stock (the "December 2023 warrants"). For the three and six months ended June 30, 2025, 500,000 and 4,893,102 of the December 2023 warrants were exercised, respectively.
The 2023 warrants do not qualify for equity classification guidance in ASC 815-40 and are measured at fair value at each reporting period.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Warrants Liability (cont.)
Warrants liability - related party
SPA Warrant
As discussed in Note 3, Credit Agreement and Securities Purchase Transaction, the Company issued to the Purchaser, one warrant to purchase 43,276,194 shares of common stock. The warrant has a ten-year term, a $0.01 per share exercise price, and is exercisable at the Purchaser’s discretion for cash or on a cashless basis. Upon an acceleration under the Credit Agreement, the Company could be required to purchase the warrant from the holder at an amount equal to the most recently quoted price. Following stockholder approval on September 10, 2024, the Warrant Conversion Cap increased to 49.9%. The Credit and Securities Purchase Agreement contains a Springing Maturity Date feature that may cause such facilities to become current on the 91st day prior to the Convertible Note Maturity.
See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.
Contingent Warrants
Following the Initial Draw, on three separate predetermined draw dates upon the achievement of the corresponding performance milestone for each such draw date, the Company received additional funds under the Credit Agreement and issued securities under the SPA in an amount equal to the applicable percentage, up to an aggregate of 33.0% ownership limitation on a fully-diluted basis at such time the Delayed Draw Term Loan was fully drawn. Although these contingent warrants were not issued or exercisable until additional draws occurred, they meet the guidance under ASC 480 and are recognized at fair value with changes in fair value reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. As of the balance sheet date, in the event the Company fails to meet the final component of the last milestone under the Credit Agreement, the equity to be issued to Cerberus would be limited to warrants for shares of common stock or shares of convertible preferred stock equal to 1% of the fully diluted outstanding shares of the Company on the final milestone measurement date.
See Note 22, Subsequent Events, for further discussion of the final measurement date.
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

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
SPA Warrant (a)	$—	$—	$198,984	$—	$—	$188,857
Contingent warrants (a)	$—	$—	$—	$—	$—	$77,773
IPO, April, May and December 2023 Warrants (b)	$—	$105	$181,093	$—	$269	$189,322
Delayed Draw Term Loan	$—	$—	$61,705	$—	$—	$76,188
Embedded derivatives(c)	$—	$—	$51,639	$—	$—	$44,396
Total liabilities	—	$105	$493,421	$—	$269	$576,536
(a) Included in Warrants liability - Related party on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.
(b) All these instruments are Level 3, except for the IPO warrants (Level 2). These are included in Warrants liability on the Unaudited Condensed Consolidated Balance Sheets.
(c) Included in Notes Payable - Related Party on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

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
The inputs used to determine the fair value of the April 2023 warrants, May 2023 warrants, and the December 2023 warrants are as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)

April 2023 warrants	June 30, 2025	December 31, 2024
Time to expiration	3.29 years	3.79 Years
Common stock price	$5.12	$4.86
Risk-free interest rate	3.7%	4.3%
Volatility	100.0%	90.0%

May 2023 warrants	June 30, 2025	December 31, 2024
Time to expiration	3.04 years	3.54 Years
Common stock price	$5.12	$4.86
Risk-free interest rate	3.7%	4.3%
Volatility	100.0%	90.0%

December 2023 warrants	June 30, 2025	December 31, 2024
Time to expiration	3.46 Years	3.96 Years
Common stock price	$5.12	$4.86
Risk-free interest rate	3.7%	4.3%
Volatility	100.0%	90.0%
Embedded derivatives
The Company estimated the fair value of the embedded conversion features in the 2021 Convertible Note and the AFG Convertible Notes using a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy. On June 3, 2025, the Company repurchased the full $122,868 aggregate principal amount outstanding for the 2021 Convertible Note in a privately negotiated transaction. As such there was no derivative liability associated with the 2021 Convertible Note at June 30, 2025.
The inputs used to determine the fair value of the embedded derivative liabilities are as follows:

2021 Convertible Note	June 03, 2025	December 31, 2024
Term	1.08 Years	1.50 Years
Dividend yield	—%	—%
Risk-free interest rate	4.1%	4.2%
Volatility	60.0%	65.0%
Common stock price	$3.86	$4.86
Effective debt yield	24.0%	30.0%

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)

AFG Convertible Note	June 30, 2025	December 31, 2024
Term	1.00 Years	1.50 Years
Dividend yield	—%	—%
Risk-free interest rate	3.9%	4.2%
Volatility	60.0%	65.0%
Common stock price	$5.12	$4.86
Effective debt yield	25.0%	30.0%
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)
Quantitative information about all significant unobservable inputs used in the fair value measurement for recurring level 3 measurements:

Delayed Draw Term Loan Initial Tranche	June 21, 2024	December 31, 2024	June 30, 2025
Debt yield	47.5%	30.0%	25.0%

Contingent Warrants- all tranches	June 21, 2024	December 31, 2024
Milestones achievement expectations	Very high probability	Very high probability
Volatility	70.0%	65.0%
Discount for lack of marketability (“DLOM”)	10.0%	10.0%

SPA Warrant	June 21, 2024	December 31, 2024	June 30, 2025
Discount for lack of marketability (“DLOM”)	10.0%	10.0%	10.0%

Delayed Draw Term Loan August Draw	August 31, 2024	December 31, 2024	June 30, 2025
Debt yield	42.5%	30.0%	25.0%

Delayed Draw Term Loan October Draw	October 31, 2024	December 31, 2024	June 30, 2025
Debt yield	42.5%	30.0%	25.0%

Delayed Draw Term Loan January Draw	January 24, 2025	June 30, 2025
Debt yield	30.0%	25.0%

Delayed Draw Term Loan Prepayment	June 4, 2025
Debt yield	25.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Delayed Draw Term Loan
Balance at beginning of the period	$99,433	$—	$76,188	$—
Additions - Initial Draw	—	25,653	—	25,653
Additions - January Draw	—	—	17,312	—
Prepayment of the Term Loan	(28,582)	—	(28,582)	—
Change in fair value of Term Loan	(9,146)	240	(3,213)	240
Balance at end of the period	$61,705	$25,893	$61,705	$25,893

SPA Warrant and Contingent Warrants
Balance at beginning of the period	$146,793	$—	$266,630	$—
Additions	—	95,094	—	95,094
Conversion to preferred stock	—	—	(102,185)	—
Change in fair value of warrants	52,191	46,202	34,539	46,202
Balance at end of the period	$198,984	$141,296	$198,984	$141,296

April, May, and December 2023 Warrants
Balance at beginning of the period	$124,766	$24,512	$189,322	$27,406
Additions	—	—	—	—
Exercised warrants	(1,571)	—	(20,339)	—
Change in fair value of warrants	57,898	7,938	12,110	5,044
Balance at end of the period	$181,093	$32,450	$181,093	$32,450

Embedded derivatives
Balance at beginning of the period	$27,462	$3,889	$44,396	$4,423
Extinguishment of the 2021 Convertible Notes embedded derivatives	(87)	—	(87)	—
Change in fair value of derivatives	24,264	1,525	7,330	991
Balance at end of the period	$51,639	$5,414	$51,639	$5,414

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)
The estimated fair value of financial instruments not carried at fair value in the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Level in fair value hierarchy	June 30, 2025		December 31, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	3	$—	$—	$847	$740
Loan commitment assets	3	—	—	21,731	21,051
2021 Convertible Note*	3	—	—	109,838	91,951
2025 Convertible Notes	3	239,251	285,000	—	—
AFG Convertible Notes*	3	75,225	77,613	63,033	65,053
Equipment financing facility	3	1,073	1,036	2,385	2,097
Preferred Stock	3	532,269	575,605	488,696	454,581
DOE Loan Facility	3	68,023	70,708	65,452	67,740
Total		$915,841	$1,009,962	$751,982	$703,213
*Includes the embedded derivative liabilities.
16. Commitments and Contingencies
Minimum Volume Commitment
In June 2022, the Company entered into a long-term supply agreement with a minimum volume commitment with a third party which provides services to process certain raw materials. Any purchase order issued under this supply agreement would have been non-cancellable. To the extent the Company failed to order the guaranteed minimum volume defined in the contract at the end of the term, the Company would have been required to pay the counterparty an amount equal to the shortfall, if any, multiplied by a fee. As part of the negotiations, during the fourth quarter of 2024, the Company paid the counterparty $1,250 as a shortfall penalty and transferred equipment with a net book value of approximately $600. As a result, the Company has been released of any minimum volume commitments as part of the original agreement.
During the second quarter of 2025, the Company entered into a new long-term supply agreement with the third party for the processing of certain raw materials. The new long term-term supply agreement does not include any minimum volume commitments. Purchase Orders that have been accepted by the third party shall not be modified or canceled except upon written agreement of the parties.
Legal Proceedings
Class Action Complaints
On August 1, 2023, a class action lawsuit (the “Houck Complaint”) was filed in the United States District Court of New Jersey by plaintiff William Houck (the “Houck Plaintiff”) against the Company and three individual officers: the Company’s Chief Executive Officer, its former Chief Financial Officer, and its current Chief Financial Officer (with the Company, the “Houck Defendants”). The Houck Complaint alleges that the Houck Defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s contractual relationship with a customer and about the size of the Company’s order backlog and commercial pipeline. On November 8, 2024, the District Court granted the renewed motion to dismiss filed by the Houck Defendants. On March 13, 2025, the District Court entered the Final Judgment and Order of Dismissal. The plaintiff did not appeal the Court’s final judgment and this case is considered closed.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Commitments and Contingencies (cont.)
On November 5, 2024, a shareholder derivative lawsuit (the “Hyung Complaint”) was filed in the United States District Court of the District of New Jersey by plaintiff Jung Jae Hyung (the “Hyung Plaintiff”) against certain defendants including the Company’s current Chief Executive Officer, the Company’s former Chief Financial Officer, and five of the Company’s current Directors and one former Director (the “Hyung Defendants”). The Hyung Complaint alleges that the Hyung Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s contractual relationship with a customer and about the size of the Company’s order backlog and commercial pipeline. As the allegations in this case are similar to those in the dismissed Houck class action lawsuit, on June 10, 2025, the parties filed a joint Stipulation for Voluntary Dismissal and Proposed Order. On July 7, 2025, the Court entered the Final Order of Dismissal and this case is considered closed.
17. Stock-Based Compensation
Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	$5,863	$1,767	$9,345	$4,534
Performance-based restricted stock units	1,264	—	5,356	—
Stock options	—	90	—	264
Total	$7,127	$1,857	$14,701	$4,798
The stock compensation expense has been recorded in cost of goods sold, research and development expenses and selling, general and administrative expenses.
Restricted Stock Units (“RSU”)
As of June 30, 2025, there was $31,355 of unrecognized compensation expense attributable to unvested RSUs, expected to be recognized over a weighted-average remaining vesting period of 2.3 years.
Performance-Based Restricted Stock Units (“PRSU”)
During the third quarter of 2024, the Company granted contingent shares to select key executives that may be earned based on the Company’s total shareholder return (“TSR”) over a two and three-year period following the grant date (“2024 TSR Awards”). During the second quarter of 2025, the Company also granted contingent shares to select key employees that may be earned based on the Company’s TSR over three individual one-year periods and a cumulative three-year period following the grant date (“2025 TSR Awards”).
The payment of TSR awards is based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 200% of the initial grant. TSR awards are paid out in stock at the end of the vesting period based on the Company’s stock performance. The performance is measured by determining the percentile rank of the total shareholder return of the Company’s common stock relative to the TSR of the Russell 2000 index peer group for the performance period following the grant date. This peer group includes the entire Russell 2000 index as it existed at the beginning of the performance period, excluding any companies that were removed from the index during the performance period. The fair value of the TSR awards is estimated using a Monte Carlo simulation in an option pricing framework.
The following summarizes the key assumptions used to estimate the fair value of the TSR awards that were granted, and the resulting weighted average grant date fair value.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

17. Stock-Based Compensation (cont.)

	2025 TSR Awards	2024 TSR Awards
Company share price	$4.54	$1.74
Company volatility	117.2%	115.3%
Company correlation	30.6%	36.1%
Company dividend yield	—%	—%
Weighted average performance term	2.3 years	2.4 years
Weighted average risk-free interest rate	3.7%	4.3%
Peer group average volatility	55.9%	54.3%
Peer group average correlation	47.1%	44.2%
Weighted average grant date fair value	$6.84	$3.19

During the second quarter of 2025, the Company granted shares contingent upon the achievement of certain performance targets for fiscal year 2025 and continued employment through the vesting period.

During the third quarter of 2024, the Company had also granted shares contingent upon the achievement of certain performance milestones related to the Credit Agreement that may be earned over the performance period following the grant date. The Company vested the PRSUs associated with the specific milestones achieved and forfeited the PRSUs associated with the final milestone.
As of June 30, 2025, there was $8,684 of unrecognized compensation expense attributable to unvested PRSUs, expected to be recognized over a weighted-average remaining vesting period of 2.6 years.
18. Income Taxes
Income tax expense was $6 and $8 for the three months ended June 30, 2025 and 2024, and $11 and $33 for the six months ended June 30, 2025 and 2024, respectively, related to taxable earnings from foreign operations. The 2024 expense also includes state margin tax adjustments. The income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes. This is due to fair value adjustments - debt and warrants, derecognition of loan commitment asset, Section 162(m) disallowance, foreign operations and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.
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
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at June 30, 2025 and December 31, 2024 due to cumulative losses. Therefore, the Company has a valuation allowance against its net U.S. deferred tax assets.
As of June 30, 2025 and December 31, 2024, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is currently under examination by the IRS related to tax year 2022. The Company is not under examination by any other taxing jurisdictions and none of the unrecognized tax benefits are expected to reverse within the next 12 months.

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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation, deductions for domestic research and development expenditures and the business interest expense limitation. The Company is currently evaluating OBBBA; however, it is not expected to have a material impact on the Company’s consolidated financial statements.
See Note 11 for impact of the OBBBA on the energy-related tax incentives.
19. Shareholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The preferred stock has a par value of $0.0001. As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 600,000,000 shares of common stock at $0.0001 par value as of June 30, 2025. The holders of the Company’s common stock are entitled to one vote for each share held. At June 30, 2025 and December 31, 2024, there were 256,476,521 and 221,791,205 shares of common stock issued and outstanding, respectively.
Treasury Stock
The Company recorded treasury stock of $0 and $43 for the three months ended June 30, 2025 and 2024 and $488 and $351 for the six months ended June 30, 2025 and 2024, respectively, for shares withheld from employees to cover the payroll tax liability of RSUs vested. The treasury stock was immediately retired.
Public Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company’s common stock in a public offering on May 22, 2020 (the “Public Warrants”). Each Public Warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. There were no Public Warrants exercised during the three and six months ended June 30, 2025 and 2024. During the six months ended June 30, 2025, 50,000 IPO warrants that were issued to various counterparties became public warrants. As of June 30, 2025 and December 31, 2024, there were 7,102,254 and 7,052,254 public warrants outstanding for both periods, respectively.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Shareholders’ Deficit (cont.)
During the three months ended June 30, 2024, the Company sold 9,387,541 shares raising proceeds of $6,882, net of fees paid to Cowen, at an average selling price of $0.76 per share. During the six months ended June 30, 2024 the Company sold 16,627,523 shares raising proceeds of $14,089, net of fees paid to Cowen, at an average selling price of $0.87 per share. No sales were made during the three and six months ended June 30, 2025.
Public Offering
The Company entered into an underwriting agreement on May 29, 2025, with Jefferies LLC and J.P. Morgan Securities LLC as representatives of the several underwriters (collectively, the “Underwriters”) pursuant to which the Company agreed to sell 18,750,000 shares of the Company’s common stock at a public offering price of $4.00 per share. In addition, the Company granted the Underwriters an option, exercisable within 30 days after May 29, 2025, to purchase up to an additional 2,812,500 shares of the Company’s common stock. On May 30, 2025, the Underwriters exercised such option to purchase additional shares in full. The issuance and sale of 21,562,500 shares of the Company’s common stock was completed on June 2, 2025, raising proceeds of $81,075, net of fees paid to Jefferies LLC and J.P. Morgan Securities LLC.
20. Earnings Per Share
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
Since the Company incurred a net loss for the three and six months ended June 30, 2025 and June 30, 2024, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted-average shares for the three and six months ended June 30, 2025 and June 30, 2024. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the three and six months ended June 30, 2025 and June 30, 2024:

	Three and Six Months Ended June 30,
	2025	2024
Stock options, RSUs, PRSUs	20,324,972	8,601,639
Public and private placement warrants	95,111,718	104,687,587
Convertible Notes (if converted)	64,178,460	17,782,644
Series B Preferred Stock	116,311,460	—

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
The Company’s segment information is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue	$14,055	$597	$23,982	$7,097
Service revenue	1,181	301	1,711	402
Total revenue	15,236	898	25,693	7,499
Less:
Cost of goods sold	46,189	14,121	81,185	42,350
Gross profit (loss)	(30,953)	(13,223)	(55,492)	(34,851)
Less:
Research and development	7,201	4,250	14,038	9,450
General and administrative	25,488	11,293	46,483	25,535
Other segment items(a)	159,295	(594)	91,788	5,044
Net income (loss)	$(222,937)	$(28,172)	$(207,801)	$(74,880)
(a) Other segment items include loss from write-down of property, plant and equipment, interest expense, net, change in fair value of debt, change in fair value of warrants, change in fair value of derivatives, (Loss) gain on debt extinguishment and costs related to the credit and securities purchase transaction.

Additional segment financial information is summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Segment assets	$360,995	$248,776	$360,995	$248,776
Depreciation and amortization	$2,935	$1,371	$5,615	$2,568
Interest income	$851	$131	$1,665	$271
Interest expense	$7,490	$8,558	$14,249	$17,816
Capital expenditures	$7,041	$6,249	$11,959	$10,291

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
22. Subsequent Events
On November 26, 2024, the Company entered into a loan agreement with the United States Federal Financing Bank ("FFB") and the United States DOE Loan Programs Office (“LPO”) (“the DOE Loan Facility"). The loan provides for a principal amount of up to $277,497 of borrowings and capitalized interest amount of up to $25,953. On June 12, 2025, the Company delivered to the DOE and the FFB a second advance request, and on July 1, 2025, the FFB funded $22,666 under the DOE Loan Facility (the “second loan advance”).
On July 29, 2025, the Company entered into that certain Fourth Amendment to Credit Agreement, by and among the Company, certain of the Company’s subsidiaries as guarantors thereto and the Lenders, pursuant to which, the measurement period for achieving Sales Milestone 4 (as defined in the Credit Agreement) was extended until October 31, 2025. If the Company fails to meet Sales Milestone 4 on October 31, 2025, then the applicable percentage is subject to a up to a final 1% increase, and as a result Cerberus would be entitled to warrants for shares of common stock or shares of convertible preferred stock equal to 1% of the fully diluted outstanding shares of the Company on the final milestone measurement date (including the securities already issued to Cerberus and securities issued pursuant to the Specified Refinancing Transaction).
On July 29, 2025, the Company entered into a first supplemental indenture dated as of July 28, 2025 to the indenture dated May 25, 2023 with Wilmington Trust, National Association, as trustee, relating to the AFG Convertible Notes (the “First Supplemental Indenture”), to (1) extend the maturity date of the AFG Convertible Notes to September 30, 2034; (2) reduce the interest rate of the AFG Convertible Notes to 7.0%, commencing on June 30, 2026; and (3) amend the optional redemption provision therein to allow for optional redemption pro rata excluding the Affiliated Purchaser. In connection with the First Supplemental Indenture, the Company will (i) exercise its optional redemption of all outstanding AFG Convertible Notes (other than those held by the Affiliated Purchaser), (ii) use commercially reasonable efforts under applicable law to hold a special meeting of stockholders on or prior to October 31, 2025 for the purpose of satisfying the stockholder approval requirement included in the indenture with respect to redemption of the AFG Convertible Notes of the Affiliated Purchaser, and (iii) upon satisfaction of the stockholder approval requirement, exercise the optional redemption right for the Affiliated Purchaser.
On July 29, 2025, the DOE provided a limited consent to the DOE Loan Facility to permit the entry into the First Supplemental Indenture. On July 29, 2025, Cerberus provided a consent and limited waiver to the Credit Agreement, the SPA and the Certificates of Designation of Preferred Stock to permit entry into the First Supplemental Indenture and waiving solely with respect to (a) the redemption of the Notes held by the non-affiliated Purchasers and (b) subject to stockholder approval, if applicable, the redemption of the Notes held by the Affiliated Purchaser certain anti-dilution provisions in the Certificates of Designation of Preferred Stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2025 and 2024 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, including the financial statements and notes thereto.
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
Through June 30, 2025, the Company has received funding under the DOE Loan Facility for an aggregate amount of $68.3 million, at an interest rate of 4.791% for eligible project costs incurred through December 6, 2024. These costs are a portion of Tranche 1 of the DOE Loan Facility. Tranche 1 provides up to $90.9 million for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools, with a projected annual production capacity of approximately 1.25 GWh ("Line 1"). The DOE Loan Facility provides for up to $303.5 million in funding, including capitalized interest. On June 12, 2025, the Company delivered to the DOE and the FFB a second advance request, and on July 1, 2025, the FFB funded $22.7 million under the DOE Loan Facility (the “second loan advance”).
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
The OBBBA also introduces new limitations related to the sourcing of materials from foreign entities of concern (“FEOCs”) starting after December 31, 2025. These provisions restrict eligibility for credits where material assistance is received from such entities. Based on the Company’s current operations and supplier relationships, no material impact is expected from these provisions.
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
•In April 2025, the Company announced it has signed a memorandum of understanding with Frontier Power Ltd. (“Frontier”), a UK-based energy developer, for a 5 GWh energy storage framework agreement. The agreement marks Eos’ entrance into a new international market and supports Frontier’s plans to submit multiple bids utilizing Eos’ Znyth™ battery technology in the first application window of Ofgem’s new long-duration energy storage (LDES) cap and floor scheme.
•In May 2025, the Company announced it has secured an order with Faraday Microgrids to deploy a 3 MW / 15 MWh Eos Z3™ system for a commercial microgrid application on tribal land in California.
•In May 2025, the Company announced an offering of 18,750,000 shares of common stock with an option, exercisable within 30 days after May 29, 2025, to purchase up to an additional 2,812,500 shares of the Company’s common stock at a price to the public of $4.00 per share, made pursuant to the Securities Act of 1933. The Underwriters exercised this option to purchase additional shares in full. The issuance and sale of 21,562,500 shares of the Company’s common stock was completed in June 2025, raising net proceeds of $81.1 million, after deducting underwriting discounts and commissions.
•In June 2025, the Company issued an offering of $225.0 million aggregate principal amount of 6.75% convertible senior notes due 2030 in a private offering. The Company granted initial purchasers an option to purchase, for settlement within a period of thirteen days from the date the 2025 Convertible Notes were first issued, up to an additional $25.0 million principal amounts which were exercised in full.
Results of Operations
Revenue

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$15,236	$898	14,338	1597%	$25,693	$7,499	18,194	243%
The Company generates revenues from the delivery of its BESS and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
For the three months ended June 30, 2025, Revenue increased by $14.3 million or 1,597% from $0.9 million. For the six months ended June 30, 2025, Revenue increased by $18.2 million or 243% from $7.5 million. The increase for the three and six months is due to higher product sales and higher selling price.

Cost of goods sold

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of goods sold	$46,189	$14,121	32,068	227%	$81,185	$42,350	38,835	92%
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
For the three months ended June 30, 2025, Cost of goods sold increased by $32.1 million or 227% from $14.1 million. For the six months ended June 30, 2025, Cost of goods sold increased by $38.8 million or 92% from $42.4 million. The increase for the three and six months ended June 30, 2025 was primarily due to an increase in product sales volume, partially offset by a decrease in unit production cost.
Research and development expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
R&D expenses	$7,201	$4,250	2,951	69%	$14,038	$9,450	4,588	49%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation and amortization of intangible assets.
For the three months ended June 30, 2025, Research and development costs increased by $3.0 million or 69% from $4.3 million. For the six months ended June 30, 2025, Research and development costs increased by $4.6 million or 49% from $9.5 million. The increase for the three and six months was driven by higher payroll, stock based compensation and consulting costs for key growth areas in support of scaling the business.
Selling, general and administrative expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
SG&A expenses	$25,488	$11,293	14,195	126%	$46,483	$25,535	20,948	82%
Selling, general and administrative expenses primarily consist of payroll, personnel cost, outside professional services, facilities, depreciation, travel, marketing and public company costs.
For the three months ended June 30, 2025, Selling, general and administrative expenses increased by $14.2 million or 126% from $11.3 million. For the six months ended June 30, 2025, Selling, general and administrative expenses increased by $20.9 million or 82% from $25.5 million. The increase for the three and six months was primarily driven by payroll and stock based compensation costs relating to expanded headcount in key growth areas in support of scaling the business. The increase in Selling, general, and administrative expenses for the three and six months ended June 30, 2025 includes one-time costs of $3.7 million, which the Company does not expect to incur in future periods.

Loss from write-down of property, plant and equipment

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Loss from write-down of property, plant and equipment	$205	$271	$766	$336
The Company incurred a loss of $0.2 million and $0.3 million from write-down of property, plant and equipment for the three months ended June 30, 2025 and 2024, respectively, and a loss of $0.8 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. The write-downs were mainly due to design changes from the Z3™-Phase 1 to Z3™-Phase 2 production in which the Phase 1 production assets could not be utilized or repurposed for Phase 2 production. Additionally, the loss from write-down of property, plant and equipment contains costs for disposal of miscellaneous equipment and tooling that cannot be repurposed for more automated processes.
Interest expense, net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Interest expense, net	$(2,129)	$(3,515)	$(2,293)	$(7,782)
Interest expense, net includes expenses for accrued interest, amortization of debt issuance costs and debt discounts, partially offset by capitalized interest costs on CIP assets. For the three and six months ended June 30, 2025, Interest expense, net decreased by $1.4 million and $5.5 million, respectively, mainly due to lower interest expense recognized from the Senior Secured Term Loan due to the payoff of the Atlas Credit Facility in 2024.
Interest expense - related party

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
2021 Convertible Note Payable interest and amortization	$(2,671)	$(3,479)	$(6,613)	$(6,895)
AFG Convertible Note interest and amortization	(1,839)	(1,433)	(3,678)	(2,868)
Interest expense, related party	$(4,510)	$(4,912)	$(10,291)	$(9,763)
See Note 13, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion.
Change in fair value of debt - related party
The change in the fair value of debt - related party of $31.6 million and $25.7 million for the three and six months ended June 30, 2025, respectively, relates to the Delayed Draw Term Loan.
The primary factors contributing to the change in fair value were a reduction in the contractual interest rate from 15% to 7% per annum, resulting in contractual interest savings and a decrease in the loan balance due to the prepayment made during the three months ended June 30, 2025.
Change in fair value of warrants
For the three and six months ended June 30, 2025 and 2024, the change in fair value of warrants was composed of the items below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
IPO warrants	$(38)	$(3)	$99	$3
April 2023 warrants	(20,319)	(1,874)	(4,080)	(1,092)
May 2023 warrants	(4,611)	(461)	(886)	(274)
December 2023 warrants	(32,968)	(5,603)	(7,144)	(3,678)
Change in fair value of warrants	$(57,936)	$(7,941)	$(12,011)	$(5,041)

Change in fair value of derivatives - related parties

Gain (Loss)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Change in fair value of embedded derivatives - related parties	$(24,264)	$(1,525)	$(7,330)	$(991)
Change in fair value of warrants - related parties	(52,191)	(46,202)	(34,539)	(46,202)
Change in fair value of derivatives - related parties	$(76,455)	$(47,727)	$(41,869)	$(47,193)

The change in the fair value of embedded derivatives - related parties, was due to our convertible debt (See Note 13, Borrowings) and the change in fair value of warrants - related parties was due to changes in fair value of our SPA Warrant and contingent warrants (See Note 14, Warrants Liability).
(Loss) gain on debt extinguishment

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
(Loss) gain on debt extinguishment	$(49,063)	$68,478	$(49,063)	$68,478
For the three and six months ended June 30, 2025, the Company recognized a loss on debt extinguishment of $49.1 million from the payoff of the 2021 Convertible Notes and prepayment of the Delayed Draw Term Loan.
For the three and six months ended June 30, 2024, the Company recognized a gain on debt extinguishment of $68.5 million from the payoff of the Senior Secured Term Loan.
Other expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Other expense	$(606)	$(3,270)	$(1,166)	$(3,134)
For the three months ended June 30, 2025, Other expense of $0.6 million primarily relates to costs associated with professional fees related to the Cerberus Amendments and extinguishment of the 2021 Convertible Notes. For the six months ended June 30, 2025, Other expense of $1.2 million primarily relates to costs associated with professional fees related to the Cerberus Amendments, extinguishment of the 2021 Convertible Notes and recognition of financing issuance costs from the Credit and Securities Purchase Transaction.
For the three and six months ended June 30, 2024, Other expense of $3.3 million and $3.1 million, respectively, primarily relates to recognition of financing issuance costs from the Credit and Securities Purchase Transaction.

Income tax expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Income tax expense	$6	$8	$11	$33
The Company incurred income tax expense for the three and six months ended June 30, 2025 and 2024, attributable to taxable earnings from the Company’s foreign operations which were insignificant for all periods presented.
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
As disclosed in Note 3, Credit and Securities Purchase Transaction, on June 21, 2024, the Company entered into a financing transaction with CCM Denali Debt Holdings, LP, an affiliate of Cerberus Capital Management LP (herein after referred to as “Cerberus”, “Denali”, “Lender”, “Holder”). As a result of this transaction, Cerberus agreed to provide a $210.5 million secured multi-draw facility to be made in four installments (the “Delayed Draw Term Loan”) as well as a $105.0 million revolving credit facility (“Revolving Facility”), to be made available beginning June 21, 2026, at Cerberus’ sole discretion and only if the Delayed Draw Term Loan is fully funded. As of the date the accompanying Unaudited Condensed Consolidated Financial Statements were issued (the “issuance date”), the Delayed Draw Term Loan was fully funded. As part of the Credit and Securities Purchase Transaction, Cerberus received warrants and preferred stock resulting in a 33% ownership position in the Company as of January 24, 2025, the most recent milestone measurement date.
As disclosed in Note 13, Borrowings, on November 26, 2024, the Company successfully closed on the DOE Loan Facility, which provides the Company with up to $303.5 million in funding, including capitalized interest, subject to the achievement of certain funding conditions. The DOE Loan Facility provides for a multi draw term loan facility under a series of at least two tranches and, if the Company elects, up to four tranches, subject to the achievement of certain conditions. Each tranche corresponds to the production, maintenance and development, and operation of a given production line to be funded using the proceeds of such tranche. The DOE Loan Facility specifies the maximum amount subject to each tranche (Tranche 1: $102.0 million; Tranche 2: $117.3 million; Tranche 3: $71.8 million; and Tranche 4: $12.3 million), and any amounts which are not withdrawn under a specified tranche cannot be allocated to another tranche. On April 16, 2025, the Company amended the DOE Loan Facility in order to clarify the maximum Tranche Commitment principal amounts by excluding capitalized interest (Tranche 1: $90.9 million; Tranche 2: $106.7 million; Tranche 3: $67.5 million; and Tranche 4: $12.3 million). The Amendment does not materially alter rights, obligations, or meaning of the DOE Loan Facility. Through June 30, 2025, the Company had drawn down $68.3 million under Tranche 1. See Note 22, Subsequent Events, for further discussion of Tranche 1 funding.

As disclosed in Note 19, Shareholders’ Deficit, the Company entered into an underwriting agreement on May 29, 2025, with Jefferies LLC and J.P. Morgan Securities LLC as representatives of the several underwriters (collectively, the “Underwriters”) pursuant to which the Company agreed to sell 18,750,000 shares of the Company’s common stock at a public offering price of $4.00 per share. In addition, the Company granted the Underwriters an option, exercisable within 30 days after May 29, 2025, to purchase up to an additional 2,812,500 shares of the Company’s common stock. On May 30, 2025, the Underwriters exercised such option to purchase additional shares in full. The issuance and sale of 21,562,500 shares of the Company’s common stock was completed on June 2, 2025, raising proceeds of $81.1 million, net of fees paid to Jefferies LLC and J.P. Morgan Securities LLC.
As disclosed in Note 13, Borrowings, on June 3, 2025, the Company issued $225 million principal amounts of Convertible Notes due 2030 (herein after referred to as the “2025 Convertible Notes”). The Company granted initial purchasers an option to purchase, for settlement within a period of thirteen days from the date the 2025 Convertible Notes were first issued, up to an additional $25 million principal amounts, which was exercised in full. The 2025 Convertible Notes accrues interest at a rate of 6.75% per annum, payable semi-annually in arrears on June 15 and December 15. The 2025 Convertible Notes will mature on June 15, 2030, subject to earlier conversion, redemption or repurchase.
As of the issuance date, management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the six months ended June 30, 2025, the Company had incurred a net loss of $207.8 million, Adjustments to reconcile net loss to cash used in operations are primarily from non-cash items on the Unaudited Condensed Consolidated Statements of Cash Flows. The non-cash items totaled $106.9 million. During the six months ended June 30, 2025, the Company incurred negative cash flows from operations of $95.0 million and had an accumulated deficit of $1,774.0 million as of June 30, 2025.
•As of June 30, 2025, the Company had $120.2 million of unrestricted cash and cash equivalents available to fund the Company’s operations and working capital of $128.0 million.
•On June 21, 2024, upon closing of the Credit and Securities Purchase Transaction, Cerberus funded the Company $75.0 million of the initial draw, and the Company received $71.3 million net of the 5.0% original issue discount. On August 29, 2024, Cerberus funded the Company $30.0 million (“August Draw”), and the Company received $28.5 million, net of the 5.0% original issue discount. On November 1, 2024, Cerberus funded the Company $65.0 million related to the October 31, 2024 tranche (“October Draw” or “October Tranche”), and the Company received $61.8 million, net of the 5.0% original issue discount. On January 24, 2025, Cerberus funded the Company the final $40.5 million and the Company received $38.5 million, net of the 5.0% original issue discount, related to the January 31, 2025 tranche (“January 2025 Draw”). Subsequent to the January 2025 Draw, the Delayed Draw Term Loan has been fully funded.
•Through June 30, 2025, under the DOE Loan Facility, the Company drew down $68.3 million for the eligible project cost that the Company had incurred through December 6, 2024. These costs are a portion of Tranche 1 of the DOE Loan Facility. Tranche 1 provides up to $90.9 million for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools. In the event the Company does not achieve certain funding milestone conditions and the DOE chooses not to continue funding, the Company would need to seek alternative sources of capital, which may not be available on favorable terms or at all. On June 12, 2025, the Company delivered to the DOE and the FFB a second advance request, and on July 1, 2025, the FFB funded $22.7 million under the DOE Loan Facility (the “second loan advance”). See Note 22, Subsequent Events, for further discussion of Tranche 1 funding.
•The Credit and Securities Purchase Transaction and the DOE Loan Facility contain certain quarterly financial covenants, which include (a) Minimum Liquidity, (b) Minimum Consolidated EBITDA, and (c) Minimum Consolidated Revenue (collectively, the “financial covenants”). As of June 30, 2025, the only financial covenant in effect was Minimum Liquidity. As of June 30, 2025, the Company was in compliance with this covenant and non-financial covenants, and the Company expects to remain in compliance with the Minimum Liquidity covenant over the next twelve months beyond the issuance date. The applicability of the Consolidated Revenue and EBITDA financial covenants were deferred until March 31, 2027.
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
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During the six months ended June 30, 2025, the Company closed on the following capital transactions:
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
•In May 2025, the Company announced an offering of 18,750,000 shares of common stock with an option, exercisable within 30 days after May 29, 2025, to purchase up to an additional 2,812,500 shares of the Company’s common stock at a price to the public of $4.00 per share. The Underwriters exercised this option to purchase additional shares in full. The issuance and sale of 21,562,500 shares of the Company’s common stock was completed in June 2025, raising net proceeds of $81.1 million.
•In June 2025, the Company issued an offering of $225.0 million aggregate principal amount of 6.75% convertible senior notes due 2030 in a private offering. The Company granted initial purchasers an option to purchase, for settlement within a period of thirteen days from the date the 2025 Convertible Notes were first issued, up to an additional $25.0 million principal amounts which were exercised in full. In June 2025, $250.0 million aggregate principal amount of the 2025 Convertible Notes were issued, raising net proceeds of $240.0 million.
Capital Expenditures
The Company expects capital expenditures and working capital requirements to increase as it seeks to execute its growth strategy, total capital expenditures for the six months ended June 30, 2025 and June 30, 2024 were $12.0 million and $10.3 million, respectively. See Note 7, Property, Plant and Equipment for further discussion.
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
The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented.

	Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change
Net cash used in operating activities	$(95,046)	$(66,807)	$(28,239)
Net cash used in investing activities	$(11,959)	$(10,299)	$(1,660)
Net cash provided by financing activities	$186,820	$50,024	$136,796
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.

Net cash used in operating activities was $95.0 million for the six months ended June 30, 2025, adjusted for non-cash items of $106.9 million, primarily related to stock compensation expense, loss on debt extinguishment, and changes in fair value of debt, warrants and derivatives. The net cash inflows from changes in operating assets and liabilities was $5.8 million, primarily driven by an increase in contract liabilities of $13.2 million due to customer cash receipts and increase in accounts payable of $10.2 million, partially offset by an increase in vendor deposits of $5.1 million and increase in grant receivable of $4.3 million.
Net cash used in operating activities was $66.8 million for the six months ended June 30, 2024, primarily driven by a net loss of $74.9 million, adjusted for non-cash items of $9.7 million, primarily related to stock compensation expense, depreciation and amortization, non-cash interest expense, gain on debt extinguishment, changes in fair value of debt, warrants and derivatives. The net cash outflows from changes in operating assets and liabilities was $1.6 million, primarily driven by an increase in contract assets of $4.6 million, decrease in accrued expenses of $2.0 million, increase in accounts receivable of $1.2 million, partially offset by increase in contract liabilities of $2.6 million and decrease in grant receivable of $1.8 million.
Cash flows from investing activities:
Net cash flows used in investing activities for the six months ended June 30, 2025 and June 30, 2024 was $12.0 million and $10.3 million, respectively, for payments made for purchases of property, plant and equipment for the improvement of manufacturing facilities.
Cash flows from financing activities:
Net cash provided by financing activities was $186.8 million for the six months ended June 30, 2025, primarily due to the proceeds received from the public offering of $81.1 million, from the issuance of the 2025 Convertible Notes of $240.0 million, from the Credit and Securities Purchase Transaction of $38.5 million and from the exercise of warrants of $7.8 million. The proceeds were partially offset by payoff of the 2021 Convertible Notes Payable and Delayed Draw Term Loan of $180.9 million, payments on the equipment financing facility of $0.9 million and share repurchases from employees for tax withholding of $0.5 million. Proceeds from the public offering and issuance of the 2025 Convertible Notes were used to repurchase the 2021 Convertible Notes and prepay a portion of the DDTL.
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
Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of June 30, 2025, this is composed of the following:
•Future lease payments, including interest, under non-cancellable operating and financing leases of $3.5 million. The leases expire at various dates prior to 2030.
•Principal and Interest payments related to the following debt obligations (see Note 13, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report):

Future Debt Payments
Delayed Draw Term Loan - due June 2034 (1) (2)	$348,411
AFG Convertible Notes - due June 2026 (1) (3)	32,468
Equipment financing facility - due April 2026	1,147
DOE Loan Facility - due June 2034 (1) (2)	91,470
2025 Convertible Notes - due June 2030	336,114
Total	$809,610
(1) As of June 30, 2025, the Company is obligated to repay future contractual interest payments for these borrowings in-kind.
(2) The DDTL and DOE Loan Facility contain Springing Maturity dates that could make the debt due March 14, 2030.
(3) Subsequent to the balance sheet date, the AFG Convertible Notes agreement was amended to change the maturity date to September 30, 2034. See Note 22, Subsequent Events to our Unaudited Condensed Consolidated Financial Statements for further discussion.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk exposures for the six months ended June 30, 2025, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following is also disclosed in Note 16, Commitments and Contingencies to our Unaudited Condensed Consolidated Financial Statements:
Class Action Complaints
On August 1, 2023, a class action lawsuit (the “Houck Complaint”) was filed in the United States District Court of New Jersey by plaintiff William Houck (the “Houck Plaintiff”) against the Company and three individual officers: the Company’s Chief Executive Officer, its former Chief Financial Officer, and its current Chief Financial Officer (with the Company, the “Houck Defendants”). The Houck Complaint alleges that the Houck Defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s contractual relationship with a customer and about the size of the Company’s order backlog and commercial pipeline. On November 8, 2024, the District Court granted the renewed motion to dismiss filed by the Houck Defendants. On March 13, 2025, the District Court entered the Final Judgment and Order of Dismissal. The plaintiff did not appeal the Court’s final judgment and this case is considered closed.
On November 5, 2024, a shareholder derivative lawsuit (the “Hyung Complaint”) was filed in the United States District Court of the District of New Jersey by plaintiff Jung Jae Hyung (the “Hyung Plaintiff”) against certain defendants including the Company’s current Chief Executive Officer, the Company’s former Chief Financial Officer, and five of the Company’s current Directors and one former Director (the “Hyung Defendants”). The Hyung Complaint alleges that the Hyung Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s contractual relationship with a customer and about the size of the Company’s order backlog and commercial pipeline. As the allegations in this case are similar to those in the dismissed Houck class action lawsuit, on June 10, 2025, the parties filed a joint Stipulation for Voluntary Dismissal and Proposed Order. On July 7, 2025, the Court entered the Final Order of Dismissal and this case is considered closed.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None

Item 5. Other Information
On July 29, 2025, the Company entered into a First Supplemental Indenture dated as of July 28, 2025, providing for certain amendments to the terms of the AFG Convertible Notes, and made certain agreements in connection with the First Supplemental Indenture. See Note 22, Subsequent Events to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion.
On July 29, 2025, the Company entered into that certain Fourth Amendment to Credit Agreement, by and among the Company, certain of the Company’s subsidiaries as guarantors thereto and the Lenders, pursuant to which, the measurement period for achieving Sales Milestone 4 (as defined in the Credit Agreement) was extended until October 31, 2025. If the Company fails to meet Sales Milestone 4 on October 31, 2025, then the Applicable Percentage is subject to up to a final 1% increase, and as a result Cerberus would be entitled to receive Preferred Stock or Warrants equal to 1% of the fully diluted outstanding shares of the Company on the final milestone measurement date. See Note 22, Subsequent Events to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion.
The foregoing description of the First Supplemental Indenture and the Fourth Amendment to Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the First Supplemental Indenture and the Fourth Amendment to Credit Agreement, a copy of which is filed with this report as Exhibits 4.3 and 10.5, respectively, and incorporated herein by reference.

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-Q	File No. 001-39291	3.2	May 14, 2024

3.3	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.1	May 19, 2022

3.4	Series A-1 Preferred Stock Certificate of Designation	Form 8-K	File No. 001-39291	3.1	June 24, 2024

3.5	Series A-2 Preferred Stock Certificate of Designation.	Form 8-K	File No. 001-39291	3.1	August 30, 2024

3.6	Certificate of Designation of Series B-1 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	September 12, 2024

3.7	Certificate of Designation of Series B-2 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.2	September 12, 2024

3.8	Certificate of Designation of Series B-3 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	November 4, 2024

3.9	Certificate of Designation of Series B-4 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	January 27, 2025

4.1	Indenture, dated as of June 3, 2025, between Eos Energy Enterprises, Inc. and Wilmington Trust, National Association, as trustee	Form 8-K	File No. 001-39291	4.1	June 3, 2025

4.2	Form of certificate representing the 6.75% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	Form 8-K	File No. 001-39291	4.2	June 3, 2025

4.3*	First Supplemental Indenture, dated July 28, 2025, between the Company and Wilmington Trust, as trustee

10.1#	Second Amendment to Credit and Guaranty Agreement, dated May 28, 2025, by and among the Company, CCM Denali Debt Holdings, LP and Cerberus US Servicing, LLC	Form 8-K	File No. 001-39291	10.1	May 29, 2025

10.2	Limited Consent to Loan Guarantee Agreement, dated May 28, 2025, by and between the Company and the United States Department of Energy	Form 8-K	File No. 001-39291	10.2	May 29, 2025

10.3	Third Amendment to Credit and Guaranty Agreement, dated May 29, 2025, by and among the Company, CCM Denali Debt Holdings, LP and Cerberus US Servicing, LLC	Form 8-K	File No. 001-39291	10.1	June 2, 2025

10.4	First Amendment to the Second Amended and Restated 2020 Incentive Plan	Form S-8	File No. 333-288331	99.2	June 26, 2025

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date

10.5*#	Fourth Amendment to Credit and Guaranty Agreement, dated July 29, 2025, by and among the Company, CCM Denali Debt Holdings, LP and Cerberus US Servicing, LLC

99.1	Limited Waiver Agreement, dated May 28, 2025, by and between the Company and CCM Denali Equity Holdings, LP	Form 8-K	File No. 001-39291	10.2	May 29, 2025

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

EOS ENERGY ENTERPRISES, INC.

Date: July 30, 2025	By:	/s/ Joseph Mastrangelo
	Name:	Joseph Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: July 30, 2025	By:	/s/ Nathan Kroeker
	Name:	Nathan Kroeker
	Title:	Interim Chief Financial Officer (Principal Financial Officer)