Form 10-Q
period 2025-09-30
Eos Energy Enterprises, Inc.
filed 2025-11-05
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 288,242,532 shares of common stock as of November 3, 2025.

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

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$58,733	$74,292
Restricted cash	36,946	14,070
Loan commitment assets - related party	—	21,731
Accounts receivable, net	4,817	3,038
Inventory	47,554	32,826
Vendor deposits	12,541	17,419
Contract assets, current	11,982	13,096
Prepaid expenses	2,378	938
Grant receivable, net	12,248	2,283
Other current assets	1,536	219
Total current assets	188,735	179,912

Property, plant and equipment, net	86,025	45,660
Intangible assets, net	1,079	240
Goodwill	4,331	4,331
Operating lease right-of-use asset, net	2,311	2,909
Long-term restricted cash	31,120	15,000
Other assets, net	14,609	12,266
Total assets	$328,210	$260,318

LIABILITIES
Current liabilities:
Accounts payable	$51,643	$16,723
Accrued expenses	31,391	22,032
Operating lease liability, current	2,203	1,879
Long-term debt, current	730	2,014
Contract liabilities, current	16,703	22,039
Other current liabilities	683	288
Total current liabilities	103,353	64,975

Long-term liabilities:
Operating lease liability	389	1,628
Long-term debt	330,407	65,823
Notes payable - related party	117,317	249,059
Interest payable - related party	247	—
Contract liabilities, long-term	2,480	4,310
Warrants liability	402,799	189,591
Warrants liability - related party	467,837	266,630
Other liabilities	382	69
Total long-term liabilities	1,321,858	777,110
Total liabilities	1,425,211	842,085

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
COMMITMENTS AND CONTINGENCIES (NOTE 16)

SERIES B PREFERRED STOCK (NOTE 3) - related party	1,223,364	488,696

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 600,000,000 shares authorized, 281,688,395 and 221,791,205 shares outstanding on September 30, 2025 and December 31, 2024, respectively	27	23
Additional paid in capital	162,460	534,726
Accumulated deficit	(2,415,366)	(1,561,716)
Accumulated other comprehensive loss - related party	(67,498)	(43,490)
Accumulated other comprehensive income (loss)	12	(6)
Total shareholders' deficit	(2,320,365)	(1,070,463)
Total liabilities, preferred stock and shareholders' deficit	$328,210	$260,318
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$30,512	$854	$56,205	$8,353
Cost of goods sold	64,437	25,764	145,622	68,114
Gross profit (loss)	(33,925)	(24,910)	(89,417)	(59,761)
Operating expenses
Research and development expenses	6,925	7,428	20,963	16,878
Selling, general and administrative expenses	19,786	17,796	66,269	43,331
Loss from write-down of property, plant and equipment	585	3,192	1,351	3,528
Total operating expenses	27,296	28,416	88,583	63,737
Operating Loss	(61,221)	(53,326)	(178,000)	(123,498)
Other (expense) income
Interest expense, net	(4,846)	(133)	(7,139)	(7,915)
Interest income (expense) - related party	840	(5,291)	(9,451)	(15,054)
Change in fair value of debt - related party	(3,570)	(3,036)	22,112	(3,276)
Change in fair value of warrants	(240,825)	(66,469)	(252,836)	(71,510)
Change in fair value of derivatives - related parties	(327,841)	(213,034)	(369,710)	(260,227)
(Loss) gain on debt extinguishment	(3,589)	—	(52,652)	68,478
Other expense	(337)	(1,593)	(1,503)	(4,727)
Loss before income taxes	$(641,389)	$(342,882)	$(849,179)	$(417,729)
Income tax expense (benefit)	4	(16)	15	17
Net Loss attributable to shareholders	$(641,393)	$(342,866)	$(849,194)	$(417,746)
Remeasurement of Preferred Stock - related party	(691,094)	(41,267)	(632,483)	(64,938)
Down round deemed dividend	—	—	(4,456)	—
Net Loss attributable to common shareholders	$(1,332,487)	$(384,133)	$(1,486,133)	$(482,684)
Other Comprehensive Loss
Change in fair value of debt - credit risk - related party	$(17,784)	$(4,642)	$(24,008)	$(4,642)
Foreign currency translation adjustment	(3)	3	18	(1)
Comprehensive Loss attributable to common shareholders	$(1,350,274)	$(388,772)	$(1,510,123)	$(487,327)

Basic and diluted Loss per share attributable to common shareholders
Basic	$(4.91)	$(1.77)	$(6.06)	$(2.30)
Diluted	$(4.91)	$(1.77)	$(6.06)	$(2.30)

Weighted average shares of common stock
Basic	271,618,045	216,898,374	245,090,793	209,820,480
Diluted	271,618,045	216,898,374	245,090,793	209,820,480
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balances on June 30, 2024	216,491,215	$23	$759,881	$3	$(950,726)	$(190,819)
Stock-based compensation	—	—	6,142	—	—	6,142
Exercise of warrants	289,654	—	463	—	—	463
Release of restricted stock units	913,774	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(416,239)	—	(771)	—	—	(771)
Remeasurement of Preferred Stock - related party	—	—	(41,267)	—	—	(41,267)
Foreign currency translation adjustment	—	—	—	3	—	3
Change in fair value of debt - credit risk - related party	—	—	—	(4,642)	—	(4,642)
Net loss	—	—	—	—	(342,866)	(342,866)
Balances on September 30, 2024	217,278,404	23	724,449	(4,636)	(1,293,592)	(573,756)

Balances on June 30, 2025	256,476,521	$25	$720,680	$(49,699)	$(1,773,973)	$(1,102,967)
Stock-based compensation	—	—	4,768	—	—	4,768
Exercise of warrants	3,991,254	—	25,212	—	—	25,212
Exercise of stock options	325,000	—	439	—	—	439
Release of restricted stock units and performance-based restricted stock units	4,316,810	—	—	—	—	—
Issuance of common stock	16,578,810	2	102,455	—	—	102,457
Remeasurement of Preferred Stock - related party	—	—	(691,094)	—	—	(691,094)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Change in fair value of debt - credit risk - related party	—	—	—	(17,784)	—	(17,784)
Down round deemed dividend	—	—	—		—	—
Net loss	—	—	—	—	(641,393)	(641,393)
Balances on September 30, 2025	281,688,395	$27	$162,460	$(67,486)	$(2,415,366)	$(2,320,365)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balances on December 31, 2023	199,133,827	$21	$765,018	$7	$(875,846)	$(110,800)
Stock-based compensation	—	—	10,940	—	—	10,940
Exercise of warrants	289,654	—	463	—	—	463
Release of restricted stock units	1,941,965	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(714,565)	—	(1,122)	—	—	(1,122)
Issuance of common stock	16,627,523	2	14,087	—	—	14,089
Remeasurement of Preferred Stock - related party	—	—	(64,938)	—	—	(64,938)
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Change in fair value of debt - credit risk - related party	—	—	—	(4,642)	—	(4,642)
Net loss	—	—	—	—	(417,746)	(417,746)
Balances on September 30, 2024	217,278,404	$23	$724,449	$(4,636)	$(1,293,592)	$(573,756)

Balances on December 31, 2024	221,791,205	$23	$534,726	$(43,496)	$(1,561,716)	$(1,070,463)
Stock-based compensation	—	—	18,879	—	—	18,879
Exercise of warrants	8,884,356	1	53,445	—	—	53,446
Exercise of stock options	523,398	—	758	—	—	758
Release of restricted stock units and performance-based restricted stock units	12,430,564	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(82,438)	—	(488)	—	—	(488)
Issuance of common stock	38,141,310	3	183,167	—	—	183,170
Remeasurement of Preferred Stock - related party	—	—	(632,483)	—	—	(632,483)
Foreign currency translation adjustment	—	—	—	18	—	18
Change in fair value of debt - credit risk - related party	—	—	—	(24,008)	—	(24,008)
Down round deemed dividend	—	—	4,456	—	(4,456)	—
Net loss	—	—	—	—	(849,194)	(849,194)
Balances on September 30, 2025	281,688,395	$27	$162,460	$(67,486)	$(2,415,366)	$(2,320,365)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net Loss	$(849,194)	$(417,746)
Adjustment to reconcile net loss to net cash used in operating activities
Stock-based compensation	19,664	10,940
Depreciation and amortization	8,980	5,259
Loss (gain) on debt extinguishment	52,652	(68,478)
Loss from write-down of property, plant and equipment	1,351	3,528
Amortization of right-of-use assets	1,270	974
Non-cash interest expense	4,263	5,117
Non-cash interest expense - related parties	9,204	11,181
Change in fair value of debt - related party	(22,112)	3,276
Change in fair value of warrants	252,836	71,510
Change in fair value of derivatives - related parties	369,710	260,227
Other	(6,133)	4,858
Changes in operating assets and liabilities:
Prepaid expenses	(1,440)	7
Inventory	(6,704)	(8,838)
Accounts receivable	(1,991)	189
Vendor deposits	(4,958)	(449)
Contract assets	(945)	(4,729)
Grant receivable	(9,965)	1,750
Accounts payable	22,166	1,136
Accrued expenses	9,132	1,038
Interest payable - related parties	247	3,097
Operating lease liabilities	(1,587)	(1,117)
Contract liabilities	(7,166)	5,414
Other	(206)	604
Net cash used in operating activities	(160,926)	(111,252)

Cash flows from investing activities
Purchases of intangible assets	(15)	(8)
Investment in internally developed software	(897)	—
Purchases of property, plant and equipment	(28,804)	(20,054)
Net cash used in investing activities	(29,716)	(20,062)

Cash flows from financing activities
Principal payments on finance lease obligations	(39)	(89)
Proceeds from exercise of stock options	758	—
Proceeds from exercise of warrants	14,215	463
Proceeds received from DOE Loan	22,666	—
Proceeds from the issuance of 2025 Convertible Notes, net of discount	240,000	—

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2025	2024
Proceeds received from Credit and Securities Purchase Transaction, net - related party	38,475	98,575
Payment of debt and equity issuance costs	(4,607)	—
Payment of debt issuance costs - related party	—	(12,238)
Payoff of notes payable - related parties	(180,940)	—
Payment of debt extinguishment costs	(781)	—
Return of debt repurchase premium	5,000	—
Payoff of Senior Secured Term Loan	—	(19,946)
Repayment of equipment financing facility	(1,255)	(2,447)
Proceeds from issuance of common stock	81,075	14,089
Repurchase of shares from employees for income tax withholding purposes	(488)	(1,122)
Net cash provided by financing activities	214,079	77,285

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	2

Net increase (decrease) in cash, cash equivalents and restricted cash	23,437	(54,027)
Cash, cash equivalents and restricted cash, beginning of the period	103,362	84,667
Cash, cash equivalents and restricted cash, end of the period	$126,799	$30,640

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$12,441	$3,216
Paid-in kind interest added to principal	5,433	5,783
Accrued and unpaid financing costs	1,910	—
Down round deemed dividend	4,456	—
Remeasurement of preferred stock - related party	632,483	64,938
Fixed assets acquired with finance lease	181	—
Right-of-use operating lease assets in exchange for lease liabilities	672	—
Issuance of common stock from conversion of AFG Notes	102,457	—

Supplemental disclosures
Cash paid for interest	$166	$4,279
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Overview (cont.)
As disclosed in Note 13, Borrowings, on November 26, 2024, the Company successfully closed on the DOE Loan Facility, which provides the Company with up to $303,450 in funding, including capitalized interest, subject to the achievement of certain funding conditions. The DOE Loan Facility provides for a multi draw term loan facility under a series of at least two tranches and, if the Company elects, up to four tranches, subject to the achievement of certain conditions. Each tranche corresponds to the production, maintenance and development, and operation of a given production line to be funded using the proceeds of such tranche. The DOE Loan Facility specifies the maximum amount subject to each tranche (Tranche 1: $101,979; Tranche 2: $117,326; Tranche 3: $71,836; and Tranche 4: $12,309), and any amounts which are not withdrawn under a specified tranche cannot be allocated to another tranche. On April 16, 2025, the Company amended the DOE Loan Facility in order to clarify the maximum Tranche Commitment principal amounts by excluding capitalized interest (Tranche 1: $90,945; Tranche 2: $106,733; Tranche 3: $67,529; and Tranche 4: $12,290). The Amendment does not materially alter rights, obligations, or meaning of the DOE Loan Facility. Through September 30, 2025, the Company had drawn down $90,945 under Tranche 1.
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
As of the issuance date, management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the nine months ended September 30, 2025, the Company had incurred a net loss of $849,194. Adjustments to reconcile net loss to cash used in operations are primarily from non-cash items on the Unaudited Condensed Consolidated Statements of Cash Flows. The non-cash items totaled $691,685. During the nine months ended September 30, 2025, the Company incurred negative cash flows from operations of $160,926 and had an accumulated deficit of $2,415,366 as of September 30, 2025.
•As of September 30, 2025, the Company had $58,733 of unrestricted cash and cash equivalents available to fund the Company’s operations and working capital of $85,382.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1. Overview (cont.)
•As of September 30, 2025, the Company had drawn down $90,945 under the DOE Loan Facility, utilizing the full commitment available for Tranche 1. The initial draw of $68,279 was made to cover eligible project costs incurred through December 6, 2024, followed by a second draw of $22,666 for eligible project costs incurred through June 4, 2025. Tranche 1 provided funding for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools. In the event the Company does not achieve certain funding milestone conditions and the DOE chooses not to continue funding for the remaining tranches, the Company would need to seek alternative sources of capital, which may not be available on favorable terms or at all.
•The Credit and Securities Purchase Transaction and the DOE Loan Facility contain certain quarterly financial covenants which include (a) Minimum Liquidity, (b) Minimum Consolidated EBITDA, and (c) Minimum Consolidated Revenue (collectively, the “financial covenants”). As of September 30, 2025, the only financial covenant in effect was Minimum Liquidity. As of September 30, 2025, the Company was in compliance with this covenant and non-financial covenants, and the Company expects to remain in compliance with the Minimum Liquidity covenant over the next twelve months beyond the issuance date. The applicability of the Consolidated Revenue and EBITDA financial covenants were deferred until March 31, 2027.
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
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments in this update clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326). The amendments in this update introduce a practical expedient aimed at simplifying the estimation of expected credit losses for current accounts receivable and current contract assets. The update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, though early adoption is permitted. The Company is currently assessing the potential impact this amendment could have on its financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Improvements to the Accounting for Internal-Use Software. The amendments in this update clarify and refine the guidance for capitalizing costs related to internal-use software, including development phases and implementation activities. The update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted beginning in fiscal year 2026. The Company is currently assessing its plans for adoption and evaluating the potential impact this amendment could have on its financial statements and related disclosures.

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
On April 30, 2025, the Company entered into that certain First Amendment to the Credit Agreement (“First Credit Agreement Amendment”), with Cerberus US Servicing LLC as Administrative Agent under the Credit Agreement and the lenders party thereto, pursuant to which, the measurement period for achieving Sales Milestone 4 (as defined in the Credit Agreement) was extended until July 31, 2025. On April 30, 2025, the Company and Cerberus mutually agreed that the Company achieved three of the four Fourth Milestone Components (as defined in the Credit Agreement) related to the Company’s materials cost, Z3 technology and automated line. No additional Preferred Stock or Warrants will be issued to Cerberus related to the three Fourth Milestone Components achieved by the Company. If the Company had failed to meet Sales Milestone 4 on July 31, 2025, then the Applicable Percentage would have been subject to up to a final 1% increase, and as a result Cerberus would have been entitled to receive Preferred Stock or Warrants aggregating to a maximum aggregate Applicable Percentage of 34% (as compared to the original maximum adjustment for all four Milestones of up to 49%).
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
On July 29, 2025, the Company entered into that certain Fourth Amendment to Credit Agreement, (the “Fourth Credit Agreement Amendment”), with Cerberus US Servicing LLC as Administrative Agent under the Credit Agreement and the lenders party thereto, pursuant to which the measurement period for achieving Sales Milestone 4 (as defined in the Credit Agreement) was extended until October 31, 2025. If the Company fails to meet Sales Milestone 4 on October 31, 2025, then the applicable percentage is subject to up to a final 1% increase, and as a result Cerberus would be entitled to Preferred Stock or Warrants equal to 1% of the fully diluted outstanding shares of the Company on the final milestone measurement date (including the securities already issued to Cerberus and securities issued pursuant to the Specified Refinancing Transaction). Refer to Note 22, Subsequent Events for further discussion on the final measurement date.
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
Each Series B Preferred Stock has a par value of $0.0001 per share. The table below summarizes the Company’s outstanding Series B Preferred Stock as of September 30, 2025.

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
As of September 30, 2025, all then outstanding shares of Series B Preferred Stock were classified as mezzanine equity on the Unaudited Condensed Consolidated Balance Sheets at its redemption value because it is probable of becoming redeemable. The Company recorded remeasurement of the Series B Preferred Stock, which reduces additional paid-in capital, on the Unaudited Condensed Statements of Shareholders' Deficit.
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
4. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning and extended warranty services. Product revenues, which are generally recognized at a point in time, and service revenues, which are generally recognized over time, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$30,209	$368	$54,191	$7,465
Service revenue	303	486	2,014	$888
Total revenues	$30,512	$854	$56,205	$8,353
For the three months ended September 30, 2025, the Company had one customer who individually accounted for greater than 10% of total revenue. This customer collectively accounted for approximately 82.1% of the total revenue. For the nine months ended September 30, 2025, the Company had three customers who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 73.0% of the total revenue.
For the three months ended September 30, 2024, the Company had two customers who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 87.4% of the total revenue. For the nine months ended September 30, 2024, the Company had two customers who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 90.4% of the total revenue.
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

	September 30, 2025	December 31, 2024
Contract assets	$14,756	$14,059
Contract liabilities	$19,183	$26,349
Contract assets increased by $697, net, during the nine months ended September 30, 2025, due to recognition of revenues for which invoicing has not yet occurred.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Revenue Recognition (cont.)
The following table provides information about changes in Contract liabilities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Contract liabilities, beginning of the period	$39,537	$9,202	$26,349	$6,610
Amounts in beginning balance recognized in revenue	(10,989)	(254)	(22,102)	(794)
Revenue recognized in current period	(20,102)	(1,456)	(31,353)	(2,779)
Advance payments received from customers	10,737	4,532	46,289	8,987
Contract liabilities, end of the period	$19,183	$12,024	$19,183	$12,024
Contract liabilities of $16,703 as of September 30, 2025, are expected to be recognized within the next twelve months and long-term contract liabilities of $2,480 are expected to be recognized as revenue in greater than twelve months. Contract assets of $11,982 as of September 30, 2025, are expected to be recognized within the next twelve months and long-term contract assets of $2,774 are expected to be recognized as accounts receivable in greater than twelve months.
Remaining Performance Obligations
Remaining performance obligations (“RPO”) represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. The Company expects to recognize revenue related to the RPOs as the performance obligations are satisfied in accordance with the Company’s revenue recognition policy, which can be found in Note 2, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, the Company's remaining performance obligations were approximately $77,154. The Company expects to recognize revenue of approximately 76% of the remaining performance obligations over the next twelve months, with the remainder recognized thereafter.
5. Cash, Cash Equivalents and Restricted Cash
Restricted cash - current as of September 30, 2025, consists of accounts related to the DOE Loan Facility for reserves related to warranty claims, debt servicing, the Davis Bacon Act, secured letters of credit, escrow deposits related to U.S. Custom Bonds insurance, escrow deposits related to our credit card program agreements and interest reserve account maintained pursuant to the DOE Limited Consent Agreement equivalent to one year of interest expense of the 2025 Convertible Notes.
Restricted cash - current as of September 30, 2024, consists of escrow deposits related to U.S. Custom Bonds insurance and escrow deposits related to our credit card program agreements.
Long-term restricted cash as of September 30, 2025, relates to, as defined in the Credit Agreement, the Minimum Liquidity covenant. Prior to the first tranche funding, the Minimum Liquidity covenant, as defined in the Credit Agreement and the DOE Loan Facility, the Company shall not permit cash and cash equivalents at any time be less than $15,000. The remainder of Long-term restricted cash relates to an interest reserve account maintained pursuant to the DOE Limited Consent Agreement equivalent to one year of interest expense of the 2025 Convertible Notes. Restricted cash per the DOE Limited consent Agreement shall be reduced by the amounts of any actual interest payments made for the 2025 Convertible Notes, but shall not be less than all interest payments on the 2025 Convertible Notes due within 12 months.
Long-term restricted cash as of September 30, 2024, relates to a minimum liquidity requirement in the Credit Agreement. Prior to the first tranche funding, the Company was required to maintain cash and cash equivalents of no less than $2,500. Following the first tranche funding, this minimum liquidity requirement increased to $5,000.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
5. Cash, Cash Equivalents and Restricted Cash (cont.)

The following table reconciles reported amounts from the Unaudited Condensed Consolidated Balance Sheets to Cash, Cash Equivalents and Restricted Cash reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$58,733	$23,015
Restricted cash - current	36,946	2,625
Long-term restricted cash	31,120	5,000
Total cash, cash equivalents and restricted cash	$126,799	$30,640
6. Inventory
The following table provides information about Inventory balances:

	September 30, 2025	December 31, 2024
Raw materials	$34,377	$25,126
Work-in-process	12,712	6,665
Finished goods	465	1,035
Total Inventory	$47,554	$32,826
7. Property, Plant and Equipment, Net
The following table provides information about Property, plant and equipment, net balances:

	Estimated Useful lives			September 30, 2025	December 31, 2024
Equipment	5	-	10 years	$54,149	$51,874
Finance lease	5		years	560	504
Furniture	5	-	10 years	2,900	2,369
Leasehold improvements	Lesser of useful life/ remaining lease			12,086	9,674
Tooling	2	-	3 years	12,430	9,955
Construction in progress (“CIP”)				38,387	—
Total				120,512	74,376
Less: Accumulated depreciation				(34,487)	(28,716)
Total property, plant and equipment, net				$86,025	$45,660
Depreciation expense related to property, plant and equipment was $3,341 and $2,669 for the three months ended September 30, 2025, and 2024 and $8,907 and $5,193 for the nine months ended September 30, 2025, and 2024, respectively.
The Company recorded a loss from write-down of property, plant and equipment of $585 and $3,192 for the three months ended September 30, 2025, and 2024, and $1,351 and $3,528 for the nine months ended September 30, 2025, and 2024, respectively. The write-downs were mainly due to design changes from the Z3™-Phase 1 to Z3™-Phase 2 production in which the Phase 1 production assets could not be utilized or repurposed for Phase 2 production. Additionally, the loss from write-down of property, plant and equipment contains costs for disposal of miscellaneous equipment and tooling that cannot be repurposed.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
7. Property, Plant and Equipment, Net (cont.)
For the three and nine months ended September 30, 2025, capitalized interest costs recognized were $300 and $657 respectively. At September 30, 2025, CIP consisted of costs related to sub-assembly, bipolar automation and the second automated line. On June 28, 2024, the Company successfully began commercial operations on the first manufacturing line. Accordingly, the assets classified as construction in progress were reclassified to equipment, leasehold improvements, furniture and tooling as of June 28, 2024. Included in construction in progress prior to the reclassification were capitalized interest costs of $1,841 for the nine months ended September 30, 2024. There were no capitalized interest costs recognized for the three months ended September 30, 2024.
8. Intangible Assets
Intangible assets includes various patents valued at $400, which represents the cost to acquire the patents. These patents are determined to have useful lives and are amortized into the results of operations over ten years. The Company recorded amortization expense of $10 for the three months ended September 30, 2025, and 2024 and $30 for the nine months ended September 30, 2025, and 2024, respectively, related to patents.
The Company capitalized $1,084 of costs for internal-use software, including $912 of costs capitalized during the three and nine months ended September 30, 2025. The software has a useful life and is amortized into the results of operations over three years. The Company recorded amortization expense of $15 and $12 for the three months ended September 30, 2025 and 2024 and $44 and $36 for the nine months ended September 30, 2025, and 2024, respectively, related to software.
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
As of December 31, 2024, the Company had notes receivable, net, outstanding of $847, included in Other assets, net and Other current assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. During the second quarter of 2025, the Company recorded a full allowance against the notes receivable, resulting in a zero balance as of September 30, 2025.
As of September 30, 2025 and December 31, 2024, the allowance for expected credit loss related to the notes receivable amounted to $884 and $37, respectively. This allowance is included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Accrued Expenses
Accrued expenses were as follows:

	September 30, 2025	December 31, 2024
Accrued payroll	$9,836	$4,811
Warranty reserve (1)	5,669	5,102
Accrued legal and professional expenses	961	1,709
Provision for contract losses	5,657	4,724
Accrued Interest	5,546	41
Other	3,722	5,645
Total accrued expenses	$31,391	$22,032
(1) Refer to the table below for the warranty reserve activity for the nine months ended September 30, 2025.

The following table summarizes warranty reserve activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warranty reserve - beginning of period	$5,917	$5,054	$5,102	$6,197
Additions for current period deliveries	802	61	1,898	326
Changes in the warranty reserve estimate	—	—	543	(1,150)
Warranty costs incurred	(1,050)	(420)	(1,874)	(678)
Warranty reserve - end of period	$5,669	$4,695	$5,669	$4,695
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
One Big Beautiful Bill Act (“OBBBA”)
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law, introducing several modifications to the energy-related tax incentives originally established under the Inflation Reduction Act. The OBBBA introduces new limitations related to the sourcing of materials from a prohibited foreign entity starting after December 31, 2025. These provisions restrict eligibility for credits where material assistance is received from such entities. Additionally, the OBBBA includes ownership and effective control related provisions concerning 'specified foreign entities' and 'foreign-influenced entities. The Company has evaluated the OBBBA enacted during the quarter and determined there is no impact on the financial statements. The Company is evaluating the future impact of the OBBBA; however, it does not anticipate a material impact from either the material sourcing or ownership-related provisions. The Company will evaluate additional guidance as it becomes available.

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
The Company recognized PTC credits of $5,660 and $170 for three months ended September 30, 2025 and 2024 and $12,020 and $1,837 for the nine months ended September 30, 2025 and 2024, respectively, as a reduction of cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2025, and December 31, 2024, grant receivable related to the PTC in the amount of $12,248 and $2,283, respectively, is recorded in the Unaudited Condensed Consolidated Balance Sheets.
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
AFG Convertible Notes
In January 2023, the Company issued and sold $13,750 of 26.5% Convertible Senior PIK Notes due 2026 (“AFG Convertible Notes”) to Great American Insurance Company, Ardsley Partners Renewable Energy, LP, CCI SPV III, LP, Denman Street LLC, John B. Berding Irrevocable Children’s Trust, John B. Berding and AE Convert, LLC (together, the “Purchasers”). AE Convert LLC, a Delaware limited liability company is managed by Russell Stidolph who is a related party as a director of the Company (the “Affiliated Purchaser”). On July 29, 2025, the Company entered into the First Supplemental Indenture (as defined herein) dated as of July 28, 2025, providing for certain amendments to the terms of the AFG Convertible Notes. Refer to Note 13, Borrowings, for additional information.

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
During the three and nine months ended September 30, 2025, the Company incurred manufacturing costs of $528 and $1,902 and advisory fees of $249 and $2,740, respectively, from four vendors affiliated with Cerberus. As of September 30, 2025, $4,496 of the costs were paid and the remaining $146 of the costs are included in Accounts payable in the Unaudited Condensed Consolidated Balance Sheets. The fees are included in Cost of goods sold, Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss and Intangible assets, net in the Unaudited Condensed Consolidated Balance Sheets.
13. Borrowings

The Company’s debt obligations consist of the following:

		September 30, 2025		December 31, 2024
	Maturity Date	Principal Outstanding	Carrying Value*	Principal Outstanding	Carrying Value*
2021 Convertible Note Payable	June 2026	$—	$—	$122,868	$109,838
Delayed Draw Term Loan	June 2034(1)	190,972	83,058	179,542	76,188
AFG Convertible Notes	September 2034	3,728	34,259	22,353	63,033
Notes payable - related party		194,700	117,317	324,763	249,059
2025 Convertible Notes	June 2030	250,000	239,704	—	—
Equipment financing facility	April 2026	730	730	2,386	2,385
DOE Loan Facility	June 2034(1)	93,596	90,704	68,386	65,452
Total borrowings		539,026	448,455	395,535	316,896
Current portion		730	730	2,014	2,014
Total borrowings, non-current		$538,296	$447,725	$393,521	$314,882
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
Interest expense recognized on the 2025 Convertible Notes is as follows:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Contractual interest expense	$4,313	$5,536
Amortization of debt discount	417	532
Amortization of debt issuance costs	36	46
Total	$4,766	$6,114

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
The carrying value for the 2025 Convertible Notes is as follows:

	September 30, 2025	June 13, 2025	June 11, 2025	June 03, 2025
Principal	$250,000	$250,000	$237,500	$225,000
Unamortized debt discount	(9,468)	(10,000)	(9,500)	(9,000)
Unamortized debt issuance costs	(828)	(874)	(874)	(874)
Aggregate carrying value	$239,704	$239,126	$227,126	$215,126
The Company is obligated to repay all contractual interest attributable to the 2025 Convertible Notes on a semi-annual basis in cash. As of September 30, 2025, $5,536 of interest payable attributable for the 2025 Convertible Notes was included in Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets.
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
Milestones
In the event the Company failed to achieve any milestones on any predetermined tranche date or the one additional milestone measurement date, the Company would not have received the specific tranche unless waived by the Lenders, and would be subject to a penalty represented by an up to 1% increase in the applicable percentage in the form of additional warrants or preferred shares at each missed milestone measurement date. As of the balance sheet date, in the event the Company fails to meet the final component of the last milestone under the Credit Agreement, the equity to be issued to Cerberus would be limited to warrants for shares of common stock or shares of convertible preferred stock equal to 1% of the fully diluted outstanding shares of the Company on the final milestone measurement date. See Note 22, Subsequent Events, for further discussion of the final measurement date.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
The Credit Agreement, as amended, contains the following financial covenants, including (each as defined in the Credit Agreement, as amended):
•Minimum Consolidated EBITDA - not applicable for September 30, 2025.
•Minimum Consolidated Revenue - not applicable for September 30, 2025.
•Minimum Liquidity

As of and for the three months ended September 30, 2025, the Company was in compliance with the Minimum Liquidity financial covenant.
The facilities are subject to certain events of default which can be triggered by, among other things, (i) breach of payment obligations and other obligations and representations in the Credit Agreement or related documents, (ii) default under other debt facilities with a principal above a predetermined amount, (iii) failure to perform or comply with certain covenants in the Credit Agreement, (iv) entry into a decree or order for relief in respect of the Company or any of its subsidiaries in an involuntary case under the Bankruptcy Code of the United States or under any other debtor relief law, (v) any money judgment, writ or warrant of attachment or similar process involving in the aggregate at any time an amount in excess of $2,500, (vi) any order, judgment or decree entered against the Company or the Guarantors decreeing the dissolution or split up of such entity, (vii) the failure of the common stock to be listed on an internationally recognized stock exchange in the United States and (viii) a change of control.
The Company elected the fair value option to account for all draws under the Delayed Draw Term Loan for operational purposes. The financial liability was initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date. The Company also elected the fair value option for the August Draw, October Draw and January Draw. The Initial Draw fair value, the August Draw fair value, the October Draw fair value and the January Draw fair value (collectively the "DDTL"), were $25,653, $12,528, $28,340 and $17,312 respectively, at issuance. As of September 30, 2025, the fair value for the DDTL was $83,058. A loss of $3,570 and a gain of $22,112 was recognized for the three and nine months ended September 30, 2025, and a loss of $3,036 and $3,276 was recognized for the three and nine months ended September 30, 2024, respectively and is included in Change in fair value of debt - related party on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss.
For the three months ended September 30, 2025, the Company recorded a loss of $17,784 in Change in fair value of debt - credit risk - related party. For the nine months ended September 30, 2025, the Company recorded a loss of $24,008 in Change in fair value of debt - credit risk - related party. This included a $40,253 loss attributable to changes in instrument-specific risk, partially offset by a $16,245 gain from reclassifying accumulated other comprehensive income into earnings following the partial extinguishment of the Delayed Draw Term Loan. The Company also recorded a loss of $4,642 attributable to changes in instrument-specific risk for the three and nine months ended September 30, 2024. This is included in Change in fair value of debt - credit risk - related party in Accumulated Other Comprehensive Loss.
The Company did not separately report interest expense attributable to the DDTL because such interest was included in the determination of the fair value of the Note. See Note 15, Fair Value Measurement for the assumptions used to determine the fair value the Delayed Draw Term Loan at issuance and at September 30, 2025.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Maturity - The Maturity Date is defined as the earlier of (i) June 15, 2034, and (ii) the date that all the loans shall become due and payable in full, whether by acceleration or otherwise; provided that, if on any Springing Maturity Date any Convertible Notes remain outstanding, the Maturity Date shall instead be the Springing Maturity. The Springing Maturity Date is defined as the 91st day prior to the date on which any convertible note may be redeemed, repurchased, converted, or exchanged in satisfaction of the obligations (“Convertible Note Maturity”). As of September 30, 2025, the 2025 Convertible Notes and AFG Convertible Notes, remain outstanding and are scheduled to mature on June 15, 2030 and September 30, 2034, respectively. See Note 3, Credit Agreement and Securities Purchase Transaction for additional information on this transaction.
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
Interest expense recognized on the 2021 Convertible Note is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$—	$1,789	$3,072	$5,264
Amortization of debt discount	—	1,713	3,230	4,832
Amortization of debt issuance costs	—	165	311	467
Total	$—	$3,667	$6,613	$10,563

The balances for the 2021 Convertible Note are as follows:

December 31, 2024
Principal	$122,868
Unamortized debt discount	(13,045)
Unamortized debt issuance costs	(1,257)
Embedded conversion feature	1,272
Aggregate carrying value	$109,838

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
Termination of the 2021 Convertible Notes
On June 3, 2025, the Company repurchased the full $122,868 aggregate principal amount, in addition to $3,072 of interest payable outstanding for $131,000 inclusive of a repurchase premium in a privately negotiated transaction. The holder of the 2021 Convertible Notes was contingently required to reimburse the Company for up to $5,000 of the repurchase premium based on the holders overall return on its investment in the Company. On June 13, 2025 the Company received the $5,000 repurchase premium. Neither the holder of the 2021 Convertible Notes, nor the Company have any outstanding contractual obligations. Absent termination, the 2021 Convertible Notes would have matured on June 30, 2026.
The Company accounted for the termination of the 2021 Convertible Notes in accordance with ASC 470-50, Debt- Modifications and Extinguishments. As a result, the Company recognized a loss on debt extinguishment for the 2021 Convertible Notes of $10,688 in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2025.
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
As of September 30, 2025, the Company had drawn down $90,945 under the DOE Loan Facility, utilizing the full commitment available for Tranche 1. The initial draw of $68,279 was made at an interest rate of 4.791%, for eligible project costs incurred through December 6, 2024. The second draw of $22,666 was made at an interest rate of 4.286%, for eligible project costs incurred through June 4, 2025. These costs represent Tranche 1 that provided $90,945 for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools, with a projected annual production capacity of approximately 1.25 GWh ("Line 1"), as defined in the DOE Loan Facility.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Interest expense recognized on the DOE Loan Facility is as follows:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Contractual interest expense	$1,088	$2,723
Amortization of debt issuance costs	417	1,617
Total	$1,505	$4,340

The carrying value for the DOE Loan Facility is as follows:

	September 30, 2025	July 01, 2025	December 31, 2024
Principal (life to date draw-downs)	$90,945	$90,945	$68,279
Capitalized PIK Interest	2,651	1,614	107
Unamortized debt issuance costs	(2,892)	(3,310)	(2,934)
Aggregate carrying value	$90,704	$89,249	$65,452
The DOE Loan Facility bears interest at the applicable U.S. Treasury rate plus a spread equal to 0.375%. The interest is paid in-kind ("Capitalized PIK Interest") on a quarterly basis, in accordance with the terms under the DOE Loan Facility. Therefore, as of September 30, 2025, accrued interest attributable for the DOE Loan Facility was $180. Cash payment of the Capitalized PIK Interest on the DOE Loan Facility commences in 2028.
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
The DOE Loan facility, as amended, contains the following financial covenant, (as defined in the DOE Loan facility) Minimum Liquidity. As of September 30, 2025, the Company was in compliance with the Minimum Liquidity financial covenant.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Maturity - The Maturity Date is defined as the earlier of (i) June 15, 2034, and (ii) the date that all the loans shall become due and payable in full, whether by acceleration or otherwise; provided that, if on any Springing Maturity Date any Convertible Notes remain outstanding, the Maturity Date shall instead be the Springing Maturity. The Springing Maturity Date is defined as the 91st day prior to the Convertible Note Maturity. As of September 30, 2025, the 2025 Convertible Notes and AFG Convertible Notes, remain outstanding and are scheduled to mature on June 15, 2030 and September 30, 2034, respectively.
AFG Convertible Notes - Related Party
On January 18, 2023, the Company entered into the Investment Agreement with the AFG Convertible Notes Purchasers relating to the issuance and sale to the AFG Convertible Notes Purchasers of $13,750 in aggregate principal amount of the Company’s AFG Convertible Notes. The AFG Convertible Notes bear interest at a rate of 26.5% per annum, as amended, to be reduced to 7.0%, commencing on June 30, 2026 (the “Original Maturity Date”), which is entirely paid-in-kind (“PIK Interest”) semi-annually in arrears on June 30 and December 30. It is expected that the AFG Convertible Notes will mature on September 30, 2034, subject to earlier conversion, redemption or repurchase. The AFG Convertible Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share, based on an initial conversion price of approximately $1.67 per share subject to customary anti-dilution and other adjustments. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof.
The Conversion Option includes an exercise contingency, which requires the Company to obtain stockholder approval for conversions subject to the Exchange Cap. If stockholder approval of the issuance of additional shares of Common Stock is not obtained, following commercially reasonable efforts, the Company will be required to settle the conversion in excess of the Exchange Cap in cash. Since settlement in cash may be required in absence of stockholder approval, the embedded conversion feature fails the equity classification guidance in ASC 815 and is thus precluded from being classified in equity. Therefore, the embedded conversion feature is required to be bifurcated from the AFG Convertible Notes and accounted for at fair value at each reporting date, with changes in fair value recognized on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The embedded derivative is presented on the Unaudited Condensed Consolidated Balance Sheets as a component of Notes payable - related party. The fair value of the embedded derivative was $31,040 and $43,124 as of September 30, 2025 and December 31, 2024, respectively.
On July 29, 2025, the Company entered into a first supplemental indenture dated as of July 28, 2025 to the indenture dated May 25, 2023 (the “AFG Indenture”) with Wilmington Trust, National Association, as trustee, relating to the AFG Convertible Notes (the “First Supplemental Indenture”), to (1) extend the maturity date of the AFG Convertible Notes to September 30, 2034; (2) reduce the interest rate of the AFG Convertible Notes to 7.0%, commencing on June 30, 2026; (3) amend the optional redemption provision therein to allow for optional redemption pro rata excluding the Affiliated Purchaser; and (4) amend the meaning of Redemption Price therein to include the optional redemption price payable to the holders that will vary depending on the timing of the redemption relative to the Original Maturity Date of the AFG Convertible Notes. If redeemed on or before the Original Maturity Date, holders receive the capitalized principal plus all interest they would have earned through the Original Maturity Date, including interest on capitalized interest. If redeemed after the Original Maturity Date, holders receive the capitalized principal plus accrued interest up to, but not including, the redemption date. On August 1, 2025 the Company issued a Notice of Redemption of Non-Affiliated Holders for all outstanding AFG Convertible Notes. As such, there was no derivative liability associated with the non-affiliated AFG Convertible Notes at September 30, 2025. Refer to Conversion of AFG Convertible Notes below for further information.
Under ASC 470-50, Debt- Modifications and Extinguishments, the First Supplemental Indenture was accounted for as a substantial modification pertaining to the non-affiliated holders. As a result, the Company recognized a loss on debt extinguishment for the non-affiliated AFG Convertible Notes of $3,589 in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
Interest expense recognized on the AFG Convertible Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$247	$1,308	$3,209	$3,617
Amortization of debt discount	(848)	246	(290)	682
Amortization of issuance costs	(239)	70	(81)	192
Total	$(840)	$1,624	$2,838	$4,491
The balances for the AFG Convertible Notes are as follows:

	September 30, 2025	December 31, 2024
Principal	$3,728	$22,353
Unamortized debt discount	(397)	(1,906)
Unamortized debt issuance costs	(112)	(538)
Embedded conversion feature	31,040	43,124
Aggregate carrying value	$34,259	$63,033
The Company is obligated to repay all contractual interest attributable to the AFG Convertible Notes in-kind on a semi-annual basis, in accordance with the terms of the Investment Agreement. Therefore, as of September 30, 2025 and December 31, 2024, interest payable attributable to the AFG Convertible Notes was $247 and $— respectively. For the nine months ended September 30, 2025 and September 30, 2024, interest that was paid in kind, capitalized and added to the principal amount of the AFG Convertible Note was $2,962 and $2,309, respectively.
Conversion of AFG Convertible Notes
On August 1, 2025, the Company issued a Notice of Redemption of Non-Affiliated Holders for all outstanding AFG Convertible Notes, pursuant to which the Company intended to fully redeem the AFG Convertible Notes (other than those held by the Affiliated Purchaser) on August 18, 2025 for a redemption price equal to the then current capitalized principal amount of the AFG Convertible Notes (other than those held by the Affiliated Purchaser) plus the aggregate amount of all accrued and unpaid or un-capitalized interest payments on the capitalized principal amount of the AFG Convertible Notes (other than those held by the Affiliated Purchaser) that the holders of the AFG Convertible Notes to be redeemed would have been entitled to receive had the AFG Convertible Notes remained outstanding to June 30, 2026. In accordance with the terms of the AFG Indenture and the Notice of Redemption of Non-Affiliated Holders, each of the holders of the AFG Convertible Notes (other than those held by the Affiliated Purchaser) opted to exercise its conversion right to convert all of such holder’s outstanding AFG Convertible Notes into shares of Common Stock at a conversion rate equal to 598.8024 shares of Common Stock per $1,000 capitalized principal amount of AFG Convertible Notes. During the third quarter of 2025, the Company issued 16,578,810 shares of Common Stock in the aggregate to such holders of the AFG Convertible Notes (other than those held by the Affiliated Purchaser).
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
Absent termination, the Senior Secured Term Loan would have matured on the earlier of (i) July 29, 2026 and (ii) 91 days prior to the maturity of certain of the Company’s outstanding convertible notes. The aggregate principal amount of the Senior Secured Term Loan outstanding was $100,000 at the time of termination. All obligations have been satisfied as of September 30, 2025.
The following table summarizes interest expense recognized:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Contractual interest expense	$—	$6,858
Amortization of debt discount	—	224
Amortization of debt issuance costs	—	1,980
Total	$—	$9,062
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Borrowings (cont.)
As of September 30, 2025 and December 31, 2024, total equipment financing carrying value was $730 and $2,385, respectively of which $730 and $2,014 are recorded as a current liability on the Unaudited Condensed Consolidated Balance Sheets, respectively. Interest expense attributable to the equipment financing agreement was $39 and $177 for the three and nine months ended September 30, 2025, respectively. Interest expense attributable to the equipment financing agreement was $148 and $535 for the three and nine months ended September 30, 2024, respectively.
14. Warrants Liability
The amount of warrants outstanding and fair value for all warrants as of September 30, 2025 and December 31, 2024 are as follows:

		September 30, 2025		December 31, 2024
	Exercise Price	Number of Warrants Outstanding	Fair Value	Number of Warrants Outstanding	Fair Value
Warrants liability
IPO warrants	$11.50	224,400	$397	274,400	$269
April 2023 warrants	$3.14	16,000,000	152,320	16,000,000	56,400
May 2023 warrants	$2.50	3,601,980	35,047	3,601,980	13,126
December 2023 warrants	$1.60	20,915,736	215,432	29,799,992	119,796
Total		40,742,116	$403,196	49,676,372	$189,591
Warrants liability - related party
SPA Warrant	$0.01	1	467,837	1	188,857
Contingent warrants(a)	N/A	—	—	—	77,773
Total		1	467,837	1	266,630
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Warrants Liability (cont.)
Warrants liability
The Company issued private placement warrants to B. Riley Financial, Inc. in conjunction with its initial public offering 2020 (“IPO warrants”). During the first quarter of 2025, 50,000 IPO warrants that were issued to various counterparties became public warrants.
In April 2023, the Company issued 16,000,000 shares of common stock and 16,000,000 private placement warrants to purchase shares of common stock. In May 2023, the Company issued another 3,601,980 shares of common stock and 3,601,980 private placement warrants to purchase shares of common stock (the “April 2023 warrants” and “May 2023 warrants”, respectively).
In December 2023, the Company issued in a combined public offering 34,482,759 shares of common stock and 34,482,759 accompanying common warrants to purchase shares of common stock (the "December 2023 warrants"). For the three and nine months ended September 30, 2025, 3,991,154 and 8,884,256 of the December 2023 warrants were exercised, respectively. For the three and nine months ended September 30, 2024, 289,654 of the December 2023 warrants were exercised.
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

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
SPA Warrant (a)	$—	$—	$467,837	$—	$—	$188,857
Contingent warrants (a)	$—	$—	$—	$—	$—	$77,773
IPO, April, May and December 2023 Warrants (b)	$—	$397	$402,799	$—	$269	$189,322
Delayed Draw Term Loan	$—	$—	$83,058	$—	$—	$76,188
Embedded derivatives(c)	$—	$—	$31,040	$—	$—	$44,396
Total liabilities	—	$397	$984,734	$—	$269	$576,536
(a) Included in Warrants liability - Related party on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.
(b) All these instruments are Level 3, except for the IPO warrants (Level 2). These are included in Warrants liability on the Unaudited Condensed Consolidated Balance Sheets.
(c) Included in Notes Payable - Related Party on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

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
The inputs used to determine the fair value of the April 2023 warrants, May 2023 warrants, and the December 2023 warrants are as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)

April 2023 warrants	September 30, 2025	December 31, 2024
Time to expiration	3.04 years	3.79 Years
Common stock price	$11.39	$4.86
Risk-free interest rate	3.6%	4.3%
Volatility	100.0%	90.0%

May 2023 warrants	September 30, 2025	December 31, 2024
Time to expiration	2.79 Years	3.54 Years
Common stock price	$11.39	$4.86
Risk-free interest rate	3.6%	4.3%
Volatility	100.0%	90.0%

December 2023 warrants	September 30, 2025	December 31, 2024
Time to expiration	3.21 Years	3.96 Years
Common stock price	$11.39	$4.86
Risk-free interest rate	3.6%	4.3%
Volatility	100.0%	90.0%
Embedded derivatives
The Company estimated the fair value of the embedded conversion features in the 2021 Convertible Note and the AFG Convertible Notes using a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy. On June 3, 2025, the Company repurchased the full $122,868 aggregate principal amount outstanding for the 2021 Convertible Note in a privately negotiated transaction. As such there was no derivative liability associated with the 2021 Convertible Note at September 30, 2025. On August 1, 2025 the Company issued a Notice of Redemption of Non-Affiliated Holders for all outstanding AFG Convertible Notes. As such, there was no derivative liability associated with the non-affiliated AFG Convertible Notes at September 30, 2025. Refer to Note 13, Borrowings for further information on the conversion of AFG Convertible Notes.
The inputs used to determine the fair value of the embedded derivative liabilities are as follows:

2021 Convertible Note	June 03, 2025	December 31, 2024
Term	1.08 Years	1.50 Years
Dividend yield	—%	—%
Risk-free interest rate	4.1%	4.2%
Volatility	60.0%	65.0%
Common stock price	$3.86	$4.86
Effective debt yield	24.0%	30.0%

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)

AFG Convertible Note	September 30, 2025	July 28, 2025	December 31, 2024
Term	9.00 Years	0.93 Years	1.50 Years
Dividend yield	—%	—%	—%
Risk-free interest rate	4.0%	4.1%	4.2%
Volatility	60.0%	60.0%	65.0%
Common stock price	$11.39	$6.18	$4.86
Effective debt yield	20.9%	23.2%	30.0%
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
The fair value for the SPA warrant is estimated based on its intrinsic value, using the Eos common stock closing price adjusted by a discount for lack of marketability (“DLOM”), less the exercise price of $0.01 for the SPA Warrant. A DLOM was applied considering the SPA Warrants are unregistered.
The fair value of the Contingent Warrants is estimated based on the underlying Eos common stock closing price adjusted by a DLOM using Black-Scholes option pricing model, considering the probability of achieving certain milestones. A DLOM was applied considering the underlying shares of the Contingent Warrants were unregistered.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)
Quantitative information about all significant unobservable inputs used in the fair value measurement for recurring level 3 measurements:

Delayed Draw Term Loan Initial Tranche	June 21, 2024	December 31, 2024	September 30, 2025
Debt yield	47.5%	30.0%	20.8%

Contingent Warrants- all tranches	June 21, 2024	December 31, 2024
Milestones achievement expectations	Very high probability	Very high probability
Volatility	70.0%	65.0%
Discount for lack of marketability (“DLOM”)	10.0%	10.0%

SPA Warrant	June 21, 2024	December 31, 2024	September 30, 2025
Discount for lack of marketability (“DLOM”)	10.0%	10.0%	5.0%

Delayed Draw Term Loan August Draw	August 31, 2024	December 31, 2024	September 30, 2025
Debt yield	42.5%	30.0%	20.8%

Delayed Draw Term Loan October Draw	October 31, 2024	December 31, 2024	September 30, 2025
Debt yield	42.5%	30.0%	20.8%

Delayed Draw Term Loan January Draw	January 24, 2025	September 30, 2025
Debt yield	30.0%	20.8%

Delayed Draw Term Loan Prepayment	June 4, 2025
Debt yield	25.0%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Delayed Draw Term Loan
Balance at beginning of the period	$61,705	$25,893	$76,188	$—
Additions - Initial Draw	—	—	—	25,653
Additions - August Draw	—	12,528	—	12,528
Additions - January Draw	—	—	17,312	—
Prepayment of the Term Loan	—	—	(28,582)	—
Change in fair value of Term Loan	21,353	7,678	18,140	7,918
Balance at end of the period	$83,058	$46,099	$83,058	$46,099

SPA Warrant and Contingent Warrants
Balance at beginning of the period	$198,984	$141,296	$266,630	$—
Additions	—	—	—	95,094
Conversion to preferred stock	—	(74,686)	(102,185)	(74,686)
Change in fair value of warrants	268,853	200,439	303,392	246,641
Balance at end of the period	$467,837	$267,049	$467,837	$267,049

April, May, and December 2023 Warrants
Balance at beginning of the period	$181,093	$32,450	$189,322	$27,406
Additions	—	—	—	—
Exercised warrants	(18,827)	—	(39,166)	—
Change in fair value of warrants	240,533	66,466	252,643	71,510
Balance at end of the period	$402,799	$98,916	$402,799	$98,916

Embedded derivatives
Balance at beginning of the period	$51,639	$5,414	$44,396	$4,423
Extinguishment of the 2021 Convertible Notes embedded derivatives	—	—	(87)	—
Extinguishment of the AFG Convertible Notes embedded derivatives	(79,587)	—	(79,587)	—
Change in fair value of derivatives	58,988	12,595	66,318	13,586
Balance at end of the period	$31,040	$18,009	$31,040	$18,009

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15. Fair Value Measurement (cont.)
The estimated fair value of financial instruments not carried at fair value in the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Level in fair value hierarchy	September 30, 2025		December 31, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Notes receivable	3	$—	$—	$847	$740
Loan commitment assets	3	—	—	21,731	21,051
2021 Convertible Note*	3	—	—	109,838	91,951
2025 Convertible Notes	3	239,704	595,019	—	—
AFG Convertible Notes*	3	34,259	32,613	63,033	65,053
Equipment financing facility	3	730	721	2,385	2,097
Preferred Stock	3	1,223,364	1,279,075	488,696	454,581
DOE Loan Facility	3	90,704	94,443	65,452	67,740
Total		$1,588,761	$2,001,871	$751,982	$703,213
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
Legal Proceedings
As of September 30, 2025, there have been no material developments or changes in the status of legal proceedings.
17. Stock-Based Compensation
Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	$4,134	$2,461	$13,479	$6,995
Performance-based restricted stock units	829	3,681	6,185	3,681
Stock options	—	—	—	264
Total	$4,963	$6,142	$19,664	$10,940

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

17. Stock-Based Compensation (cont.)
The stock compensation expense has been recorded in cost of goods sold, research and development expenses and selling, general and administrative expenses.
Restricted Stock Units (“RSU”)
As of September 30, 2025, there was $28,634 of unrecognized compensation expense attributable to unvested RSUs, expected to be recognized over a weighted-average remaining vesting period of 2.1 years.
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
As of September 30, 2025, there was $6,176 of unrecognized compensation expense attributable to unvested PRSUs, expected to be recognized over a weighted-average remaining vesting period of 2.3 years.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Income Taxes
Income tax expense (benefit) was $4 and $(16) for the three months ended September 30, 2025 and 2024, and $15 and $17 for the nine months ended September 30, 2025 and 2024, respectively, related to taxable earnings from foreign operations. The 2024 expense also includes state margin tax adjustments. The income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes. This is due to fair value adjustments - debt and warrants, derecognition of loan commitment asset, Section 162(m) disallowance, foreign operations and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.
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
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at September 30, 2025 and December 31, 2024 due to cumulative losses. Therefore, the Company has a valuation allowance against its net U.S. deferred tax assets.
As of September 30, 2025 and December 31, 2024, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is currently under examination by the IRS related to tax year 2022. The Company is not under examination by any other taxing jurisdictions and none of the unrecognized tax benefits are expected to reverse within the next 12 months.
The Company files income tax returns in U.S. federal and various state jurisdictions, as well as in Italy and India. The open tax years for federal returns are 2021 and forward and open tax years for state returns are generally 2019 and forward. In addition, net operating losses generated in closed years and utilized in open years are subject to adjustment by the tax authorities.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation, deductions for domestic research and development expenditures and the business interest expense limitation. The Company has evaluated the OBBBA enacted during the quarter and determined there is no impact on the financial statements. The Company is evaluating the future impact of the OBBBA; however, it does not anticipate a material impact.
See Note 11, Government Grants for impact of the OBBBA on the energy-related tax incentives.
19. Shareholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The preferred stock has a par value of $0.0001. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Shareholders’ Deficit (cont.)
Common Stock
The Company is authorized to issue 600,000,000 shares of common stock at $0.0001 par value as of September 30, 2025. The holders of the Company’s common stock are entitled to one vote for each share held. At September 30, 2025 and December 31, 2024, there were 281,688,395 and 221,791,205 shares of common stock issued and outstanding, respectively.
Treasury Stock
The Company recorded treasury stock of $0 and $771 for the three months ended September 30, 2025 and 2024 and $488 and $1,122 for the nine months ended September 30, 2025 and 2024, respectively, for shares withheld from employees to cover the payroll tax liability of RSUs vested. The treasury stock was immediately retired.
Public Warrants
The Company sold warrants to purchase 9,075,000 shares of the Company’s common stock in a public offering on May 22, 2020 (the “Public Warrants”). Each Public Warrant entitles the holder to purchase a share of common stock at a price of $11.50 per share. For the three and nine months ended September 30, 2025, 100 of the Public Warrants were exercised. For the three and nine months ended September 30, 2024 no Public Warrants were exercised. During the nine months ended September 30, 2025, 50,000 IPO warrants that were issued to various counterparties became public warrants. As of September 30, 2025 and December 31, 2024, there were 7,102,154 and 7,052,254 public warrants outstanding for both periods, respectively.
At-the-Market Offering Program
The Company has a sales agreement with Cowen and Company, LLC (“Cowen”), with respect to an at-the-market offering (“ATM”) program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $200,000 through Cowen as its sales agent and/or principal.
During the three months ended September 30, 2024, no sales were made. During the nine months ended September 30, 2024 the Company sold 16,627,523 shares raising proceeds of $14,089, net of fees paid to Cowen, at an average selling price of $0.87 per share. No sales were made during the three and nine months ended September 30, 2025.
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
AFG Convertible Notes

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Shareholders’ Deficit (cont.)
During the quarter ended September 30, 2025 , the Company issued a Notice of Redemption of Non-Affiliated Holders for all outstanding AFG Convertible Notes, pursuant to which the Company intended to fully redeem the AFG Convertible Notes (other than those held by the Affiliated Purchaser) on August 18, 2025 for a redemption price equal to the then current capitalized principal amount of the AFG Convertible Notes (other than those held by the Affiliated Purchaser) plus the aggregate amount of all accrued and unpaid or un-capitalized interest payments on the capitalized principal amount of the AFG Convertible Notes (other than those held by the Affiliated Purchaser) that the holders of the AFG Convertible Notes to be redeemed would have been entitled to receive had the AFG Convertible Notes remained outstanding to June 30, 2026. In accordance with the terms of the AFG Indenture and the Notice of Redemption of Non-Affiliated Holders, each of the holders of the AFG Convertible Notes (other than those held by the Affiliated Purchaser) opted to exercise its conversion right to convert all of such holder’s outstanding AFG Convertible Notes into shares of Common Stock at a conversion rate equal to 598.8024 shares of Common Stock per $1,000 capitalized principal amount of AFG Convertible Notes. During the third quarter of 2025, the Company issued 16,578,810 shares of Common Stock in the aggregate to such holders of the AFG Convertible Notes (other than those held by the Affiliated Purchaser).
20. Earnings Per Share
Generally, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The SPA Warrant, Series B Preferred Stock, 2023 Warrants, and 2025 Convertible Notes are participating securities that do not have the obligation to share in the losses of the Company. Therefore, the more dilutive of the “if-converted” and “two-class” method must be applied when calculating EPS for the common shares.
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
Since the Company incurred a net loss for the three and nine months ended September 30, 2025 and September 30, 2024, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted-average shares for the three and nine months ended September 30, 2025 and September 30, 2024. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three and Nine Months Ended September 30,
	2025	2024
Stock options, RSUs, PRSUs	15,920,169	26,966,240
Public and private placement warrants	91,120,464	104,397,933
Convertible Notes (if converted)	57,603,462	17,782,644
Series B Preferred Stock	116,311,460	60,746,526

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
The Company’s segment information is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$30,209	$368	$54,191	$7,465
Service revenue	303	486	2,014	888
Total revenue	30,512	854	56,205	8,353
Less:
Cost of goods sold	64,437	25,764	145,622	68,114
Gross profit (loss)	(33,925)	(24,910)	(89,417)	(59,761)
Less:
Research and development	6,925	7,428	20,963	16,878
General and administrative	19,786	17,796	66,269	43,331
Other segment items(a)	580,757	292,732	672,545	297,776
Net income (loss)	$(641,393)	$(342,866)	$(849,194)	$(417,746)
(a) Other segment items include loss from write-down of property, plant and equipment, interest expense, net, change in fair value of debt, change in fair value of warrants, change in fair value of derivatives, (Loss) gain on debt extinguishment and costs related to the credit and securities purchase transaction.

Additional segment financial information is summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Segment assets	$328,210	$216,841	$328,210	$216,841
Depreciation and amortization	$3,365	$2,691	$8,980	$5,259
Interest income	$1,161	$12	$2,826	$282
Interest expense	$5,167	$5,436	$19,416	$23,251
Capital expenditures(b)	$17,757	$9,763	$29,716	$20,062
(b) Includes Intangible assets.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
22. Subsequent Events
At the Special Meeting of Stockholders of the Company, held on October 16, 2025, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rules, including, but not limited to, Rule 5635, the Company’s issuance of shares of the Company’s common stock to the Affiliated Purchaser upon redemption or conversion of the AFG Convertible Notes pursuant to the AFG Indenture as supplemented by the First Supplemental Indenture. As a result, on October 24, 2025 the Company issued a notice of redemption to the Affiliated Purchaser for all outstanding AFG Convertible Notes held by the Affiliated Purchaser, pursuant to which the Company intended to fully redeem the remaining AFG Convertible Notes on November 10, 2025 for a redemption price equal to the then current capitalized principal amount of the AFG Convertible Notes plus the aggregate amount of all accrued and unpaid or un-capitalized interest payments on the capitalized principal amount of the AFG Convertible Notes that the Affiliated Purchaser would have been entitled to receive had the AFG Convertible Notes remained outstanding at June 30, 2026. In accordance with the terms of the AFG Indenture and the notice of redemption, on October 28, 2025, the Affiliated Purchaser opted to exercise its conversion right to convert all of its outstanding AFG Convertible Notes into shares of Common Stock at a conversion rate equal to 598.8024 shares of Common Stock per $1,000 capitalized principal amount of AFG Convertible Notes. On November 4, 2025, the Company issued 2,863,291 shares of Common Stock to the Affiliated Purchaser.
On October 20, 2025, the Company entered into a non-cancelable lease agreement for approximately 41,000 rentable square feet of office space located in Pittsburgh, Pennsylvania. The lease term is 12.0 years with total minimum lease payments of approximately $16.4 million.
On October 20, 2025, the Company entered into a non-cancelable lease agreement for approximately 432,000 rentable square feet of manufacturing space in Marshall Township, Pennsylvania. The lease term is 10.5 years with total minimum lease payments of approximately $42.4 million.

On October 31, 2025, the Company issued a press release announcing, among other matters, the satisfaction of its final performance milestones comprising of Sales Milestone 4 for the Fourth Milestone Test Date, as defined under the Credit Agreement, pursuant to the terms thereof. No additional preferred stock or warrants will be issued to Cerberus at this time.

,MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2025 and 2024 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, including the financial statements and notes thereto.
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
Through September 30, 2025, the Company has received funding under the DOE Loan Facility for an aggregate amount of $90.9 million. The initial draw of $68.3 million was made at an interest rate of 4.791%, for eligible project costs incurred through December 6, 2024. The second draw of $22.7 million was made at an interest rate of 4.286%, for eligible project costs incurred through June 4, 2025. These costs are a portion of Tranche 1 of the DOE Loan Facility. Tranche 1 provides up to $90.9 million for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools, with a projected annual production capacity of approximately 1.25 GWh ("Line 1"). The DOE Loan Facility provides for up to $303.5 million in funding, including capitalized interest. On June 12, 2025, the Company delivered to the DOE and the FFB a second advance request, and on July 1, 2025, the FFB funded $22.7 million under the DOE Loan Facility (the “second loan advance”).
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
The OBBBA also introduces new limitations related to the sourcing of materials from foreign entities of concern (“FEOCs”) starting after December 31, 2025. These provisions restrict eligibility for credits where material assistance is received from such entities. The Company is evaluating the future impact of the OBBBA; however, it does not anticipate a material impact from either the material sourcing or ownership-related provisions. The Company will evaluate additional guidance as it becomes available.
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
•In July 2025, the Company received its second loan advance from the DOE Loan Programs Office in the amount of $22.7 million under the DOE loan facility. The Company has fully drawn the maximum allowable amount under the first tranche of $90.9 million in connection with the completion of its first state-of-the-art manufacturing line.
•In August 2025, the Company appointed industry veteran John Mahaz as Chief Operating Officer to lead the Company’s operations, supply chain and manufacturing strategy as the Company enters a critical phase of commercial scale-up.
•In September 2025, the Company announced the launch of its new proprietary battery management system, software, controls and analytics platform, DawnOS, designed to revolutionize the way energy storage systems are managed, optimized and integrated into the grid. Fully designed, engineered, and developed in the United States, DawnOS represents a new standard in American-made battery energy storage software – with technical excellence and national security designed into the platform.

Results of Operations
Revenue

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$30,512	$854	29,658	3473%	$56,205	$8,353	47,852	573%
The Company generates revenues from the delivery of its BESS and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
For the three months ended September 30, 2025, Revenue increased by $29.7 million or 3,473% from $0.9 million. For the nine months ended September 30, 2025, Revenue increased by $47.9 million or 573% from $8.4 million. The increase for the three and nine months was due to higher product sales and higher selling price.
Cost of goods sold

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of goods sold	$64,437	$25,764	38,673	150%	$145,622	$68,114	77,508	114%
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
For the three months ended September 30, 2025, Cost of goods sold increased by $38.7 million or 150% from $25.8 million. For the nine months ended September 30, 2025, Cost of goods sold increased by $77.5 million or 114% from $68.1 million. The increase for the three and nine months ended September 30, 2025 was primarily due to an increase in product sales volume, partially offset by a decrease in unit production cost.
Research and development expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
R&D expenses	$6,925	$7,428	(503)	(7)%	$20,963	$16,878	4,085	24%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation and amortization of intangible assets.
For the three months ended September 30, 2025, Research and development costs decreased by $0.5 million or 7% from $7.4 million. For the nine months ended September 30, 2025, Research and development costs increased by $4.1 million or 24% from $16.9 million. The decrease for the three months was driven by a reduction in materials and supplies costs. The increase for the nine months was driven by higher payroll, stock based compensation and consulting costs for key growth areas in support of scaling the business, partially offset by a reduction in materials and supplies costs.

Selling, general and administrative expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
SG&A expenses	$19,786	$17,796	1,990	11%	$66,269	$43,331	22,938	53%
Selling, general and administrative expenses primarily consist of payroll, personnel cost, outside professional services, facilities, depreciation, travel, marketing and public company costs.
For the three months ended September 30, 2025, Selling, general and administrative expenses increased by $2.0 million or 11% from $17.8 million. For the nine months ended September 30, 2025, Selling, general and administrative expenses increased by $22.9 million or 53% from $43.3 million. The increase for the three and nine months was primarily driven by payroll and stock based compensation costs relating to expanded headcount in key growth areas in support of scaling the business. The increase in Selling, general and administrative expenses for the three and nine months ended September 30, 2025 includes one-time costs of $0.2 million and $3.9 million, respectively, which the Company does not expect to incur in future periods.
Loss from write-down of property, plant and equipment

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Loss from write-down of property, plant and equipment	$585	$3,192	$1,351	$3,528
The Company incurred a loss of $0.6 million and $3.2 million from write-down of property, plant and equipment for the three months ended September 30, 2025 and 2024, respectively, and a loss of $1.4 million and $3.5 million for the nine months ended September 30, 2025 and 2024, respectively. The write-downs were mainly due to design changes from the Z3™-Phase 1 to Z3™-Phase 2 production in which the Phase 1 production assets could not be utilized or repurposed for Phase 2 production. Additionally, the loss from write-down of property, plant and equipment contains costs for disposal of miscellaneous equipment and tooling that cannot be repurposed for more automated processes.
Interest expense, net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Interest expense, net	$(4,846)	$(133)	$(7,139)	$(7,915)
Interest expense, net includes expenses for accrued interest, amortization of debt issuance costs and debt discounts, partially offset by capitalized interest costs on CIP assets. For the three months ended September 30, 2025, Interest expense, net increased by $4.7 million primarily due to interest expense relating to the 2025 Convertible Notes. For the nine months ended September 30, 2025, Interest expense, net decreased by $0.8 million, mainly due to lower interest expense recognized from the Senior Secured Term Loan due to the payoff of the Atlas Credit Facility in 2024, offset by interest expense relating to the 2025 Convertible Notes.
Interest expense - related party

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
2021 Convertible Note Payable interest and amortization	$—	$(3,667)	$(6,613)	$(10,563)
AFG Convertible Note interest and amortization	840	(1,624)	(2,838)	(4,491)
Interest expense, related party	$840	$(5,291)	$(9,451)	$(15,054)
See Note 13, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion.

Change in fair value of debt - related party

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Change in fair value of debt - related party	$(3,570)	$(3,036)	$22,112	$(3,276)

For the three months ended September 30, 2025, the Change in fair value of debt - related party decreased by $0.5 million, primarily due to the passage of time. For the nine months ended September 30, 2025, the Change in fair value of debt - related party increased by $25.4 million. The increase was primarily due to a decrease in the loan principal balance partially offset by the reduction in the contractual interest rate from 15% to 7% per annum of the Delayed Draw Term Loan.

Change in fair value of warrants
For the three and nine months ended September 30, 2025 and 2024, the change in fair value of warrants was composed of the items below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
IPO warrants	$(292)	$(2)	$(193)	$1
April 2023 warrants	(91,840)	(16,810)	(95,921)	(17,902)
May 2023 warrants	(21,036)	(4,099)	(21,921)	(4,373)
December 2023 warrants	(127,657)	(45,557)	(134,801)	(49,235)
Change in fair value of warrants	$(240,825)	$(66,469)	$(252,836)	$(71,510)

Change in fair value of derivatives - related parties

Gain (Loss)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Change in fair value of embedded derivatives - related parties	$(58,988)	$(12,595)	$(66,318)	$(13,586)
Change in fair value of warrants - related parties	(268,853)	(200,439)	(303,392)	(246,641)
Change in fair value of derivatives - related parties	$(327,841)	$(213,034)	$(369,710)	$(260,227)

The change in the fair value of embedded derivatives - related parties, was due to our convertible debt (See Note 13, Borrowings) and the change in fair value of warrants - related parties was due to changes in fair value of our SPA Warrant and contingent warrants (See Note 14, Warrants Liability).
(Loss) gain on debt extinguishment

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
(Loss) gain on debt extinguishment	$(3,589)	$—	$(52,652)	$68,478
For the three months ended September 30, 2025, the Company recognized a loss on debt extinguishment of $3.6 million from the modification of the non-affiliate portion of the AFG Convertible Notes. For the nine months ended September 30, 2025, the Company recognized a loss on debt extinguishment of $52.7 million from the payoff of the 2021 Convertible Notes, prepayment of the Delayed Draw Term Loan and modification of the non-affiliate portion of the AFG Convertible Notes.
For the nine months ended September 30, 2024, the Company recognized a gain on debt extinguishment of $68.5 million from the payoff of the Senior Secured Term Loan.

Other expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Other expense	$(337)	$(1,593)	$(1,503)	$(4,727)
For the three months ended September 30, 2025, Other expense of $0.3 million primarily relates to costs associated with professional fees related to the amendment of the AFG Convertible Notes. For the nine months ended September 30, 2025, Other expense of $1.5 million primarily relates to costs associated with professional fees related to the Cerberus Amendments, extinguishment of the 2021 Convertible Notes, recognition of financing issuance costs from the Credit and Securities Purchase Transaction and professional fees associated with the amendment of the AFG Convertible Notes.
For the three and nine months ended September 30, 2024, Other expense of $1.6 million and $4.7 million, respectively, primarily relates to recognition of financing issuance costs from the Credit and Securities Purchase Transaction.
Income tax expense (benefit)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Income tax expense (benefit)	$4	$(16)	$15	$17
The Company incurred income tax expense for the three and nine months ended September 30, 2025 and 2024, attributable to taxable earnings from the Company’s foreign operations which were insignificant for all periods presented.
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

As disclosed in Note 13, Borrowings, on November 26, 2024, the Company successfully closed on the DOE Loan Facility, which provides the Company with up to $303.5 million in funding, including capitalized interest, subject to the achievement of certain funding conditions. The DOE Loan Facility provides for a multi draw term loan facility under a series of at least two tranches and, if the Company elects, up to four tranches, subject to the achievement of certain conditions. Each tranche corresponds to the production, maintenance and development, and operation of a given production line to be funded using the proceeds of such tranche. The DOE Loan Facility specifies the maximum amount subject to each tranche (Tranche 1: $102.0 million; Tranche 2: $117.3 million; Tranche 3: $71.8 million; and Tranche 4: $12.3 million), and any amounts which are not withdrawn under a specified tranche cannot be allocated to another tranche. On April 16, 2025, the Company amended the DOE Loan Facility in order to clarify the maximum Tranche Commitment principal amounts by excluding capitalized interest (Tranche 1: $90.9 million; Tranche 2: $106.7 million; Tranche 3: $67.5 million; and Tranche 4: $12.3 million). The Amendment does not materially alter rights, obligations, or meaning of the DOE Loan Facility. Through September 30, 2025, the Company had drawn down $90.9 million under Tranche 1.
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
As of the issuance date, management evaluated the significance of the following negative financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:
•Since its inception, the Company has incurred significant losses and negative cash from operations in order to fund its development. During the nine months ended September 30, 2025, the Company had incurred a net loss of $849.2 million, Adjustments to reconcile net loss to cash used in operations are primarily from non-cash items on the Unaudited Condensed Consolidated Statements of Cash Flows. The non-cash items totaled $691.7 million. During the nine months ended September 30, 2025, the Company incurred negative cash flows from operations of $160.9 million and had an accumulated deficit of $2,415.4 million as of September 30, 2025.
•As of September 30, 2025, the Company had $58.7 million of unrestricted cash and cash equivalents available to fund the Company’s operations and working capital of $85.4 million.
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
•As of September 30, 2025, the Company had drawn down $90.9 million under the DOE Loan Facility, utilizing the full commitment available for Tranche 1. The initial draw of $68.3 million was made to cover eligible project costs incurred through December 6, 2024, followed by a second draw of $22.7 million for eligible project costs incurred through June 4, 2025. Tranche 1 provided funding for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools. In the event the Company does not achieve certain funding milestone conditions and the DOE chooses not to continue funding for the remaining tranches, the Company would need to seek alternative sources of capital, which may not be available on favorable terms or at all.

•The Credit and Securities Purchase Transaction and the DOE Loan Facility contain certain quarterly financial covenants, which include (a) Minimum Liquidity, (b) Minimum Consolidated EBITDA, and (c) Minimum Consolidated Revenue (collectively, the “financial covenants”). As of September 30, 2025, the only financial covenant in effect was Minimum Liquidity. As of September 30, 2025, the Company was in compliance with this covenant and non-financial covenants, and the Company expects to remain in compliance with the Minimum Liquidity covenant over the next twelve months beyond the issuance date. The applicability of the Consolidated Revenue and EBITDA financial covenants were deferred until March 31, 2027.
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
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During the nine months ended September 30, 2025, the Company closed on the following capital transactions:
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
Capital Expenditures
The Company expects capital expenditures and working capital requirements to increase as it seeks to execute its growth strategy, total capital expenditures for the nine months ended September 30, 2025 and September 30, 2024 were $29.7 million and $20.1 million, respectively. See Note 7, Property, Plant and Equipment and Note 8, Intangible Assets for further discussion.

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
The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented.

	Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change
Net cash used in operating activities	$(160,926)	$(111,252)	$(49,674)
Net cash used in investing activities	$(29,716)	$(20,062)	$(9,654)
Net cash provided by financing activities	$214,079	$77,285	$136,794
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.
Net cash used in operating activities was $160.9 million for the nine months ended September 30, 2025, adjusted for non-cash items of $691.7 million, primarily related to stock compensation expense, loss on debt extinguishment, and changes in fair value of debt, warrants and derivatives. The net cash outflows from changes in operating assets and liabilities was $3.4 million, primarily driven by an increase in grant receivable of $10.0 million, decrease in contract liabilities of $7.2 million, increase in inventory of $6.7 million and increase in vendor deposits of $5.0 million, partially offset by increase in accounts payable of $22.2 million.
Net cash used in operating activities was $111.3 million for the nine months ended September 30, 2024, primarily driven by a net loss of $417.7 million, adjusted for non-cash items of $308.4 million, primarily related to stock compensation expense, depreciation and amortization, non-cash interest expense, gain on debt extinguishment, changes in fair value of debt, warrants and derivatives. The net cash outflows from changes in operating assets and liabilities was $1.9 million, primarily driven by an increase in inventory of $8.8 million and an increase in contract assets of $4.7 million, partially offset by an increase in contract liabilities of $5.4 million and an increase in interest payable - related party of $3.1 million.
Cash flows from investing activities:
Net cash flows used in investing activities for the nine months ended September 30, 2025 was $29.7 million, primarily related to $28.8 million of payments made for purchases of property, plant and equipment for the improvement of manufacturing facilities and $0.9 million of investment made for internally developed software.
Net cash flows used in investing activities for the nine months ended September 30, 2024 was $20.1 million for payments made for purchases of property, plant and equipment.
Cash flows from financing activities:
Net cash provided by financing activities was $214.1 million for the nine months ended September 30, 2025, primarily due to the proceeds received from the following transactions: issuance of 2025 Convertible Notes of $240.0 million, public offering of $81.1 million, Credit and Securities Purchase Transaction of $38.5 million, DOE Loan of $22.7 million, and exercise of warrants of $14.2 million. The proceeds were partially offset by payoff of the 2021 Convertible Notes Payable and Delayed Draw Term Loan of $180.9 million, debt and equity issuance costs of $4.6 million, and payments on the equipment financing facility of $1.3 million. Proceeds from the public offering and issuance of the 2025 Convertible Notes were used to repurchase the 2021 Convertible Notes and prepay a portion of the DDTL.
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

Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of September 30, 2025, this is composed of the following:
•Future lease payments, including interest, under non-cancellable operating and financing leases of $3.2 million. The leases expire at various dates prior to 2030.
•Principal and Interest payments related to the following debt obligations (see Note 13, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report):

Future Debt Payments
Delayed Draw Term Loan - due June 2034 (1) (2)	$348,441
AFG Convertible Notes - due September 2034	8,436
Equipment financing facility - due April 2026	765
DOE Loan Facility - due June 2034 (1) (2)	120,284
2025 Convertible Notes - due June 2030	336,114
Total	$814,040
(1) As of September 30, 2025, the Company is obligated to repay future contractual interest payments for these borrowings in-kind.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk exposures for the nine months ended September 30, 2025, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2025, there have been no material developments or changes in the status of legal proceedings.
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
During the three months ended September 30, 2025, the following Section 16 officers adopted new Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K):
•Joseph Mastrangelo, Chief Executive Officer and Director: Adopted a new Rule 10b5-1 trading plan on September 11, 2025.
•Nathan Kroeker, Chief Commercial Officer and Interim Chief Financial Officer: Adopted a new Rule 10b5-1 trading plan on September 15, 2025.
•Michael Silberman, Chief Legal Officer and Corporate Secretary: Adopted a new Rule 10b5-1 trading plan on September 15, 2025.
•Sumeet Puri, Chief Accounting Officer: Adopted a new Rule 10b5-1 trading plan on September 12, 2025.
The Rule 10b5-1 trading arrangements described above terminate on September 30, 2026 and provide for the sale of a predetermined percentage of each Section 16 officer’s restricted stock unit award vesting, sufficient to cover the tax liability for each such Section 16 officer.
In addition, during the three months ended September 30, 2025, the following Section 16 officers terminated previously existing Rule 10b5-1 trading arrangements:
•Nathan Kroeker, Chief Commercial Officer and Interim Chief Financial Officer: Terminated a prior Rule 10b5-1 trading plan on September 15, 2025.
•Michael Silberman, Chief Legal Officer and Corporate Secretary: Terminated a prior Rule 10b5-1 trading plan on September 15, 2025.

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-Q	File No. 001-39291	3.2	May 14, 2024

3.3	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.1	May 19, 2022

3.4	Series A-1 Preferred Stock Certificate of Designation	Form 8-K	File No. 001-39291	3.1	June 24, 2024

3.5	Series A-2 Preferred Stock Certificate of Designation.	Form 8-K	File No. 001-39291	3.1	August 30, 2024

3.6	Certificate of Designation of Series B-1 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	September 12, 2024

3.7	Certificate of Designation of Series B-2 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.2	September 12, 2024

3.8	Certificate of Designation of Series B-3 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	November 4, 2024

3.9	Certificate of Designation of Series B-4 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	January 27, 2025

4.1	First Supplemental Indenture, dated July 28, 2025, between the Company and Wilmington Trust, as trustee	Form 10-Q	File No. 001-39291	4.3	July 30, 2025

10.1#	Fourth Amendment to Credit and Guaranty Agreement, dated July 29, 2025, by and among the Company, CCM Denali Debt Holdings, LP and Cerberus US Servicing, LLC	Form 10-Q	File No. 001-39291	10.5	July 30, 2025

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

EOS ENERGY ENTERPRISES, INC.

Date: November 5, 2025	By:	/s/ Joseph Mastrangelo
	Name:	Joseph Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Nathan Kroeker
	Name:	Nathan Kroeker
	Title:	Interim Chief Financial Officer (Principal Financial Officer)