Form 10-Q
period 2026-03-31
Eos Energy Enterprises, Inc.
filed 2026-05-13
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 339,514,027 shares of common stock as of May 11, 2026.

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements and, except as required by law, the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. See also Part I, Item 1A, “Risk Factors” disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of the risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied in its forward-looking statements.

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$410,660	$567,992
Restricted cash	39,770	34,636
Accounts receivable, net	3,832	6,779
Inventory	58,745	59,026
Vendor deposits	12,061	11,756
Contract assets, current	39,438	13,972
Prepaid expenses	3,389	2,701
Grant receivable, net	21,369	11,028
Other current assets	701	590
Total current assets	589,965	708,480

Property, plant and equipment, net	145,774	114,415
Intangible assets, net	1,287	979
Goodwill	4,331	4,331
Operating lease right-of-use asset, net	21,469	20,420
Long-term restricted cash	21,938	21,938
Other assets, net	14,560	14,634
Total assets	$799,324	$885,197

LIABILITIES
Current liabilities:
Accounts payable	$77,079	$99,915
Accrued expenses	39,196	25,794
Operating lease liability, current	1,996	1,960
Long-term debt, current	—	372
Contract liabilities, current	6,718	14,975
Other current liabilities	326	524
Total current liabilities	125,315	143,540

Long-term liabilities:
Operating lease liability	21,374	19,182
Long-term debt	506,399	662,467
Notes payable - related party	113,120	150,427
Contract liabilities, long-term	2,234	2,506
Warrants liability	112,777	313,253
Warrants liability - related party	203,485	470,715
Other liabilities	394	427
Total long-term liabilities	959,783	1,618,977
Total liabilities	1,085,098	1,762,517

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
COMMITMENTS AND CONTINGENCIES (NOTE 14)

SERIES B PREFERRED STOCK - related party	582,664	1,361,542

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 600,000,000 shares authorized, 339,459,021 and 337,132,374 shares outstanding on March 31, 2026 and December 31, 2025, respectively	32	32
Additional paid in capital	1,247,734	427,722
Accumulated deficit	(2,026,936)	(2,535,819)
Accumulated other comprehensive loss - related party	(89,268)	(130,807)
Accumulated other comprehensive income	—	10
Total shareholders' deficit	(868,438)	(2,238,862)
Total liabilities, preferred stock and shareholders' deficit	$799,324	$885,197
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$56,963	$10,457
Cost of goods sold	101,390	34,996
Gross profit (loss)	(44,427)	(24,539)
Operating expenses
Research and development expenses	10,719	6,837
Selling, general and administrative expenses	24,095	20,995
Loss from write-down of property, plant and equipment	71	561
Total operating expenses	34,885	28,393
Operating income (loss)	(79,312)	(52,932)
Other income (expense)
Interest expense	(12,242)	(978)
Interest expense - related parties	—	(5,781)
Interest income	2,787	814
Change in fair value of debt - related party	(4,232)	(5,933)
Change in fair value of warrants	168,725	45,925
Change in fair value of derivatives	165,935	—
Change in fair value of derivatives - related parties	267,230	34,586
Other expense	(3)	(560)
Income before income taxes	508,888	15,141
Income tax expense	5	5
Net income attributable to shareholders	508,883	15,136
Remeasurement of Preferred Stock - related party	778,878	79,997
Net income applicable to common stock	$1,287,761	$95,133

Other comprehensive income
Change in fair value of debt - credit risk - related party	$41,539	$—
Foreign currency translation adjustment	(10)	7
Comprehensive income attributable to common shareholders	$1,329,290	$95,140

Net income available to common shareholders (NOTE 19)	$826,557	$95,133

Basic and diluted income per share attributable to common shareholders
Basic	$2.43	$0.42
Diluted	$0.12	$(0.20)

Weighted average shares of common stock
Basic	339,602,063	225,474,247
Diluted	544,828,933	436,368,282
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount

Balances on December 31, 2024	221,791,205	$23	$534,726	$(43,496)	$(1,561,716)	$(1,070,463)
Stock-based compensation	—	—	7,447	—	—	7,447
Exercise of warrants	4,393,102	—	25,862	—	—	25,862
Exercise of stock options	198,398	—	319	—	—	319
Release of restricted stock units	749,416	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(82,438)	—	(488)	—	—	(488)
Remeasurement of Preferred Stock - related party	—	—	79,997	—	—	79,997
Foreign currency translation adjustment	—	—	—	7	—	7
Net income	—	—	—	—	15,136	15,136
Balances on March 31, 2025	227,049,683	$23	$647,863	$(43,489)	$(1,546,580)	$(942,183)

Balances on December 31, 2025	337,132,374	$32	$427,722	$(130,797)	$(2,535,819)	$(2,238,862)
Stock-based compensation	—	—	6,100	—	—	6,100
Exercise of warrants	2,050,000	—	35,031	—	—	35,031
Exercise of stock options	320	—	3	—	—	3
Release of restricted stock units	276,327	—	—	—	—	—
Remeasurement of Preferred Stock - related party	—	—	778,878	—	—	778,878
Foreign currency translation adjustment	—	—	—	(10)	—	(10)
Change in fair value of debt - credit risk - related party	—	—	—	41,539	—	41,539
Net income	—	—	—	—	508,883	508,883
Balances on March 31, 2026	339,459,021	$32	$1,247,734	$(89,268)	$(2,026,936)	$(868,438)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$508,883	$15,136
Adjustment to reconcile net income to net cash used in operating activities
Stock-based compensation	5,902	7,574
Depreciation and amortization	5,394	2,680
Loss from write-down of property, plant and equipment	71	561
Amortization of right-of-use assets	780	373
Non-cash interest expense	8,730	899
Non-cash interest expense - related parties	—	2,457
Change in fair value of debt - related party	4,232	5,933
Change in fair value of warrants	(168,725)	(45,925)
Change in fair value of derivatives	(165,935)	—
Change in fair value of derivatives - related parties	(267,230)	(34,586)
Other	(205)	(821)
Changes in operating assets and liabilities:
Prepaid expenses	(688)	(337)
Inventory	571	(6,101)
Accounts receivable	2,878	(4,107)
Vendor deposits	(2,613)	(1,681)
Contract assets	(25,531)	(140)
Grant receivable	(10,341)	(1,799)
Accounts payable	(14,814)	8,130
Accrued expenses	7,213	(380)
Interest payable - related parties	—	3,324
Operating lease liabilities	399	(445)
Contract liabilities	(8,529)	17,064
Other	(177)	3,267
Net cash used in operating activities	(119,735)	(28,924)

Cash flows from investing activities
Investment in internally developed software	(76)	—
Purchases of property, plant and equipment	(35,062)	(4,918)
Net cash used in investing activities	(35,138)	(4,918)

Cash flows from financing activities
Principal payments on finance lease obligations	(20)	(11)
Proceeds from exercise of stock options	3	319
Proceeds from exercise of warrants	3,280	7,029
Proceeds received from Credit and Securities Purchase Transaction, net - related party	—	38,475
Payment of debt issuance costs	(468)	(2,250)
Repayment of equipment financing facility	(122)	(912)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Repurchase of shares from employees for income tax withholding purposes	—	(488)
Net cash provided by financing activities	2,673	42,162

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	12

Net (decrease) increase in cash, cash equivalents and restricted cash	(152,198)	8,332
Cash, cash equivalents and restricted cash, beginning of the period	624,566	103,362
Cash, cash equivalents and restricted cash, end of the period	$472,368	$111,694

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$20,666	$730
Accrued and unpaid investment in internally developed software	$323	$—
Paid-in kind interest added to principal	$1,102	$789
Accrued and unpaid debt issuance costs	$51	$1,581
Remeasurement of preferred stock - related party	$(778,878)	$(79,997)
Right-of-use operating lease assets in exchange for lease liabilities	$1,829	$25

Supplemental disclosures
Cash paid for interest	$5	$73
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.Overview
Nature of Operations
Eos Energy Enterprises, Inc. (the “Company,” “we,” “us,” “our,” and “Eos”) designs, develops, manufactures and markets innovative energy storage solutions for utility-scale, microgrid and commercial & industrial (“C&I”) applications. Eos developed a broad range of intellectual property with multiple patents covering unique battery chemistry, mechanical product design, energy block configuration and a software operating system (Battery Management System). The Company has only one operating and reportable segment. See Note 20, Segment Reporting, for further discussion.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its 100% owned, direct and indirect subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany transactions and balances have been eliminated in the preparation of the Unaudited Condensed Consolidated Financial Statements. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2025 Annual Report on Form 10-K. These interim results are not necessarily indicative of results for the full year.
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326). The amendments in this update introduce a practical expedient aimed at simplifying the estimation of expected credit losses for current accounts receivable and current contract assets. The update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted the ASU effective January 1, 2026 on a prospective basis and elected the practical expedient for the calculation of current expected credit losses. The adoption of this ASU did not have a material impact on the Company’s financial statements.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. Entities should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the potential impact this amendment could have on its financial statements and disclosures.

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
On December 4, 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. In the absence of such guidance, many for-profit entities historically have analogized to other GAAP, including IAS 20 or ASC 958-605, when accounting for government grants. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2028, for public business entities, Early adoption is permitted. The Company is currently assessing its plans for adoption and evaluating the potential impact this amendment could have on its financial statements and related disclosures.
On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The amendment also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” As the Board stated in the proposed guidance and reiterates in the update, the amendments are not intended to “change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements”. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities, early adoption is permitted. The Company is currently assessing its plans for adoption and evaluating the potential impact this amendment could have on its financial statements and related disclosures.
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
3. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning and extended warranty services. Product revenues, which are generally recognized at a point in time, and service revenues, which are generally recognized over time, are as follows:

	Three Months Ended March 31,
	2026	2025
Product revenue	$56,734	$9,927
Service revenue	229	530
Total revenues	$56,963	$10,457
For the three months ended March 31, 2026, the Company had three customers who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 93.3% of the total revenue.
For the three months ended March 31, 2025, the Company had two customers who individually accounted for

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Revenue Recognition (cont.)
greater than 10% of total revenue and collectively accounted for approximately 96.2% of the total revenue.
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

	March 31, 2026	December 31, 2025
Contract assets	$40,993	$15,488
Contract liabilities	$8,952	$17,481
Contract assets increased by $25,505, net, during the three months ended March 31, 2026, due to recognition of revenues for which invoicing has not yet occurred.
The following table provides information about changes in Contract liabilities:

	Three Months Ended March 31,
	2026	2025
Contract liabilities, beginning of the period	$17,481	$26,349
Amounts in beginning balance recognized in revenue	(10,241)	(2,512)
Revenue recognized in current period	(24,074)	(3,987)
Advance payments received from customers	25,786	23,563
Contract liabilities, end of the period	$8,952	$43,413
Contract liabilities of $6,718 as of March 31, 2026, are expected to be recognized within the next twelve months and long-term contract liabilities of $2,234 are expected to be recognized as revenue in greater than twelve months. Contract assets of $39,438 as of March 31, 2026, are expected to be reclassified to accounts receivable within the next twelve months and long-term contract assets of $1,555 are expected to be reclassified to accounts receivable in greater than twelve months.
Remaining Performance Obligations
Remaining performance obligations (“RPO”) represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. The Company expects to recognize revenue related to the RPOs as the performance obligations are satisfied in accordance with the Company’s revenue recognition policy, which can be found in Note 2, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, the Company's remaining performance obligations, excluding contracts satisfied in less than on year, were approximately $30,997. The Company expects to recognize revenue of approximately 82% of the remaining performance obligations over the next twelve months, with the remainder recognized thereafter.
4. Cash, Cash Equivalents and Restricted Cash
Restricted cash - current as of March 31, 2026, consists of (i) accounts related to the DOE Loan Facility for reserves related to warranty claims, debt servicing, the Davis Bacon Act, secured letters of credit, escrow deposits related to U.S. Custom Bonds insurance and escrow deposits related to our credit card program agreements and (ii) the interest reserve account maintained pursuant to the second Limited Consent Agreement between the Company and the DOE (the “Second DOE Limited Consent Agreement”), which is equivalent to twelve months of interest payments of the May 2025 Convertible Notes and the November 2025 Convertible Notes.
Restricted cash - current as of March 31, 2025, consists of accounts related to the DOE Loan Facility for reserves related to warranty claims, debt servicing, the Davis Bacon Act and secured letters of credit.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Cash, Cash Equivalents and Restricted Cash (cont.)

Long-term restricted cash as of March 31, 2026, relates to, as defined in the credit and guaranty agreement (“Credit Agreement”), the Minimum Liquidity covenant. Under the Minimum Liquidity covenant, as defined in the Credit Agreement and the DOE Loan Facility, the Company shall not permit cash and cash equivalents at any time be less than $15,000. The remainder of Long-term restricted cash relates to an interest reserve account maintained pursuant to the Second DOE Limited Consent Agreement equivalent to six months of interest payments of the May 2025 Convertible Notes and the November 2025 Convertible Notes. Restricted cash per the Second DOE Limited Consent Agreement shall be reduced by the amounts of any actual interest payments made for the May 2025 Convertible Notes and the November 2025 Convertible Notes, but shall not be less than all interest payments on the May 2025 Convertible Notes and the November 2025 Convertible Notes due within 12 months.
Long-term restricted cash as of March 31, 2025, relates to the Minimum Liquidity covenant, prior to the first tranche funding the Minimum Liquidity covenant, the Company shall not permit cash and cash equivalents at any time be less than $15,000.
The following table reconciles reported amounts from the Unaudited Condensed Consolidated Balance Sheets to Cash, Cash Equivalents and Restricted Cash reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$410,660	$82,553
Restricted cash - current	39,770	14,141
Long-term restricted cash	21,938	15,000
Total cash, cash equivalents and restricted cash	$472,368	$111,694
5. Inventory
The following table provides information about Inventory balances:

	March 31, 2026	December 31, 2025
Raw materials	$46,950	$44,501
Work-in-process	11,396	13,701
Finished goods	399	824
Total Inventory	$58,745	$59,026
6. Property, Plant and Equipment, Net
The following table provides information about Property, plant and equipment, net balances:

	Estimated Useful lives			March 31, 2026	December 31, 2025
Equipment	5	-	10 years	$85,478	$79,272
Furniture	5	-	10 years	3,578	3,149
Leasehold improvements	Lesser of useful life/ remaining lease			14,153	14,146
Tooling	2	-	3 years	16,926	16,192
Construction in progress (“CIP”)				65,231	36,644
Total				185,366	149,403
Less: Accumulated depreciation				(39,592)	(34,988)
Total property, plant and equipment, net				$145,774	$114,415
Depreciation expense related to property, plant and equipment was $5,303 and $2,656 for the three months ended March 31, 2026 and 2025, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
6. Property, Plant and Equipment, Net (cont.)
The Company recorded a loss from write-down of property, plant and equipment of $71 and $561 for the three months ended March 31, 2026.and 2025, respectively. The write-downs were mainly due to design changes from the Z3-Phase 1 to Z3-Phase 2 production in which the Phase 1 production assets could not be utilized or repurposed for Phase 2 production. Additionally, the loss from write-down of property, plant and equipment contains costs for disposal of miscellaneous equipment and tooling that cannot be repurposed.
For the three months ended March 31, 2026, capitalized interest costs recognized was $1,024. There were no capitalized interest costs recognized for the three months ended March 31, 2025.
7. Intangible Assets
Intangible assets consisted of various patents and internal-use software. The patents are determined to have useful lives and are amortized into the results of operations over ten years. The internal-use software has a useful life and is amortized into the results of operations over three years.

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$400	$290	$110	$400	$280	$120
Internal-Use Software	1,484	307	1,177	1,085	226	859
Total Intangible Assets	$1,884	$597	$1,287	$1,485	$506	$979
The Company recorded amortization expense of $91 and $24 for the three months ended March 31, 2026 and 2025, respectively.
Estimated future amortization expense of intangible assets as of March 31, 2026 are as follows:

Amortization Expense
Remainder of 2026	$368
2027	485
2028	401
2029	33
2030	—
Thereafter	—
$1,287

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8. Accrued Expenses
Accrued expenses were as follows:

	March 31, 2026	December 31, 2025
Accrued payroll	$7,192	$4,471
Warranty reserve (1)	9,533	9,469
Accrued legal and professional expenses	1,482	1,570
Provision for contract losses	5,979	6,138
Accrued interest	4,659	1,196
Accrued capital expenditures	7,072	500
Other	3,279	2,450
Total accrued expenses	$39,196	$25,794
(1) Refer to the table below for the warranty reserve activity for the three months ended March 31, 2026.

The following table summarizes warranty reserve activity:

	Three Months Ended March 31,
	2026	2025
Warranty reserve - beginning of period	$9,469	$5,102
Additions for current period deliveries	2,089	407
Changes in the warranty reserve estimate	(1,915)	—
Warranty costs incurred	(110)	(756)
Warranty reserve - end of period	$9,533	$4,753
9. Government Grants
One Big Beautiful Bill Act (“OBBBA”)
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law, introducing several modifications to the energy-related tax incentives originally established under the Inflation Reduction Act. The OBBBA maintained tax credits available to manufacturers and include a credit for ten percent of qualified costs incurred to make electrode active materials in addition to credits of $35 per kWh of capacity for eligible battery cells and $10 per kWh of capacity for eligible battery modules. These credits are cumulative, meaning that companies are able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. The OBBBA introduces new limitations related to the sourcing of materials from a prohibited foreign entity starting after December 31, 2025. These provisions restrict eligibility for credits where material assistance is received from such entities. Additionally, the OBBBA includes ownership and effective control related provisions concerning 'specified foreign entities' and 'foreign-influenced entities. The Company has evaluated the OBBBA and determined there is no impact on the financial statements. The Company will evaluate additional guidance as it becomes available.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. Government Grants (cont.)

Since the PTC is a refundable credit (i.e., a credit with a direct-pay option available), the PTC is outside the scope of ASC 740. Therefore, the Company accounts for the PTC under a government grant model. GAAP does not currently address the accounting for government grants received by a business entity that are outside the scope of ASC 740. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money is recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant.
The PTC is recorded as the applicable items become finished goods and the conditions in the preceding paragraph are met.
The Company recognized PTC credits of $10,341 and $1,799 for three months ended March 31, 2026 and 2025, respectively as a reduction of cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. As of March 31, 2026, and December 31, 2025, grant receivable related to the PTC in the amount of $21,369 and $11,028, respectively, is recorded in the Unaudited Condensed Consolidated Balance Sheets.
10. Related Party Transactions
Credit and Securities Purchase Transaction
On June 21, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with CCM Denali Equity Holdings, LP. Additionally, the Company also entered into a Credit Agreement with CCM Denali Debt Holdings, LP, an affiliate of Cerberus Capital Management LP (“Cerberus”, “Lender”). The SPA and the Credit and Guaranty Agreement are collectively referred to as the “Credit and Securities Purchase Transaction”. Pursuant to the terms and conditions of Credit and Securities Purchase Transaction, Cerberus and CCM Denali Equity Holdings, LP, are considered related parties as result of the transactions.
During the three months ended March 31, 2026 and March 31, 2025, the Company incurred advisory fees of $668 and $670, respectively. During the three months ended March 31, 2026 and March 31, 2025 the Company incurred manufacturing costs of $0 and $241, respectively. The fees are from two vendors affiliated with Cerberus and are included in Cost of goods sold, Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income and Intangible assets, net in the Unaudited Condensed Consolidated Balance Sheets.
As of March 31, 2026 and December 31, 2025, amounts due to these vendors affiliated with Cerberus were $453 and $285, respectively. These amounts are included in Accounts payable and Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Borrowings

The Company’s debt obligations consist of the following:

			March 31, 2026		December 31, 2025
	Maturity Date	Effective Interest Rate	Principal Outstanding	Carrying Value*	Principal Outstanding	Carrying Value*
Delayed Draw Term Loan	June 2034(1)	N/A	$197,851	$113,120	$194,419	$150,427
Notes payable - related party			197,851	113,120	194,419	150,427
Equipment financing facility	April 2026	16.2%	—	—	372	372
May 2025 Convertible Notes	June 2030	7.8%	50,000	48,125	50,000	48,044
November 2025 Convertible Notes	December 2031	14.2%	600,000	372,215	600,000	530,096
DOE Loan Facility	June 2034(1)	7.7%(2)	95,787	86,059	94,685	84,327
Total borrowings			943,638	619,519	939,476	813,266
Current portion			—	—	372	372
Total borrowings, non-current			$943,638	$619,519	$939,104	$812,894
*Carrying value includes unamortized deferred financing costs, unamortized discounts and fair value of embedded derivative liabilities, except for the Delayed Draw Term Loan, which is carried at fair value.
(1) The DDTL and DOE Loan Facility contain Springing Maturity dates that could make the debt due March 14, 2030.
(2) This represents a weighted average of both draws under the DOE Loan facility The first draw has a effective interest rate of 7.6% and the second draw has an effective interest rate of 8.0%.
2021 Convertible Note Payable – Related Party
On July 6, 2021, the Company entered into an investment agreement with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries. This investment agreement was entered into with B. Riley Securities, Inc., a related party, acted as a placement agent. The investment agreement provides for the issuance and sale to Koch Industries of the 2021 Convertible Note in the aggregate principal amount of $100,000. The maturity date of the 2021 Convertible Notes was June 30, 2026, subject to earlier conversion, redemption or repurchase.
Interest expense recognized on the 2021 Convertible Note is as follows:

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$—	$1,843
Amortization of debt discount	—	1,915
Amortization of debt issuance costs	—	184
Total	$—	$3,942
Termination of the 2021 Convertible Notes
On June 3, 2025, the Company repurchased the full $122,868 aggregate principal amount, in addition to $3,072 of interest payable outstanding for $131,000 inclusive of a repurchase premium in a privately negotiated transaction. The holder of the 2021 Convertible Notes was contingently required to reimburse the Company for up to $5,000 of the repurchase premium based on the holders overall return on its investment in the Company. On June 13, 2025, the Company received the $5,000 repurchase premium. Neither the holder of the 2021 Convertible Notes, nor the Company have any outstanding contractual obligations. Absent termination, the 2021 Convertible Notes would have matured on June 30, 2026.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Borrowings (cont.)
AFG Convertible Notes - Related Party
In January 2023, the Company issued and sold $13,750 in aggregate principal amount of 26.5% Convertible Senior PIK Notes due 2026 (“AFG Convertible Notes”) to Great American Insurance Company, Ardsley Partners Renewable Energy, LP, CCI SPV III, LP, Denman Street LLC, John B. Bending Irrevocable Children’s Trust, John B. Berding and AE Convert, LLC (the "Affiliated Purchasers") (together, the “Purchasers”). AE Convert LLC, a Delaware limited liability company was managed by Russell Stidolph, a related party as Mr. Stidolph was a director of the Company. The AFG Convertible Notes bear interest at a rate of 26.5% per annum, as amended, to be reduced to 7.0%, commencing on June 30, 2026 (the “Original Maturity Date”), which is entirely paid-in-kind (“PIK Interest”) semi-annually in arrears on June 30 and December 30. It was expected that the AFG Convertible Notes would have matured on September 30, 2034, subject to earlier conversion, redemption or repurchase. The AFG Convertible Notes are convertible into shares of the Company’s common stock, par value $0.0001 per share, based on an initial conversion price of approximately $1.67 per share subject to customary anti-dilution and other adjustments. The Company has the right to settle conversions in shares of common stock, cash, or any combination thereof.
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
At the Special Meeting of Stockholders of the Company, held on October 16, 2025, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rules, including, but not limited to, Rule 5635, the Company’s issuance of shares of the Company’s common stock to the Affiliated Purchaser upon redemption or conversion of the AFG Convertible Notes pursuant to the AFG Indenture as supplemented by the First Supplemental Indenture. After obtaining the stockholder approval the Company issued a notice of redemption to the Affiliated Purchaser on October 24, 2025 for all outstanding AFG Convertible Notes held by the Affiliated Purchaser, pursuant to which the Company intended to fully redeem the remaining AFG Convertible Notes on November 10, 2025 for a redemption price equal to the then current capitalized principal amount of the AFG Convertible Notes plus the aggregate amount of all accrued and unpaid or uncapitalized interest payments on the capitalized principal amount of the AFG Convertible Notes that the Affiliated Purchaser would have been entitled to receive had the AFG Convertible Notes remained outstanding at the Original Maturity Date. On October 28, 2025, in accordance with the terms of the AFG Indenture and the notice of redemption, the Affiliated Purchaser opted to exercise its conversion right to convert all of its outstanding AFG Convertible Notes into shares of Common Stock at a conversion rate equal to 598.8024 shares of Common Stock per $1,000 capitalized principal amount of AFG Convertible Notes. During the fourth quarter of 2025, the Company issued 2,863,291 shares of Common Stock to the Affiliated Purchaser.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Borrowings (cont.)
Interest expense recognized on the AFG Convertible Notes is as follows:

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$—	$1,481
Amortization of debt discount	—	279
Amortization of issuance costs	—	79
Total	$—	$1,839
Delayed Draw Term Loan (“DDTL”)
Under the terms of the Credit Agreement the Company entered into a multi-draw facility (the “Delayed Draw Term Loan” or “DDTL”) on June 21, 2024, with CCM Denali Debt Holdings, LP, the Company drew an aggregate principal amount of $210,500 through multiple tranches upon satisfaction of the applicable milestone requirements. The draws were subject to a 5.0% original issue discount and applicable lender fees. The total net proceeds of approximately $198,800. Additionally, as part of the strategic investment under the Credit and Guaranty Agreement, the Company may access a $105,000 revolving facility at the sole discretion of the Lenders’ as the Delayed Draw Term Loan has been fully funded as of January 24, 2025.
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
The Credit Agreement, as amended, contains the following financial covenants, including (each as defined in the Credit Agreement, as amended):
•Minimum Consolidated EBITDA - not applicable for March 31, 2026.
•Minimum Consolidated Revenue - not applicable for March 31, 2026.
•Minimum Liquidity

As of and for the three months ended March 31, 2026, the Company was in compliance with the Minimum Liquidity financial covenant.
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
The Company elected the fair value option to account for all draws under the DDTL for operational purposes. The financial liability was initially measured at its issue-date fair value and is subsequently remeasured at fair value on a recurring basis at each reporting period date.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Borrowings (cont.)

	Three Months Ended March 31,
	2026	2025
Loss on change in fair value(a)	$(4,232)	$(5,933)
Gain attributable to changes in instrument-specific credit risk(b)	$41,539	$—
(a) This is included in Change in fair value of debt - related party on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
(b)This is included in Change in fair value of debt - credit risk - related party in Accumulated other comprehensive (loss) income.
The Company did not separately report interest expense attributable to the DDTL because such interest was included in the determination of the fair value of the Note. See Note 13, Fair Value Measurement for the assumptions used to determine the fair value the Delayed Draw Term Loan at issuance and at March 31, 2026.
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
Maturity - The Maturity Date is defined as the earlier of (i) June 15, 2034, and (ii) the date that all the loans shall become due and payable in full, whether by acceleration or otherwise; provided that, if on any Springing Maturity Date any Convertible Notes remain outstanding, the Maturity Date shall instead be the Springing Maturity. The Springing Maturity Date is defined as the 91st day prior to the date on which any convertible note may be redeemed, repurchased, converted, or exchanged in satisfaction of the obligations (“Convertible Note Maturity”). As of March 31, 2026, the May 2025 Convertible Notes and November 2025 Convertible Notes, remain outstanding and are scheduled to mature on June 15, 2030 and December 1, 2031 respectively.
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
As of March 31, 2026 and December 31, 2025, total equipment financing carrying value was $0 and $372, respectively of which $0 and $372 are recorded as a current liability on the Unaudited Condensed Consolidated Balance Sheets, respectively. As of March 31, 2026 the Equipment Financing Facility has been terminated.
Interest expense attributable to the equipment financing agreement was $52 and $82 for the three months ended March 31, 2026 and 2025, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Borrowings (cont.)
May 2025 Convertible Notes
On June 3, 2025, the Company issued $225,000 principal amounts of its May 2025 Convertible Notes. The Company granted initial purchasers an option to purchase, for settlement within a period of thirteen days from the date the May 2025 Convertible Notes were first issued, up to an additional $25,000 principal amounts which were exercised in full. The May 2025 Convertible Notes will accrue interest at a rate of 6.75% per annum, payable semi-annually in arrears on June 15 and December 15, beginning on December 15, 2025.
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
11. Borrowings (cont.)
Additionally, the conversion feature embedded in the May 2025 Convertible Notes qualifies for the scope exception under ASC 815-40 and, therefore, is not required to be bifurcated and accounted for separately.
Interest expense recognized on the May 2025 Convertible Notes is as follows:

Three months ended March 31, 2026
Contractual interest expense	$844
Amortization of debt discount	74
Amortization of debt issuance costs	6
Total	$924

The carrying value for the May 2025 Convertible Notes is as follows:

	March 31, 2026	December 31, 2025
Principal	$50,000	$50,000
Unamortized debt discount	(1,724)	(1,799)
Unamortized debt issuance costs	(151)	(157)
Aggregate carrying value	$48,125	$48,044
The Company is obligated to repay all contractual interest attributable to the May 2025 Convertible Notes on a semi-annual basis in cash. As of March 31, 2026 and December 31, 2025, $984 and $141, respectively, of interest payable attributable for the May 2025 Convertible Notes was included in Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets.
November 2025 Convertible Notes
On November 24, 2025, the Company issued $525,000 principal amounts of its November 2025 Convertible Notes. The Company granted initial purchasers an option to purchase, for settlement within a period of thirteen days from the date the November 2025 Convertible Notes were first issued, up to an additional $75,000 principal amounts which were exercised in full on November 24, 2025. The November 2025 Convertible Notes will accrue interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2026.
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
11. Borrowings (cont.)
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
Embedded Derivatives - The November 2025 Convertible Notes include certain embedded features, such as provisions for fundamental change, additional interest, special interest, conversion feature and indemnification. In accordance with ASC 815, the Company assessed these embedded features to determine whether bifurcation and separate accounting as derivatives was required. The Company concluded the embedded features meet the bifurcation criteria because the economic characteristics and the risks of the embedded features are not clearly and closely related to the debt host, the host is not remeasured at fair value and the embedded features would meet the definition of a derivative if freestanding. The Company also evaluated indexation and equity classification guidance with respect to the conversion feature. Although the conversion feature is considered indexed to the Company's own stock, it does not qualify for equity classification at issuance, as prior to the first date on which the Company reserves the maximum number of convertible shares, and before shareholder approval is obtained to authorize additional shares, all conversions are required to be cash-settled, and shareholder approval to increase authorized shares is not solely within the Company's control. As a result, the conversion feature did not qualify for the derivative scope exception in ASC 815 at issuance. At issuance, the Company recognized the embedded derivative at its fair value, with an offset to debt discount. The embedded derivative is remeasured at fair value each reporting period, and changes in fair value are recognized in Change in fair value of derivatives on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The Company will continue to evaluate these features for any changes in facts or circumstances that may warrant reconsideration of this assessment.
Interest expense recognized on the November 2025 Convertible Notes is as follows:

Three months ended March 31, 2026
Contractual interest expense	$2,625
Amortization of debt discount	8,045
Amortization of debt issuance costs	9
Total	$10,679
The carrying value for the November 2025 Convertible Notes is as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Borrowings (cont.)

	March 31, 2026	December 31, 2025
Principal	$600,000	$600,000
Unamortized debt discount	(290,252)	(298,297)
Unamortized debt issuance costs	(317)	(326)
Embedded conversion feature	62,784	228,719
Aggregate carrying value	$372,215	$530,096
The Company is obligated to repay all contractual interest attributable to the November 2025 Convertible Notes on a semi-annual basis in cash. As of March 31, 2026 and December 31, 2025, $3,675 and $1,050, respectively, of interest payable attributable for the November 2025 Convertible Notes was included in Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets.
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
On April 16, 2025, the Company amended the DOE Loan Facility in order to clarify the maximum Tranche Commitment principal amounts by excluding capitalized interest (Tranche 1: $90,945; Tranche 2: $106,733; Tranche 3: $67,529; and Tranche 4: $12,290). The Amendment did not materially alter rights, obligations, or meaning of the DOE Loan Facility.
The DOE Loan Facility draw-downs were as follows:

Date of Draw	Gross Amount of Initial Draw	Interest Rate
Beginning Balance Tranche 1	$90,945
Draw-downs received November 2024	(68,279)	4.791%
Draw-downs received July 2025	(22,666)	4.286%
Remaining Balance available on Tranche 1	$—
The Company has not drawn on Tranches 2, 3 or 4 as of March 31, 2026.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Borrowings (cont.)
Interest expense recognized on the DOE Loan Facility is as follows:

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$1,092	$808
Amortization of debt issuance costs	141	91
Amortization of debt discount	381	—
Total	$1,614	$899

The carrying value for the DOE Loan Facility is as follows:

	March 31, 2026	December 31, 2025
Principal (life to date draw-downs)	$90,945	$90,945
Capitalized PIK Interest	4,842	3,740
Unamortized debt issuance costs	(2,609)	(2,749)
Unamortized debt discount	(7,119)	(7,609)
Aggregate carrying value	$86,059	$84,327
The DOE Loan Facility bears interest at the applicable U.S. Treasury rate plus a spread equal to 0.375%. The interest is paid in-kind ("Capitalized PIK Interest") on a quarterly basis, in accordance with the terms under the DOE Loan Facility. Cash payment of the Capitalized PIK Interest on the DOE Loan Facility commences in 2028.
Covenants
On May 28, 2025, the Company and the DOE entered into a Limited Consent Agreement (“DOE Limited Consent Agreement”), pursuant to which among other things, the applicability of the Minimum Consolidated Revenue and Minimum Consolidated EBITDA financial covenants were deferred until March 31, 2027 and certain provisions were added to conform with comparable provisions in the Delayed Draw Term Loan. Additionally, the DOE Limited Consent Agreement requires the Company to reserve 24 months of interest expense for the May 2025 Convertible Notes. Refer to Note 4, Cash, Cash Equivalents and Restricted Cash for further information.
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
Under the Second DOE Limited Consent Agreement, following the issuance of the November 2025 Convertible Notes, the company must maintain adequate cash reserves to cover all interest payments due on both the May 2025 Convertible Notes and November 2025 Convertible Notes for a period of 18 months. This reserve will decrease as interest payments are made, but shall not be less than all interest payments on the May 2025 Convertible Notes and the November 2025 Convertible Notes due within 12 months. Refer to Note 4, Cash, Cash Equivalents and Restricted Cash for further information.
The DOE Loan facility, as amended, contains the following financial covenant, (as defined in the DOE Loan facility) Minimum Liquidity. As of March 31, 2026, the Company was in compliance with the Minimum Liquidity financial covenant.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Borrowings (cont.)
Maturity - The Maturity Date is defined as the earlier of (i) June 15, 2034, and (ii) the date that all the loans shall become due and payable in full, whether by acceleration or otherwise; provided that, if on any Springing Maturity Date any Convertible Notes remain outstanding, the Maturity Date shall instead be the Springing Maturity. The Springing Maturity Date is defined as the 91st day prior to the Convertible Note Maturity. As of March 31, 2026, the May 2025 Convertible Notes and November 2025 Convertible Notes, remain outstanding and are scheduled to mature on June 15, 2030 and December 1, 2031, respectively.
12. Warrants Liability
The amount of warrants outstanding and fair value for all warrants as of March 31, 2026 and December 31, 2025 are as follows:

		March 31, 2026		December 31, 2025
	Exercise Price	Number of Warrants Outstanding	Fair Value	Number of Warrants Outstanding	Fair Value
Warrants liability
April 2023 warrants	$3.14	16,000,000	$58,240	16,000,000	$153,440
May 2023 warrants	$2.50	3,601,980	13,400	3,601,980	35,263
December 2023 warrants	$1.60	9,960,566	41,137	12,010,566	124,550
Total		29,562,546	$112,777	31,612,546	$313,253
Warrants liability - related party
SPA Warrant	$0.01	1	$203,485	1	$470,715
Total		1	$203,485	1	$470,715

The change in fair value for April 2023 Warrants, May 2023 Warrants and December 2023 Warrants have been recognized in Change in fair value of warrants on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value for these warrants is included in Warrants liability on the Unaudited Condensed Consolidated Balance Sheets. The change in fair value for the SPA Warrant has been recognized in Change in fair value of derivatives - related parties on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The fair value for these warrants is included in Warrants liability - related party on the Unaudited Condensed Consolidated Balance Sheets. See Note 13, Fair Value Measurements for further information.
Warrants liability
In April 2023, the Company issued 16,000,000 shares of common stock and 16,000,000 private placement warrants to purchase shares of common stock. In May 2023, the Company issued another 3,601,980 shares of common stock and 3,601,980 private placement warrants to purchase shares of common stock (the “April 2023 warrants” and “May 2023 warrants”, respectively).
In December 2023, the Company issued in a combined public offering 34,482,759 shares of common stock and 34,482,759 accompanying common warrants to purchase shares of common stock (the "December 2023 warrants"). For the three months ended March 31, 2026, 2,050,000 of the December 2023 warrants were exercised. For the three months ended March 31, 2025, 4,393,102 of the December 2023 warrants were exercised.
The 2023 warrants do not qualify for equity classification guidance in ASC 815-40 and are measured at fair value at each reporting period.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Warrants Liability (cont.)
Warrants liability - related party
SPA Warrant
On June 21, 2024, the Company entered into a Securities Purchase Agreement with CCM Denali Equity Holdings, LP (the “Purchaser”). The Company issued to the Purchaser, one warrant to purchase 43,276,194 shares of common stock. The warrant has a ten-year term, $0.01 per share exercise price, and is exercisable at the Purchaser’s discretion for cash or on a cashless basis. The SPA Warrant is subject to automatic cashless exercise on the expiration date if the fair market value of one share is greater than the exercise price then in effect. Upon an acceleration under the Credit Agreement, the Company may be required to purchase the SPA Warrant from the holder at an amount equal to the closing sale price of underlying common stock less the SPA Warrant exercise price at the request of the holder. The SPA Warrant meets the criteria for liability classification under ASC 480 and is recognized at fair value with changes in fair value included in Change in fair value of derivatives - related parties in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Contingent Warrants
Following the initial draw of the DDTL, on three separate predetermined draw dates upon the achievement of the corresponding performance milestone for each such draw date, the Company received additional funds under the Credit Agreement and issued securities under the SPA in an amount equal to the applicable percentage, up to an aggregate of 33.0% ownership limitation on a fully-diluted basis as of the time the DDTL was fully drawn. Although these contingent warrants were not issued or exercisable until additional draws occurred, they met the guidance under ASC 480 and were recognized at fair value with changes in fair value reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The Company has achieved all performance milestones and no Contingent Warrants remain outstanding.

13. Fair Value Measurement
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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, contract assets, contract liabilities, accounts payable and DOE Loan Facility are considered to be representative of their fair value.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

13. Fair Value Measurement (cont.)
The following tables set forth the Company's financial liabilities measured at fair values based on the fair value hierarchy, as described above. These should also be read with Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
SPA Warrant (a)	$—	$—	$203,485	$—	$—	$470,715
April, May and December 2023 Warrants	—	—	112,777	—	—	313,253
Delayed Draw Term Loan	—	—	113,120	—	—	150,427
Embedded derivatives(b)	—	—	62,784	—	—	228,719
Total liabilities	$—	$—	$492,166	$—	$—	$1,163,114
(a) Included in Warrants liability - Related party on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
(b) Included in Notes Payable - Related Party on the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
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
The inputs used to determine the fair value of the April 2023 warrants, May 2023 warrants, and the December 2023 warrants are as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

13. Fair Value Measurement (cont.)

April 2023 warrants	March 31, 2026	December 31, 2025
Time to expiration	2.54 years	2.79 Years
Common stock price	$4.96	$11.46
Risk-free interest rate	3.8%	3.5%
Volatility	115.0%	105.0%

May 2023 warrants	March 31, 2026	December 31, 2025
Time to expiration	2.29 Years	2.54 Years
Common stock price	$4.96	$11.46
Risk-free interest rate	3.8%	3.5%
Volatility	115.0%	105.0%

December 2023 warrants	March 31, 2026	December 31, 2025
Time to expiration	2.71 Years	2.96 Years
Common stock price	$4.96	$11.46
Risk-free interest rate	3.8%	3.5%
Volatility	115.0%	105.0%
Embedded derivatives
The Company estimated the fair value of the embedded conversion features in the November 2025 Convertible Note using a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, dividend yield, risk-free interest rate, the effective debt yield and expected volatility. The effective debt yield and volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy.
The inputs used to determine the fair value of the embedded derivative liabilities are as follows:

November 2025 Convertible Note	March 31, 2026	December 31, 2025
Term	5.67 Years	5.92 Years
Dividend yield	—%	—%
Risk-free interest rate	3.9%	3.8%
Volatility	60.0%	60.0%
Effective debt yield	16.9%	11.7%

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

Delayed Draw Term Loan	March 31, 2026	December 31, 2025
Debt yield	17.1%	11.9%

SPA Warrant	March 31, 2026	December 31, 2025
Discount for lack of marketability	5.0%	5.0%
Level 3 Rollforward for Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the changes in the fair value of liabilities that are included within the Company’s accompanying Unaudited Condensed Consolidated Balance Sheets and are designated as Level 3:

	Three Months Ended March 31,
	2026	2025
Delayed Draw Term Loan
Balance at beginning of the period	$150,427	$76,188
Additions - January Draw	—	17,312
Change in fair value of Term Loan	(37,307)	5,933
Balance at end of the period	$113,120	$99,433

SPA Warrant and Contingent Warrants
Balance at beginning of the period	$470,715	$266,630
Conversion to preferred stock	—	(102,185)
Change in fair value of warrants	(267,230)	(17,652)
Balance at end of the period	$203,485	$146,793

April, May, and December 2023 Warrants
Balance at beginning of the period	$313,253	$189,322
Exercised warrants	(31,751)	(18,768)
Change in fair value of warrants	(168,725)	(45,788)
Balance at end of the period	$112,777	$124,766

Embedded derivatives
Balance at beginning of the period	$228,719	$44,396
Change in fair value of derivatives	(165,935)	(16,934)
Balance at end of the period	$62,784	$27,462

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

13. Fair Value Measurement (cont.)
The estimated fair value of financial instruments not carried at fair value in the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Level in fair value hierarchy	March 31, 2026		December 31, 2025
		Carrying Value	Fair Value	Carrying Value	Fair Value
May 2025 Convertible Notes	3	$48,125	$66,686	$48,044	$123,000
November 2025 Convertible Notes*	3	372,215	352,300	530,096	586,237
Equipment financing facility	3	—	—	372	375
Preferred Stock	3	582,664	600,035	1,361,542	1,292,216
DOE Loan Facility	3	86,059	95,760	84,327	95,427
Total		$1,089,063	$1,114,781	$2,024,381	$2,097,255
*Includes the embedded derivative liabilities.
14. Commitments and Contingencies
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act. As a result of this ruling, we may be eligible for a refund of tariffs previously paid on imported materials. As the recoverability and timing of any such refund remains uncertain, we have not recognized a receivable and corresponding offset to expense or asset as of March 31, 2026, and will not until such amounts are realized or realizable. We continue to monitor these developments and their potential impact on our results of operations.
Legal Proceedings
Class Action Complaints
On March 6, 2026, a class action lawsuit (the “Yung Complaint”) was filed in the United States District Court of New Jersey by plaintiff Shui Shing Yung against the Company and two individual officers: the Company’s Chief Executive Officer and its Chief Financial Officer (with the Company, the “Yung Defendants”). The Yung Complaint alleges that the Yung Defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Company intends to vigorously contest this matter.
On March 13, 2026, a shareholder derivative lawsuit (the “Berger Complaint”) was filed in the United States District Court of the District of New Jersey by plaintiff Paul Berger against certain defendants including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and nine of the Company’s current Directors (the “Berger Defendants”). The Berger Complaint alleges that the Berger Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Company intends to vigorously contest this matter.
On March 25, 2026, a shareholder derivative lawsuit (the “Skaff Complaint”) was filed in the United States District Court of the District of New Jersey by plaintiff Ronald F. Skaff against certain defendants including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and nine of the Company’s current Directors (the “Skaff Defendants”). The Skaff Complaint alleges that the Skaff Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Company intends to vigorously contest this matter.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Stock-Based Compensation
Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Three Months Ended March 31,
	2026	2025
Restricted stock units	$5,257	$3,482
Performance-based restricted stock units	645	4,092
Total	$5,902	$7,574
The stock compensation expense has been recorded in cost of goods sold, research and development expenses and selling, general and administrative expenses.
Restricted Stock Units (“RSU”)
Eligible employees are granted restricted stock that generally vest over three years from the date of grant. Under the directors plan, restricted stock generally vest one year from the date of grant. As of March 31, 2026, there was $39,450 of unrecognized compensation expense attributable to unvested RSUs, expected to be recognized over a weighted-average remaining vesting period of 2.2 years.
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
As of March 31, 2026, there was $3,319 of unrecognized compensation expense attributable to unvested PRSUs, expected to be recognized over a weighted-average remaining vesting period of 1.8 years.
16. Income Taxes
Income tax expense was $5 for the three months ended March 31, 2026 and 2025, related to taxable earnings from foreign operations. The income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes. This is due to fair value adjustments - derivatives and warrants, Section 162(m) disallowance, foreign operations and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Income Taxes (cont.)
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at March 31, 2026 and December 31, 2025 due to cumulative losses. Therefore, the Company has a valuation allowance against its net U.S. deferred tax assets.
As of March 31, 2026 and December 31, 2025, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is currently under examination by the IRS related to tax year 2022. The Company is not under examination by any other taxing jurisdictions and none of the unrecognized tax benefits are expected to reverse within the next 12 months.
The Company files income tax returns in U.S. federal and various state jurisdictions, as well as in Italy and India. The open tax years for federal returns are 2022 and forward, and open tax years for state returns are generally 2020 and forward. In addition, net operating losses generated in closed years and utilized in open years are subject to adjustment by the tax authorities.
17. Shareholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The preferred stock has a par value of $0.0001. As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company is authorized to issue 600,000,000 shares of common stock at $0.0001 par value as of March 31, 2026. The holders of the Company’s common stock are entitled to one vote for each share held. At March 31, 2026 and December 31, 2025, there were 339,459,021 and 337,132,374, respectively, shares of common stock issued and outstanding, respectively.
Treasury Stock
The Company recorded treasury stock of $0 and $488 for the three months ended March 31, 2026 and 2025, respectively, for shares withheld from employees to cover the payroll tax liability of RSUs vested. The treasury stock was immediately retired.
DOE Warrants
The Company issued 570,000 warrants to the DOE in November 2025 to purchase shares of common stock at a price of $0.01 per share (the “DOE Warrants”). The DOE Warrants meet the requirements for equity classification guidance in ASC 815-40. The DOE Warrants are scheduled to expire November 21, 2030. There were 570,000 DOE Warrants outstanding as of March 31, 2026 and December 31, 2025.
18. Redeemable Preferred Stock
Series B Preferred Stock
Each Series B Preferred Stock has a par value of $0.0001 per share. The table below summarizes the Company’s outstanding Series B Preferred Stock as of December 31, 2025.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Redeemable Preferred Stock (cont.)

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
18. Redeemable Preferred Stock (cont.)
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
As of March 31, 2026 and December 31, 2025, all then outstanding shares of Series B Preferred Stock were classified as mezzanine equity on the Unaudited Consolidated Balance Sheets at its redemption value because it is probable of becoming redeemable. The Company recorded remeasurement of the Series B Preferred Stock, which reduces Additional paid-in capital, on the Unaudited Consolidated Statements of Shareholders' Deficit.
19. Earnings Per Share
The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share for the three months ended March 31, 2026 and 2025. Generally, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC 260, the DOE Warrants are included in basic EPS as the shares are issuable for little cash consideration. The SPA Warrant, Series B Preferred Stock, the warrants issued in 2023, May 2025 Convertible Notes and November 2025 Convertible Notes are participating securities that do not have the obligation to share in the losses of the Company. Therefore, the more dilutive of the “if-converted” and “two-class” method must be applied when calculating EPS for the common shares.
For purposes of basic EPS, the “two-class” method was applied and undistributed earnings were allocated to participating securities. These undistributed earnings were allocated based on each participating securities’ proportionate share of the total weighted-average shares outstanding.

	Three Months Ended March 31,
	2026	2025
Numerator
Net income available	$1,287,761	$95,133
Less: Undistributed earnings allocated to participating securities	(461,204)	—
Net income available to common shareholders	$826,557	$95,133
Denominator
Weighted average shares outstanding - basic	339,602,063	225,474,247
Earnings per share:
Basic	$2.43	$0.42
For purposes of diluted EPS, the more dilutive of the “treasury-stock method”, “if-converted” and “two-class” method must be applied when calculating dilutive EPS.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Earnings Per Share (cont.)

	Three Months Ended March 31,
	2026	2025
Numerator
Net income available	$1,287,761	$95,133
Effect of potentially dilutive shares:
Adjustment for interest on convertible notes	924	1,839
Adjustment for change in fair value on embedded derivatives for convertible notes	—	(15,922)
Adjustment for change in fair value on SPA Warrant	(267,230)	(42,064)
Adjustment for change in fair value on April, May and December 2023 Warrants	(179,218)	(46,896)
Adjustment for remeasurement of Series B Preferred Stock	(778,878)	(79,997)
Net income (loss) for diluted earnings per share	$63,359	$(87,907)

Denominator
Weighted-average basic common shares outstanding	339,602,063	225,474,247
Dilutive effect of convertible notes	11,074,195	13,385,305
Dilutive effect of Series B Preferred Stock	116,311,460	110,850,111
Dilutive effect of warrants	66,107,625	68,498,537
Dilutive effect of RSUs	7,981,966	8,621,012
Dilutive effect of PRSUs	2,175,288	8,017,961
Dilutive effect of stock options	1,576,336	1,521,109
Weighted-average dilutive common shares outstanding	544,828,933	436,368,282
Earnings per share:
Diluted	$0.12	$(0.20)
The following potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2026	2025
Public and private placement warrants	—	7,326,654
Contingent warrants	—	15,320,062
Stock options	42,628	1,585,056
RSUs	1,799,126	—
Convertible Notes (if converted)	—	6,142,293

Management has elected to recognize changes in the redemption value of the Series B Preferred Stock. At each balance sheet date, the redemption value of the Series B Preferred Stock will be calculated and remeasured to its redemption value. The remeasurement is recorded as a deemed dividend or contribution, which, in the absence of Retained earnings, is recognized within additional paid in capital and earnings available to common shareholders in computing basic and diluted EPS. Other potentially dilutive common shares and the related impact to earnings are considered when calculating EPS on a diluted basis.

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
The Company designs, develops, manufactures, and markets innovative zinc-based energy storage solutions for utility-scale, microgrid and C&I applications. The Company operates and holds long-lived assets in a single geographical region, with nearly all of its revenue coming from customers in the United States.
The CODM reviews financial information on a consolidated basis and uses Gross profit (loss) and Net income (loss) to assess financial performance considering budget-to-actual variances when making key decisions on how to allocate company resources.
The Company’s segment information is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Product revenue	$56,734	$9,927
Service revenue	229	530
Total revenue	56,963	10,457
Less:
Cost of goods sold	101,390	34,996
Gross profit (loss)	(44,427)	(24,539)
Less:
Research and development	10,719	6,837
Selling, general and administrative	24,095	20,995
Other segment items(a)	(588,124)	(67,507)
Net income (loss)	$508,883	$15,136
(a) Other segment items include loss from write-down of property, plant and equipment, interest expense, net, change in fair value of debt, change in fair value of warrants, change in fair value of derivatives, costs related to the Company’s debt transactions and other miscellaneous items.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Segment Reporting (cont.)
Additional segment financial information is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Segment assets	$799,324	$263,283
Depreciation and amortization	$5,394	$2,680
Interest income	$2,787	$814
Interest expense	$12,242	$6,759
Capital expenditures(b)	$35,138	$4,918
(b) Includes Intangible assets.

The following geographic area data includes nets sales based on product shipment destination.

	Three Months Ended March 31,
	2026	2025
United States	$28,076	$10,457
United Kingdom	28,887	—
Total	$56,963	$10,457
21. Subsequent Events
On May 12, 2026, the Company entered into a binding term sheet with CCM Frontier JV Holdco, LLC, an affiliate of Cerberus Capital Management, L.P. (“CCM Frontier”), providing for the formation of a joint venture focused on the development of certain energy storage and power opportunities (the “Joint Venture”). The joint venture is expected to be organized through Frontier Power USA Parent, LLC (the “JV Company”). Closing of the transactions contemplated by the term sheet is subject to the negotiation and execution of definitive agreements and the satisfaction of customary and other conditions.
Pursuant to the term sheet, at or prior to closing, CCM Frontier is expected to (i) receive founder’s equity in the form of Class A‑1 units in exchange for certain contributed contracts, relationships and platform assets, (ii) contribute $100,000 in cash in exchange for Class A‑2 units of the JV Company, and (iii) receive a warrant to purchase shares of the Company’s common stock. Concurrently, the Company is expected to contribute an amount equal to the proceeds raised in a contemplated rights offering, targeted at $150,000, in exchange for Class B units of the JV Company.
The Company’s investment in the JV Company is expected to be funded through a rights offering to holders of the Company’s common stock and certain warrants. Participants in the rights offering are expected to receive common stock and warrants to purchase additional shares of common stock, with the warrants having an exercise price set at a discount to the volume‑weighted average price of the Company’s common stock at the time of launch. CCM Frontier is expected to receive a similarly priced warrant in consideration for its cash contribution.
The completion of the Joint Venture transactions is subject to several conditions, including, among others, (i) completion of the rights offering, (ii) approval by the Company’s stockholders of an increase in authorized shares of common stock, (iii) receipt of required third‑party approvals, including consent from the U.S. Department of Energy, and (iv) execution of definitive commercial and governance agreements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and 2025 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including the financial statements and notes thereto.
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
The Company’s growth strategy contemplates increasing sales of battery energy storage systems and related software and services through a direct sales team and sales channel partners. The Company’s current and target customers include utilities, project developers, independent power producers and C&I companies.
Strategy
The Company continues to invest in the design, development and production of its next‑generation product, the Eos Z3 battery. The Z3 builds upon the same underlying electrochemistry the Company has utilized for nearly a decade. The Eos Z3 is engineered to reduce cost and weight while improving manufacturability and overall system performance. Compared to the Company’s prior Gen 2.3 product, the Z3 incorporates a more cost‑effective design, including a simplified tub structure, approximately 50% fewer cells and approximately 98% fewer welds per battery module. The Company believes the Eos Z3 will provide customers with approximately twice the energy density per square foot while maintaining the safety and reliability characteristics of the previous generation.
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
The Company believes that the simplicity, flexibility and safety characteristics of its products represent important attributes valued by the market. In addition, the Company benefits from legislative incentives, including the Inflation Reduction Act and the One Big Beautiful Bill Act ("OBBBA"), which provide production tax credits (“PTC”) for domestically manufactured battery components, as well as tax credits available to customers for projects that satisfy domestic content requirements. The Company also intends to continue working with a consortium of community organizations, universities and supply chain partners to pursue available funding opportunities under the Bipartisan Infrastructure Law of 2021.
Company Highlights
•In January 2026, the Company introduced Eos Indensity, an energy storage architecture that uses a spatial intelligence design framework to provide high density storage with flexibility and safety in constrained as well as traditional sites. The system targets up to 1 GWh per acre, roughly four times most incumbent footprints, through stackable Indensity Core units that integrate Eos Z3 battery modules with the Eos DawnOS controls platform. The modular self contained form factor enables efficient transport, simplified installation and long term serviceability. Eos Indensity can be deployed indoors or outdoors, including inside existing buildings. It addresses long duration, response driven use cases across data centers, military bases, manufacturing facilities and critical infrastructure, supported by a domestic FEOC compliant supply chain.
•In March 2026, the Company announced the appointment of Nathaniel Fick to its Board of Directors as an independent Common Class III director.
•In April 2026, the Company announced a joint development agreement with TURBINE‑X Energy, Inc. to develop and deploy private power infrastructure for AI, a new model designed to deliver firm, dispatchable energy for hyperscale data centers and other mission-critical loads on accelerated timelines.
Results of Operations
Revenue

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Revenue	$56,963	$10,457	$46,506	445%
The Company generates revenues from the delivery of its BESS and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
For the three months ended March 31, 2026, Revenue increased by $46.5 million or 445% from $10.5 million. The increase was primarily drive by an increase in deliveries, an increase in the average selling price and higher revenue from third-party materials. These increases were partially offset by a decline in service revenue.
Cost of goods sold

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Cost of goods sold	$101,390	$34,996	$66,394	190%
Cost of goods sold primarily consists of direct costs relating to labor, material and overhead directly tied to product assembly, procurement and construction (“EPC”), project delivery, commissioning and start-up test procedures. Indirect costs included in cost of goods sold are manufacturing overhead such as equipment maintenance, environmental health and safety, quality and production control procurement, transportation, logistics, depreciation and facility-related costs. As a nascent technology with a new manufacturing process that is early in its product lifecycle, the Company still faces significant costs associated with production start-up, commissioning of various components, modules and subsystems and other related costs. For the three months ended March 31, 2026 and 2025, the Company recognized $10.3 million and $1.8 million, respectively, reduction of cost of goods sold related to the IRA PTC. The Company expects its cost of goods sold to exceed revenues in the near term as it continues to scale production and prepares battery energy storage systems delivered to customers to go-live.
Cost of goods sold increased by $66.4 million or 190% from $35.0 million. The increase in Cost of goods sold was driven by significantly higher cube deliveries, higher direct and indirect labor, higher field service costs associated with increased deliveries and higher volume-driven warranty accruals.
Research and development expenses

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
R&D expenses	$10,719	$6,837	$3,882	57%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation and amortization of intangible assets.
Research and development expenses increased $3.9 million or 57% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily attributable to higher facility, materials and supplies, outside services and payroll-related costs partially offset by lower stock-based compensation costs.
Selling, general and administrative expenses

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
SG&A expenses	$24,095	$20,995	$3,100	15%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing and public company costs.
Selling, general and administrative expenses increased $3.1 million or 15% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to higher facility, marketing, insurance and payroll-related costs, partially offset by lower legal fees and stock-based compensation costs.
Loss from write-down of property, plant and equipment

	Three Months Ended March 31,
($ in thousands)	2026	2025
Loss from write-down of property, plant and equipment	$71	$561
The Company incurred a loss of $0.1 million and $0.6 million from write-down of property, plant and equipment for the three months ended March 31, 2026 and 2025, respectively. The write-downs were mainly due to design changes from the Z3-Phase 1 to Z3-Phase 2 production in which the Phase 1 production assets could not be utilized or repurposed for Phase 2 production. Additionally, the loss from write-down of property, plant and equipment contains costs for disposal of miscellaneous equipment and tooling that cannot be repurposed for more automated processes.
Interest expense

	Three Months Ended March 31,
($ in thousands)	2026	2025
Interest expense	$(12,242)	$(978)
Interest expense includes expenses for contractual interest, amortization of debt issuance costs and debt discounts, partially offset by capitalized interest costs on CIP assets and interest income.
Interest expense increased $11.3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increased principal balance under the DOE Loan Facility and interest associated with the May 2025 Convertible Notes and November 2025 Convertible Notes, which were not outstanding as of March 31, 2025.

Interest expense - related party

	Three Months Ended March 31,
($ in thousands)	2026	2025
2021 Convertible Note Payable interest and amortization	$—	$(3,942)
AFG Convertible Note interest and amortization	—	(1,839)
Interest expense, related party	$—	$(5,781)
Interest expense - related party decreased $5.8 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to the fact that the 2021 Convertible Note Payable and the AFG Convertible Note were no longer outstanding during the three months ended March 31, 2026. See Note 11, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion.
Change in fair value of debt - related party

	Three Months Ended March 31,
($ in thousands)	2026	2025
Change in fair value of debt - related party	$(4,232)	$(5,933)

The Change in fair value of debt - related party is related to the DDTL. The Change in fair value of debt - related party of $4.2 million and $5.9 million for the three months ended March 31, 2026 and March 31, 2025, respectively, primarily reflects the accretion of the DDTL resulting from the passage of time.

Change in fair value of warrants
For the three months ended March 31, 2026 and 2025, the change in fair value of warrants was composed of the items below:

	Three Months Ended March 31,
($ in thousands)	2026	2025
IPO warrants	$—	$138
April 2023 warrants	95,200	16,239
May 2023 warrants	21,864	3,725
December 2023 warrants	51,661	25,823
Change in fair value of warrants	$168,725	$45,925
The change for the three months ended March 31, 2026 and March 31, 2025 is largely driven by the Company's common stock price decrease quarter over quarter.

Change in fair value of derivatives

	Three Months Ended March 31,
($ in thousands)	2026	2025
Change in fair value of derivatives	$165,935	$—

For the three months ended March 31, 2026, the Change in fair value of derivatives of $165.9 million related to the change in fair value of the embedded derivative associated with the November 2025 Convertible Notes. The change is largely driven by the Company’s common stock price decrease quarter over quarter. The November 2025 Convertible Notes were not outstanding for the comparable period for the three months ended March 31, 2025.

Change in fair value of derivatives - related parties

	Three Months Ended March 31,
($ in thousands)	2026	2025
Change in fair value of embedded derivatives - related parties	$—	$16,934
Change in fair value of warrants - related parties	267,230	17,652
Change in fair value of derivatives - related parties	$267,230	$34,586

The Change in the fair value of derivatives - related parties, was due to the 2021 Convertible Note Payable and AFG Convertible Notes (See Note 11, Borrowings) and the Change in fair value of warrants - related parties was due to changes in fair value of our SPA Warrant and Contingent warrants (See Note 12, Warrants Liability). The change is largely driven by the Company's common stock price decrease quarter over quarter. The 2021 Convertible Note Payable and AFG Convertible Notes were not outstanding for the comparable period for the three months ended March 31, 2026.
Other expense

	Three Months Ended March 31,
($ in thousands)	2026	2025
Other expense	$(3)	$(560)
For the three months ended March 31, 2025, Other expense of $0.6 million, was primarily due to the recognition of financing issuance costs from the Credit and Securities Purchase Transaction.
Income tax expense (benefit)

	Three Months Ended March 31,
($ in thousands)	2026	2025
Income tax expense (benefit)	$5	$5
The Company incurred income tax expense for the three months ended March 31, 2026 and 2025, attributable to taxable earnings from the Company’s foreign operations which were insignificant for the periods presented.
Liquidity and Capital Resources
During the three months ended March 31, 2026, the Company incurred Net income of $508.9 million. Adjustments to reconcile the net income to cash used in operations are primarily from non-cash items on the Unaudited Condensed Consolidated Statements of Cash Flows. The non-cash items totaled $577.0 million. The Company incurred negative cash flows from operations of $119.7 million and had an accumulated deficit of $2,026.9 million as of March 31, 2026.
As of March 31, 2026, the Company had $410.7 million of unrestricted cash and cash equivalents available to fund the Company’s operations, and working capital of $464.7 million on the Unaudited Condensed Consolidated Balance Sheets. Additionally, the Company had $61.7 million of restricted cash, refer to Note 4, Cash, Cash Equivalents and Restricted Cash for further discussion.
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During the three months ended March 31, 2026, the Company did not have any significant capital transactions.
Through March 31, 2026, under the DOE Loan Facility, the Company drew down $90.9 million for the eligible project costs that the Company had incurred through June 4, 2025. These costs represent Tranche 1 of the DOE Loan Facility for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools. The Company has approximately $186.6 million of availability under the DOE Loan Facility. In the event the Company does not achieve certain funding conditions and the DOE chooses not to continue funding, the Company may need to seek alternative sources of capital, which may not be available on favorable terms or at all.
Capital Expenditures

The Company expects capital expenditures and working capital requirements to increase as it seeks to execute its growth strategy. Total capital expenditures for the three months ended March 31, 2026 and March 31, 2025 were $35.1 million and $4.9 million, respectively. See Note 6, Property, Plant and Equipment and Note 7, Intangible Assets for further discussion.
Discussion and Analysis of Cash Flows
The Company relies heavily on private placement of convertible notes, term loans, equipment financing and issuance of common stock and warrants. Our short-term working capital needs are primarily related to funding of debt interest payments, product manufacturing, research and development and general corporate expenses. The Company’s long-term working capital needs are primarily related to repayment of long-term debt obligations and capital expenses for capacity expansion and maintenance, equipment upgrades and repair of equipment.
The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented.

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Net cash used in operating activities	$(119,735)	$(28,924)	$(90,811)	314%
Net cash used in investing activities	$(35,138)	$(4,918)	$(30,220)	614%
Net cash provided by financing activities	$2,673	$42,162	$(39,489)	(94)%
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.
Net cash used in operating activities was $119.7 million for the three months ended March 31, 2026, adjusted for non-cash items of $577.0 million, primarily related to changes in fair value of warrants and derivatives, with offsets of stock compensation expense, depreciation and amortization, non-cash interest expense, and change in fair value of debt - related party. The net cash outflows from changes in operating assets and liabilities was $51.6 million, primarily driven by an increase in grant receivable of $10.3 million due to increased volumes of production, increase in contract assets of $25.5 million and decrease in contract liabilities of $8.5 million driven by revenue recognition and production, decrease in accounts payable of $14.8 million from payments made during the period, partially offset by an increase of accrued expenses of $7.2 million which was attributable to timing of payroll and various accruals at period end.
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
Cash flows from investing activities:
Net cash flows used in investing activities for the three months ended March 31, 2026 were primarily composed of payments made for purchases of property, plant and equipment of $35.1 million and minor investments in internally developed software. The increase in cash flows used in investing activities are primarily to support the growth of manufacturing facilities at our Warrendale location.
Net cash flows used in investing activities for the three months ended March 31, 2025 were primarily composed of payments made for purchases of property, plant and equipment of $4.9 million.
Cash flows from financing activities:
Net cash provided by financing activities was $2.7 million for the three months ended March 31, 2026, primarily due to the proceeds received from the exercise of warrants during the period of $3.3 million. The proceeds were partially offset by debt issuance costs of $0.5 million and payments on the equipment financing facility of $0.1 million.

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
Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of March 31, 2026, this is composed of the following:
•Future lease payments, including interest, under non-cancellable operating and financing leases of $60.2 million. The leases expire at various dates prior to 2030.
•Principal and Interest payments related to the following debt obligations (see Note 11, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report):

Future Debt Payments
Delayed Draw Term Loan - due June 2034 (1) (2)	$348,386
DOE Loan Facility - due June 2034 (1) (2)	120,284
May 2025 Convertible Notes - due June 2030	65,187
November 2025 Convertible Notes - due December 2031	663,204
Total	$1,197,061
(1) As of March 31, 2026, the Company is obligated to repay future contractual interest payments for these borrowings in-kind.
(2) The DDTL and DOE Loan Facility contain Springing Maturity dates that could make the debt due March 14, 2030.
Critical Accounting Estimates (“CAE”)
The Company’s Unaudited Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP). In preparing the Company’s Unaudited Condensed Consolidated Financial Statements, management makes assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations.
There have been no material changes in the CAE’s in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk exposures for the three months ended March 31, 2026, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2025.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Class Action Complaints
On March 6, 2026, a class action lawsuit (the “Yung Complaint”) was filed in the United States District Court of New Jersey by plaintiff Shui Shing Yung against the Company and two individual officers: the Company’s Chief Executive Officer and its Chief Financial Officer (with the Company, the “Yung Defendants”). The Yung Complaint alleges that the Yung Defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Company intends to vigorously contest this matter.
On March 13, 2026, a shareholder derivative lawsuit (the “Berger Complaint”) was filed in the United States District Court of the District of New Jersey by plaintiff Paul Berger against certain defendants including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and nine of the Company’s current Directors (the “Berger Defendants”). The Berger Complaint alleges that the Berger Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Company intends to vigorously contest this matter.
On March 25, 2026, a shareholder derivative lawsuit (the “Skaff Complaint”) was filed in the United States District Court of the District of New Jersey by plaintiff Ronald F. Skaff against certain defendants including the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and nine of the Company’s current Directors (the “Skaff Defendants”). The Skaff Complaint alleges that the Skaff Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Company intends to vigorously contest this matter.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no additional material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Rule 10b5-1 Trading Plans
On March 12, 2026, Joseph Mastrangelo, Chief Executive Officer, terminated his sell-to-cover Rule 10b5-1 trading plan. No other directors or officers have adopted, terminated or modified any trading plans.

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-Q	File No. 001-39291	3.2	May 14, 2024

3.3	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.1	May 19, 2022

3.4	Series A-1 Preferred Stock Certificate of Designation	Form 8-K	File No. 001-39291	3.1	June 24, 2024

3.5	Series A-2 Preferred Stock Certificate of Designation.	Form 8-K	File No. 001-39291	3.1	August 30, 2024

3.6	Certificate of Designation of Series B-1 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	September 12, 2024

3.7	Certificate of Designation of Series B-2 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.2	September 12, 2024

3.8	Certificate of Designation of Series B-3 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	November 4, 2024

3.9	Certificate of Designation of Series B-4 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	January 27, 2025

10.1	Second Amendment to Loan Guarantee Agreement, dated February 13, 2026, by and between Eos Energy Enterprises, Inc. and the United States Department of Energy	Form 8-K	File No. 001-39291	10.1	February 17, 2026

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

EOS ENERGY ENTERPRISES, INC.

Date: May 13, 2026	By:	/s/ Joseph Mastrangelo
	Name:	Joseph Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Nathan Kroeker
	Name:	Nathan Kroeker
	Title:	Interim Chief Financial Officer (Principal Financial Officer)