Form 10-Q
period 2026-06-30
Eos Energy Enterprises, Inc.
filed 2026-08-05
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

Commission file number 001-39291
EOS ENERGY ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware			84-4290188
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

Two Allegheny Center Nova Tower 2	Pittsburgh	PA	15212
(Address of Principal Executive Offices)			(Zip Code)
(732) 225-8400
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	EOSE	The Nasdaq Stock Market LLC
Warrant, each whole warrant exercisable to purchase one share of Common Stock at an exercise price of $5.481	EOSEW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 364,167,744 shares of common stock as of August 3, 2026.

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
•risks associated with the Department of Energy Loan Facility and the Credit Agreement (each as defined below), including risks of default, dilution of outstanding common stock, consequences for failure to meet milestones and contractual lockup of shares;
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

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$305,491	$567,992
Restricted cash	43,579	34,636
Accounts receivable, net	8,117	6,779
Accounts receivable - related party	5,516	—
Inventory	74,990	59,026
Vendor deposits	16,118	11,756
Contract assets, current	15,877	13,972
Prepaid expenses	3,243	2,701
Grant receivable, net	33,826	11,028
Other current assets	7,243	590
Total current assets	514,000	708,480

Property, plant and equipment, net	177,453	114,415
Intangible assets, net	1,507	979
Goodwill	4,331	4,331
Operating lease right-of-use asset, net	20,727	20,420
Long-term restricted cash	15,000	21,938
Other assets, net	173,761	14,634
Total assets	$906,779	$885,197

LIABILITIES
Current liabilities:
Accounts payable	$105,598	$99,915
Accrued expenses	42,469	25,794
Operating lease liability, current	1,781	1,960
Long-term debt, current	—	372
Contract liabilities, current	7,912	14,975
Other current liabilities	126	524
Total current liabilities	157,886	143,540

Long-term liabilities:
Operating lease liability	21,926	19,182
Long-term debt	453,835	662,467
Notes payable - related party	163,283	150,427
Contract liabilities, long-term	1,974	2,506
Warrants liability	135,362	313,253
Warrants liability - related party	254,031	470,715
Other liabilities	36,044	427
Total long-term liabilities	1,066,455	1,618,977
Total liabilities	1,224,341	1,762,517

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025

COMMITMENTS AND CONTINGENCIES (NOTE 15)

SERIES B PREFERRED STOCK - related party	713,222	1,361,542

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 800,000,000 shares authorized, 340,592,001 and 337,132,374 shares outstanding on June 30, 2026 and December 31, 2025, respectively	32	32
Additional paid in capital	1,406,730	427,722
Accumulated deficit	(2,302,646)	(2,535,819)
Accumulated other comprehensive loss - related party	(134,897)	(130,807)
Accumulated other comprehensive (loss) income	(3)	10
Total shareholders' deficit	(1,030,784)	(2,238,862)
Total liabilities, preferred stock and shareholders' deficit	$906,779	$885,197
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$13,741	$15,236	$70,704	$25,693
Revenue - related party	55,034	—	55,034	—
Total revenue	68,775	15,236	125,738	25,693
Cost of goods sold	117,576	46,189	218,966	81,185
Gross profit (loss)	(48,801)	(30,953)	(93,228)	(55,492)
Operating expenses
Research and development expenses	10,505	7,201	21,224	14,038
Selling, general and administrative expenses	24,500	25,488	48,595	46,483
Loss from write-down of property, plant and equipment	5	205	76	766
Total operating expenses	35,010	32,894	69,895	61,287
Operating income (loss)	(83,811)	(63,847)	(163,123)	(116,779)
Other income (expense)
Interest expense	(11,972)	(2,980)	(24,214)	(3,958)
Interest expense - related parties	—	(4,510)	—	(10,291)
Interest income	3,654	851	6,441	1,665
Change in fair value of debt - related party	(4,534)	31,615	(8,766)	25,682
Change in fair value of warrants	(22,585)	(57,936)	146,140	(12,011)
Change in fair value of derivatives	(70,447)	—	95,488	—
Change in fair value of derivatives - related parties	(50,546)	(76,455)	216,684	(41,869)
Loss on debt extinguishment	—	(49,063)	—	(49,063)
Loss on contingently issuable securities	(35,662)	—	(35,662)	—
Other income (expense)	206	(606)	203	(1,166)
(Loss) income before income taxes	(275,697)	(222,931)	$233,191	$(207,790)
Income tax expense	13	6	18	11
Net (loss) income attributable to shareholders	(275,710)	(222,937)	$233,173	$(207,801)
Remeasurement of Preferred Stock - related party	(130,558)	(21,385)	648,320	58,612
Down round deemed dividend	—	(4,456)	—	(4,456)
Net (loss) income applicable to common stock	$(406,268)	$(248,778)	$881,493	$(153,645)

Other comprehensive (loss) income
Change in fair value of debt - credit risk - related party	$(45,629)	$(6,224)	$(4,090)	$(6,224)
Foreign currency translation adjustment	(3)	14	(13)	21
Comprehensive (loss) income attributable to common shareholders	$(451,900)	$(254,988)	$877,390	$(159,848)

Net (loss) income available to common shareholders (NOTE 20)	$(406,268)	$(248,778)	$566,165	$(153,645)

Basic and diluted (loss) income per share attributable to common shareholders
Basic	$(1.20)	$(1.05)	$1.67	$(0.66)
Diluted	$(1.20)	$(1.05)	$(0.26)	$(0.66)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share amounts)
For the three and six months ended June 30, 2026 and 2025

Weighted average shares of common stock
Basic	339,799,132	237,741,328	339,920,441	231,616,540
Diluted	339,799,132	237,741,328	531,673,873	231,616,540
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances on March 31, 2025	227,049,683	$23	$647,863	$(43,489)	$(1,546,580)	$(942,183)
Stock-based compensation	—	—	6,664	—	—	6,664
Exercise of warrants	500,000	—	2,370	—	—	2,370
Release of restricted stock units and performance-based restricted stock units	7,364,338	—	—	—	—	—
Issuance of common stock	21,562,500	2	80,712	—	—	80,714
Remeasurement of Preferred Stock - related party	—	—	(21,385)	—	—	(21,385)
Foreign currency translation adjustment	—	—	—	14	—	14
Change in fair value of debt - credit risk - related party	—	—	—	(6,224)	—	(6,224)
Down round deemed dividend	—	—	4,456	—	(4,456)	—
Net loss	—	—	—	—	(222,937)	(222,937)
Balances on June 30, 2025	256,476,521	$25	$720,680	$(49,699)	$(1,773,973)	$(1,102,967)

Balances on March 31, 2026	339,459,021	$32	$1,247,734	$(89,268)	$(2,026,936)	$(868,438)
Stock-based compensation	—	—	6,031	—	—	6,031
Exercise of stock options	213,441	—	71	—	—	71
Release of restricted stock units and performance-based restricted stock units	1,053,364	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(133,825)	—	(813)	—	—	(813)
Remeasurement of Preferred Stock - related party	—	—	(130,558)	—	—	(130,558)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Change in fair value of debt - credit risk - related party	—	—	—	(45,629)	—	(45,629)
Reclassification of November 2025 Convertible Note embedded derivative	—	—	133,231	—	—	133,231
Warrants issuable	—	—	151,034	—	—	151,034
Net loss	—	—	—	—	(275,710)	(275,710)
Balances on June 30, 2026	340,592,001	$32	$1,406,730	$(134,900)	$(2,302,646)	$(1,030,784)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances on December 31, 2024	221,791,205	$23	$534,726	$(43,496)	$(1,561,716)	$(1,070,463)
Stock-based compensation	—	—	14,111	—	—	14,111
Exercise of warrants	4,893,102	—	28,232	—	—	28,232
Exercise of stock options	198,398	—	319	—	—	319
Release of restricted stock units and performance-based restricted stock units	8,113,754	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(82,438)	—	(488)	—	—	(488)
Issuance of common stock	21,562,500	2	80,712	—	—	80,714
Remeasurement of Preferred Stock - related party	—	—	58,612	—	—	58,612
Foreign currency translation adjustment	—	—	—	21	—	21
Change in fair value of debt - credit risk - related party	—	—	—	(6,224)	—	(6,224)
Down round deemed dividend	—	—	4,456	—	(4,456)	—
Net loss	—	—	—	—	(207,801)	(207,801)
Balances on June 30, 2025	256,476,521	$25	$720,680	$(49,699)	$(1,773,973)	$(1,102,967)

Balances on December 31, 2025	337,132,374	$32	$427,722	$(130,797)	$(2,535,819)	$(2,238,862)
Stock-based compensation	—	—	12,131	—	—	12,131
Exercise of warrants	2,050,000	—	35,031	—	—	35,031
Exercise of stock options	213,761	—	74	—	—	74
Release of restricted stock units and performance-based restricted stock units	1,329,691	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(133,825)	—	(813)	—	—	(813)
Remeasurement of Preferred Stock - related party	—	—	648,320	—	—	648,320
Foreign currency translation adjustment	—	—	—	(13)	—	(13)
Change in fair value of debt - credit risk - related party	—	—	—	(4,090)	—	(4,090)
Reclassification of November 2025 Convertible Note embedded derivative	—	—	133,231	—	—	133,231
Warrants issuable	—	—	151,034	—	—	151,034
Net income	—	—	—	—	233,173	233,173
Balances on June 30, 2026	340,592,001	$32	$1,406,730	$(134,900)	$(2,302,646)	$(1,030,784)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$233,173	$(207,801)
Adjustment to reconcile net income to net cash used in operating activities
Stock-based compensation	12,085	14,701
Depreciation and amortization	11,461	5,615
Loss on debt extinguishment	—	49,063
Loss from write-down of property, plant and equipment	76	766
Amortization of right-of-use assets	1,522	805
Non-cash interest expense	17,236	3,826
Non-cash interest expense - related parties	—	10,291
Change in fair value of debt - related party	8,766	(25,682)
Change in fair value of warrants	(146,140)	12,011
Change in fair value of derivatives	(95,488)	—
Change in fair value of derivatives - related parties	(216,684)	41,869
Loss on contingently issuable securities	35,662	—
Other	669	(6,317)
Changes in operating assets and liabilities:
Prepaid expenses	(542)	(1,067)
Inventory	(16,577)	(90)
Accounts receivable	(1,398)	(424)
Accounts receivable - related parties	(5,516)	—
Vendor deposits	(5,925)	(5,093)
Contract assets	(7,369)	(2,776)
Grant receivable	(22,798)	(4,306)
Accounts payable	12,461	10,165
Accrued expenses	7,450	(1,273)
Operating lease liabilities	736	(961)
Contract liabilities	(7,595)	13,188
Other	(7,018)	(1,556)
Net cash used in operating activities	(191,753)	(95,046)

Cash flows from investing activities
Investment in internally developed software	(76)	—
Purchases of property, plant and equipment	(70,475)	(11,959)
Net cash used in investing activities	(70,551)	(11,959)

Cash flows from financing activities
Principal payments on finance lease obligations	(45)	(22)
Proceeds from exercise of stock options	74	319
Proceeds from exercise of warrants	3,280	7,829
Proceeds from the issuance of May 2025 Convertible Notes, net of discount	—	240,000

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2026	2025
Proceeds received from Credit and Securities Purchase Transaction, net - related party	—	38,475
Payment of debt issuance costs	(566)	(2,836)
Payoff of notes payable - related parties	—	(180,940)
Payment of debt extinguishment costs	—	(680)
Return of debt repurchase premium	—	5,000
Repayment of equipment financing facility	(122)	(912)
Proceeds from issuance of common stock	—	81,075
Repurchase of shares from employees for income tax withholding purposes	(813)	(488)
Net cash provided by financing activities	1,808	186,820

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)

Net (decrease) increase in cash, cash equivalents and restricted cash	(260,496)	79,813
Cash, cash equivalents and restricted cash, beginning of the period	624,566	103,362
Cash, cash equivalents and restricted cash, end of the period	$364,070	$183,175

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$21,919	$13,872
Accrued and unpaid investment in internally developed software	$632	$—
Accrued direct costs for equity-method investment	$530	$—
Warrants issuable for formation of joint venture	$151,034	$—
Paid-in kind interest added to principal	$2,217	$4,576
Accrued and unpaid debt issuance costs	$28	$2,797
Accrued and unpaid equity issuance costs	$2,188	$—
Down round deemed dividend	$—	$4,456
Remeasurement of preferred stock - related party	$(648,320)	$(58,612)
Fixed assets acquired with finance lease	$24	$—
Right-of-use operating lease assets in exchange for lease liabilities	$1,829	$520
Reclassification of embedded derivative to additional paid in capital	$133,231	$—

Supplemental disclosures
Cash paid for interest	$7,147	$127
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.Overview
Nature of Operations
Eos Energy Enterprises, Inc. (the “Company,” “we,” “us,” “our,” and “Eos”) designs, develops, manufactures and markets innovative energy storage solutions for utility-scale, microgrid and commercial & industrial (“C&I”) applications. Eos developed a broad range of intellectual property with multiple patents covering unique battery chemistry, mechanical product design, energy block configuration and a software operating system (Battery Management System). The Company has only one operating and reportable segment. See Note 21, Segment Reporting, for further discussion.
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
On December 4, 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. In the absence of such guidance, many for-profit entities historically have analogized to other GAAP, including IAS 20 or ASC 958-605, when accounting for government grants. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2028, for public business entities. Early adoption is permitted. The Company is currently assessing its plans for adoption and evaluating the potential impact this amendment could have on its financial statements and related disclosures.
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
3. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning and extended warranty services. Product revenues, which are generally recognized at a point in time, and service revenues, which are generally recognized over time, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue	$12,714	$14,055	$69,448	$23,982
Product revenue - related party	55,034	—	55,034	$—
Service revenue	1,027	1,181	1,256	$1,711
Total revenues	$68,775	$15,236	$125,738	$25,693
For the three months ended June 30, 2026, the Company had two customers who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 97.7% of the total revenue. For the six
13

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Revenue Recognition (cont.)
months ended June 30, 2026, the Company had two customers who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 86.6% of the total revenue.
For the three months ended June 30, 2025, the Company had three customers who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 85.7% of the total revenue. For the six months ended June 30, 2025, the Company had five customers who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 97.4% of the total revenue.
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

	June 30, 2026	December 31, 2025
Contract assets	$22,850	$15,488
Contract liabilities	$9,886	$17,481
Contract assets increased by $7,362, net, during the six months ended June 30, 2026, due to recognition of revenues for which invoicing has not yet occurred.
The following table provides information about changes in Contract liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contract liabilities, beginning of the period	$8,952	$43,413	$17,481	$26,349
Amounts in beginning balance recognized in revenue	(395)	(6,115)	(10,637)	(11,113)
Revenue recognized in current period	(49,628)	(9,750)	(49,928)	(11,251)
Advance payments received from customers	50,957	11,989	52,970	35,552
Contract liabilities, end of the period	$9,886	$39,537	$9,886	$39,537
Contract liabilities of $7,912 as of June 30, 2026, are expected to be recognized within the next twelve months and long-term contract liabilities of $1,974 are expected to be recognized as revenue in greater than twelve months. Contract assets of $15,877 as of June 30, 2026, are expected to be reclassified to accounts receivable within the next twelve months and long-term contract assets of $6,973 are expected to be reclassified to accounts receivable in greater than twelve months.
Remaining Performance Obligations
Remaining performance obligations (“RPO”) represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. The Company expects to recognize revenue related to the RPOs as the performance obligations are satisfied in accordance with the Company’s revenue recognition policy, which can be found in Note 2, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, the Company's remaining performance obligations, excluding contracts that will be satisfied in less than one year, were approximately $34,001. The Company expects to recognize revenue of approximately 79% of the remaining performance obligations over the next twelve months, with the remainder recognized thereafter.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Cash, Cash Equivalents and Restricted Cash
Restricted cash - current as of June 30, 2026, consists of (i) accounts related to the DOE Loan Facility for reserves related to warranty claims, debt servicing, the Davis Bacon Act, secured letters of credit, escrow deposits related to U.S. Custom Bonds insurance and escrow deposits related to our credit card program agreements and (ii) the interest reserve account maintained pursuant to the second Limited Consent Agreement between the Company and the DOE (the “Second DOE Limited Consent Agreement”), which is equivalent to twelve months of interest payments of the May 2025 Convertible Notes and the November 2025 Convertible Notes.
Restricted cash - current as of June 30, 2025, consists of accounts related to the DOE Loan Facility for reserves related to warranty claims, debt servicing, the Davis Bacon Act and secured letters of credit.
Long-term restricted cash as of June 30, 2026, relates to, as defined in the credit and guaranty agreement (“Credit Agreement”), the Minimum Liquidity covenant. Under the Minimum Liquidity covenant, as defined in the Credit Agreement and the DOE Loan Facility, the Company shall not permit cash and cash equivalents at any time be less than $15,000.
Long-term restricted cash as of June 30, 2025, relates to the Minimum Liquidity covenant, prior to the first tranche funding the Minimum Liquidity covenant, the Company shall not permit cash and cash equivalents at any time be less than $15,000. On May 28, 2025, the Company and the DOE entered into a Limited Consent Agreement (“DOE Limited Consent Agreement”), in which the remainder of Long-term restricted cash relates to an interest reserve account maintained pursuant to the DOE Limited Consent Agreement equivalent to one year of interest expense of the May 2025 Convertible Notes. Restricted cash per the DOE Limited Consent Agreement shall be reduced by the amounts of any actual interest payments made for the May 2025 Convertible Notes, but shall not be less than all interest payments on the May 2025 Convertible Notes due within 12 months.
The following table reconciles reported amounts from the Unaudited Condensed Consolidated Balance Sheets to Cash, Cash Equivalents and Restricted Cash reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$305,491	$120,225
Restricted cash - current	43,579	31,830
Long-term restricted cash	15,000	31,120
Total cash, cash equivalents and restricted cash	$364,070	$183,175
5. Inventory
The following table provides information about Inventory balances:

	June 30, 2026	December 31, 2025
Raw materials	$52,648	$44,501
Work-in-process	21,726	13,701
Finished goods	616	824
Total Inventory	$74,990	$59,026

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
6. Property, Plant and Equipment, Net
The following table provides information about Property, plant and equipment, net balances:

	Estimated Useful lives			June 30, 2026	December 31, 2025
Equipment	5	-	10 years	$117,652	$79,272
Furniture	5	-	10 years	4,039	3,149
Leasehold improvements	Lesser of useful life/ remaining lease			14,405	14,146
Tooling	2	-	3 years	17,850	16,192
Construction in progress (“CIP”)				69,073	36,644
Total				223,019	149,403
Less: Accumulated depreciation				(45,566)	(34,988)
Total property, plant and equipment, net				$177,453	$114,415
Depreciation expense related to property, plant and equipment was $5,978 and $2,910 for the three months ended June 30, 2026 and 2025, and $11,281 and $5,566 for the six months ended June 30, 2026 and 2025, respectively.
The Company recorded a loss from write-down of property, plant and equipment of $5 and $205 for the three months ended June 30, 2026 and 2025, and $76 and $766 for the six months ended June 30, 2026 and 2025, respectively.
For the three and six months ended June 30, 2026, capitalized interest costs recognized was $1,717 and $2,741, respectively. For the three and six months ended June 30, 2025, capitalized interest costs recognized was $357.
7. Intangible Assets
Intangible assets consisted of various patents and internal-use software. The patents are determined to have useful lives and are amortized into the results of operations over ten years. The internal-use software has a useful life and is amortized into the results of operations over three years.

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$400	$300	$100	$400	$280	$120
Internal-Use Software	1,793	386	1,407	1,085	226	859
Total Intangible Assets	$2,193	$686	$1,507	$1,485	$506	$979
The Company recorded amortization expense of $90 and $25 for the three months ended June 30, 2026 and 2025, and $180 and $49 for the six months ended June 30, 2026 and 2025, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
7. Intangible Assets (cont.)
Estimated future amortization expense of intangible assets as of June 30, 2026 are as follows:

Amortization Expense
Remainder of 2026	$198
2027	588
2028	504
2029	217
2030	—
Thereafter	—
$1,507
8. Other Assets
Other assets were as follows:

	June 30, 2026	December 31, 2025
Capitalizable joint venture costs(1)	$151,564	$—
DOE deferred loan costs	8,990	8,785
Contract assets	6,973	1,516
Other	6,234	4,333
Total other assets	$173,761	$14,634
(1) The capitalizable joint venture costs represent warrants to be issued to CCM Frontier JV Holdco, LLC and HBC MSF Capital Solutions Blocker II LLC as part of the formation of Frontier Power USA Parent, LLC. See Note 22 Subsequent Events. These warrants were legally binding and are recognized as of June 30, 2026 under ASC 815-40.
9. Accrued Expenses
Accrued expenses were as follows:

	June 30, 2026	December 31, 2025
Accrued payroll	$10,282	$4,471
Warranty reserve (1)	12,690	9,469
Accrued legal and professional expenses	3,362	1,570
Provision for contract losses	4,571	6,138
Accrued interest	986	1,196
Accrued capital expenditures	6,802	500
Other	3,776	2,450
Total accrued expenses	$42,469	$25,794
(1) Refer to the table below for the warranty reserve activity for the three and six months ended June 30, 2026.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. Accrued Expenses (cont.)
The following table summarizes warranty reserve activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warranty reserve - beginning of period	$9,533	$4,753	$9,469	$5,102
Additions for current period deliveries	2,170	689	4,259	1,096
Changes in the warranty reserve estimate	992	543	(923)	543
Warranty costs incurred	(5)	(68)	(115)	(824)
Warranty reserve - end of period	$12,690	$5,917	$12,690	$5,917
10. Government Grants
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
The PTC is recorded as the applicable items become finished goods and the conditions in the preceding paragraph are met. The PTC credits are recognized at, and subsequently adjusted to, their net realizable value, which represents the amount expected to be received.
The Company recognized PTC credits of $12,457 and $4,562 for the three months ended June 30, 2026 and 2025, and $22,798 and $6,361 for the six months ended June 30, 2026 and 2025, respectively, as a reduction of cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of June 30, 2026, and December 31, 2025, grant receivable related to the PTC in the amount of $33,826 and $11,028, respectively, is recorded in the Unaudited Condensed Consolidated Balance Sheets.

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
The Company incurred fees from three vendors affiliated with Cerberus for the period ending June 30, 2026 and two vendors affiliated with Cerberus for the periods ending and June 30, 2025, included in Cost of goods sold, Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and Intangible assets, net in the Unaudited Condensed Consolidated Balance Sheets. These expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advisory fees	$770	$1,821	$1,090	$2,491
Manufacturing costs	—	1,133	—	1,374
As of June 30, 2026 and December 31, 2025, amounts due to these vendors affiliated with Cerberus were $729 and $285, respectively. These amounts are included in Accounts payable and Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets.
In June 2026, the Company entered into a revenue contract with a related party. For the three and six months ended June 30, 2026, the Company recognized revenue from related parties of $55,034 in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of June 30, 2026, the Company had Accounts receivable - related party of $5,516 included within the Unaudited Condensed Consolidated Balance Sheets.
12. Borrowings
The Company’s debt obligations consist of the following:

			June 30, 2026		December 31, 2025
	Maturity Date	Effective Interest Rate	Principal Outstanding	Carrying Value*	Principal Outstanding	Carrying Value*
Delayed Draw Term Loan	June 2034(1)	N/A	$201,382	$163,283	$194,419	$150,427
Notes payable - related party			201,382	163,283	194,419	150,427
Equipment financing facility	April 2026	16.2%	—	—	372	372
May 2025 Convertible Notes	June 2030	7.8%	50,000	48,217	50,000	48,044
November 2025 Convertible Notes	December 2031	14.2%	600,000	317,895	600,000	530,096
DOE Loan Facility	June 2034(1)	7.7%(2)	96,902	87,723	94,685	84,327
Total borrowings			948,284	617,118	939,476	813,266
Current portion			—	—	372	372
Total borrowings, non-current			$948,284	$617,118	$939,104	$812,894
*Carrying value as of June 30, 2026 includes unamortized deferred financing costs and unamortized discounts, except for the Delayed Draw Term Loan, which is carried at fair value. Carrying value as of December 31, 2025 includes unamortized deferred financing costs, unamortized discounts and fair value of embedded derivative liabilities, except for the Delayed Draw Term Loan, which is carried at fair value.
(1) The DDTL and DOE Loan Facility contain Springing Maturity Dates that could make the debt due March 14, 2030.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
(2) This represents a weighted average of both draws under the DOE Loan facility. The first draw has a effective interest rate of 7.6% and the second draw has an effective interest rate of 8.0%.
2021 Convertible Note Payable – Related Party
On July 6, 2021, the Company entered into an investment agreement with Spring Creek Capital, LLC, a wholly-owned, indirect subsidiary of Koch Industries. This investment agreement was entered into with B. Riley Securities, Inc., a related party that acted as a placement agent. The investment agreement provides for the issuance and sale to Koch Industries of the 2021 Convertible Note in the aggregate principal amount of $100,000. The maturity date of the 2021 Convertible Notes was June 30, 2026, subject to earlier conversion, redemption or repurchase.
Interest expense recognized on the 2021 Convertible Note is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$—	$1,229	$—	$3,072
Amortization of debt discount	—	1,315	—	3,230
Amortization of debt issuance costs	—	127	—	311
Total	$—	$2,671	$—	$6,613
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
AFG Convertible Notes - Related Party
In January 2023, the Company issued and sold $13,750 in aggregate principal amount of 26.5% Convertible Senior PIK Notes due 2026 (“AFG Convertible Notes”) to Great American Insurance Company, Ardsley Partners Renewable Energy, LP, CCI SPV III, LP, Denman Street LLC, John B. Bending Irrevocable Children’s Trust, John B. Berding and AE Convert, LLC (the "Affiliated Purchasers") (together, the “Purchasers”). AE Convert LLC, a Delaware limited liability company was managed by Russell Stidolph, a related party as Mr. Stidolph was a director of the Company. The AFG Convertible Notes bear interest at a rate of 26.5% per annum, as amended, to be reduced to 7.0%, commencing on June 30, 2026 (the “Original Maturity Date”), which was entirely paid-in-kind (“PIK Interest”) semi-annually in arrears on June 30 and December 30. It was expected that the AFG Convertible Notes would have matured on September 30, 2034, subject to earlier conversion, redemption or repurchase. The AFG Convertible Notes were convertible into shares of the Company’s common stock, par value $0.0001 per share, based on an initial conversion price of approximately $1.67 per share subject to customary anti-dilution and other adjustments. The Company had the right to settle conversions in shares of common stock, cash, or any combination thereof.
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
At the Special Meeting of Stockholders of the Company, held on October 16, 2025, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rules, including, but not limited to, Rule 5635, the Company’s issuance of shares of the Company’s common stock to the Affiliated Purchaser upon redemption or conversion of the AFG Convertible Notes pursuant to the AFG Indenture as supplemented by the First Supplemental Indenture. After obtaining the stockholder approval, the Company issued a notice of redemption to the Affiliated Purchaser on October 24, 2025 for all outstanding AFG Convertible Notes held by the Affiliated Purchaser, pursuant to which the Company intended to fully redeem the remaining AFG Convertible Notes on November 10, 2025 for a redemption price equal to the then current capitalized principal amount of the AFG Convertible Notes plus the aggregate amount of all accrued and unpaid or uncapitalized interest payments on the capitalized principal amount of the AFG Convertible Notes that the Affiliated Purchaser would have been entitled to receive had the AFG Convertible Notes remained outstanding at the Original Maturity Date. On October 28, 2025, in accordance with the terms of the AFG Indenture and the notice of redemption, the Affiliated Purchaser opted to exercise its conversion right to convert all of its outstanding AFG Convertible Notes into shares of Common Stock at a conversion rate equal to 598.8024 shares of Common Stock per $1,000 capitalized principal amount of AFG Convertible Notes. During the fourth quarter of 2025, the Company issued 2,863,291 shares of Common Stock to the Affiliated Purchaser.
Interest expense recognized on the AFG Convertible Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$—	$1,481	$—	$2,962
Amortization of debt discount	—	279	—	558
Amortization of issuance costs	—	79	—	158
Total	$—	$1,839	$—	$3,678
Delayed Draw Term Loan (“DDTL”)
Under the terms of the Credit Agreement the Company entered into a multi-draw facility (the “Delayed Draw Term Loan” or “DDTL”) on June 21, 2024, with CCM Denali Debt Holdings, LP, the Company drew an aggregate principal amount of $210,500 through multiple tranches upon satisfaction of the applicable milestone requirements. The draws were subject to a 5.0% original issue discount and applicable lender fees. The total net proceeds was approximately $198,800. Additionally, as part of the strategic investment under the Credit and Guaranty Agreement, the Company may access a $105,000 revolving facility at the sole discretion of the Lenders’ as the Delayed Draw Term Loan has been fully funded as of January 24, 2025.

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
The Credit Agreement, as amended, contains the following financial covenants, including (each as defined in the Credit Agreement, as amended):
•Minimum Consolidated EBITDA - not applicable for June 30, 2026.
•Minimum Consolidated Revenue - not applicable for June 30, 2026.
•Minimum Liquidity

As of and for the three months ended June 30, 2026, the Company was in compliance with the Minimum Liquidity financial covenant.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Loss) Gain on change in fair value(a)	$(4,534)	$31,615	$(8,766)	$25,682
Loss attributable to changes in instrument-specific credit risk(b)	$(45,629)	$(6,224)	$(4,090)	$(6,224)
(a) This is included in Change in fair value of debt - related party on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
(b)This is included in Change in fair value of debt - credit risk - related party in Accumulated other comprehensive (loss) income.
The Company did not separately report interest expense attributable to the DDTL because such interest was included in the determination of the fair value of the Note. See Note 14, Fair Value Measurement for the assumptions used to determine the fair value of the Delayed Draw Term Loan at issuance and at June 30, 2026.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Maturity - The Maturity Date is defined as the earlier of (i) June 15, 2034, and (ii) the date that all the loans shall become due and payable in full, whether by acceleration or otherwise; provided that, if on any Springing Maturity Date any Convertible Notes remain outstanding, the Maturity Date shall instead be the Springing Maturity. The Springing Maturity Date is defined as the 91st day prior to the date on which any convertible note may be redeemed, repurchased, converted, or exchanged in satisfaction of the obligations (“Convertible Note Maturity”). As of June 30, 2026, the May 2025 Convertible Notes and November 2025 Convertible Notes, remain outstanding and are scheduled to mature on June 15, 2030 and December 1, 2031 respectively.
Modification of the DDTL - In accordance with applicable accounting standards, the prepayment and Cerberus Amendments were evaluated under the debt modification and extinguishment guidance in ASC 470-50, Debt - Modification and Extinguishments during the three and six months ended June 30, 2025. The Cerberus Amendments did not qualify for the extinguishment accounting under ASC 470-50 as a whole, and were accounted for as a modification. The total prepayment of $50,000 as required by Second Credit Agreement Amendment was accounted for as a partial extinguishment. The loss on partial extinguishment was $38,375 after reclassification of accumulated other Comprehensive (Loss) Income through earnings for $16,245 was recognized during the three and six months ended June 30, 2025.
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
As of June 30, 2026 and December 31, 2025, total equipment financing carrying value was $0 and $372, respectively of which $0 and $372 are recorded as a current liability on the Unaudited Condensed Consolidated Balance Sheets, respectively. The Equipment Financing Facility was terminated in March 2026.
Interest expense attributable to the equipment financing agreement was $— and $52 for the three and six months ended June 30, 2026 and $53 and $136 or the three and six months ended June 30, 2025, respectively.
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
Interest expense recognized on the May 2025 Convertible Notes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$844	$1,223	$1,688	$1,223
Amortization of debt discount	85	115	159	115
Amortization of debt issuance costs	7	10	14	10
Total	$936	$1,348	$1,861	$1,348

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
The carrying value for the May 2025 Convertible Notes is as follows:

	June 30, 2026	December 31, 2025
Principal	$50,000	$50,000
Unamortized debt discount	(1,640)	(1,799)
Unamortized debt issuance costs	(143)	(157)
Aggregate carrying value	$48,217	$48,044
The Company is obligated to repay all contractual interest attributable to the May 2025 Convertible Notes on a semi-annual basis in cash. As of June 30, 2026 and December 31, 2025, $141 of interest payable attributable for the May 2025 Convertible Notes was included in Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets.
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
Embedded Derivatives - The November 2025 Convertible Notes include certain embedded features, such as provisions for fundamental change, additional interest, special interest, conversion feature and indemnification. In accordance with ASC 815, the Company assessed these embedded features to determine whether bifurcation and separate accounting as derivatives was required. The Company concluded the embedded features meet the bifurcation criteria because the economic characteristics and the risks of the embedded features are not clearly and closely related to the debt host, the host is not remeasured at fair value and the embedded features would meet the definition of a derivative if freestanding. The Company also evaluated indexation and equity classification guidance with respect to the conversion feature. Although the conversion feature is considered indexed to the Company's own stock, it did not qualify for equity classification at issuance, as prior to the first date on which the Company reserves the maximum number of convertible shares, and before shareholder approval is obtained to authorize additional shares, all conversions were required to be cash-settled, and shareholder approval to increase authorized shares was not solely within the Company's control. As a result, the conversion feature did not qualify for the derivative scope exception in ASC 815 at issuance. At issuance, the Company recognized the embedded derivative at its fair value, with an offset to debt discount. The embedded derivative was remeasured at fair value each reporting period, and changes in fair value are recognized in Change in fair value of derivatives on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
On June 3, 2026 at the annual meeting of stockholders, the stockholders of the Company approved the amendment to the Company’s Certificate of Incorporation to increase the number of shares of authorized common stock from 600,000,000 to 800,000,000. As a result of this approval, the November 2025 Convertible Notes conversion is able to be settled in the Company’s own stock as of June 3, 2026. Therefore, the conversion feature qualifies for the derivative scope exception on June 3, 2026 and does not require subsequent remeasurement. The changes in fair value through June 3, 2026 for the embedded derivative are recognized in Change in fair value of derivatives on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The remaining carrying value of the embedded derivative on June 3, 2026 of $133,231 was reclassified to Additional paid in capital in accordance with ASC 815.
Interest expense recognized on the November 2025 Convertible Notes is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Contractual interest expense	$2,625	$5,250
Amortization of debt discount	8,455	16,500
Amortization of debt issuance costs	9	18
Total	$11,089	$21,768
The carrying value for the November 2025 Convertible Notes is as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)

	June 30, 2026	December 31, 2025
Principal	$600,000	$600,000
Unamortized debt discount	(281,796)	(298,297)
Unamortized debt issuance costs	(309)	(326)
Embedded conversion feature	—	228,719
Aggregate carrying value	$317,895	$530,096
The Company is obligated to repay all contractual interest attributable to the November 2025 Convertible Notes on a semi-annual basis in cash. As of June 30, 2026 and December 31, 2025, $846 and $1,050, respectively, of interest payable attributable for the November 2025 Convertible Notes was included in Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets.
DOE Loan Facility
On November 26, 2024, the Company entered into a loan agreement with the United States Federal Financing Bank ("FFB") and the United States DOE Loan Programs Office (“LPO”) (“the DOE Loan Facility"). The loan provides for a principal amount of up to $277,497 of borrowings and capitalized interest amount of up to $25,953.
The DOE Loan Facility provides for a multi draw term loan facility under a series of at least two tranches and, if the Company elects, up to four tranches of the loan (each, a “Tranche”), subject to the achievement of certain funding conditions. Each Tranche corresponds to the production, maintenance, development and operation of a given production line to be funded using the proceeds of such Tranche. The principal amount of each Tranche consists of a maximum principal amount designated for such Tranche in the DOE Loan Facility. Each Tranche provides the Company funding for 80% of the Eligible Project Costs. Eligible Project Costs means project costs that satisfy each of the following conditions: (a) DOE has determined the project costs to be eligible costs in accordance with Sections 609.2 and 609.10 of the applicable regulations; (b) the project costs have not been paid and are not expected to be paid any time after the first advance date with: (i) any federal grants, assistance, or loans (excluding the DOE Loan Facility); or (ii) other funds guaranteed by the Federal Government; (c) the project costs are identified in the construction budget; (d) the project costs do not constitute cost overruns; and (e) the project costs were incurred after the eligibility effective date.) associated with the corresponding production line, with the Company responsible for funding the remaining 20% of the project costs.
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
The Company has not drawn on Tranches 2, 3 or 4 as of June 30, 2026.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Interest expense recognized on the DOE Loan Facility is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$1,117	$827	$2,209	$1,635
Amortization of debt issuance costs	147	581	288	1,200
Amortization of debt discount	402	—	783	—
Total	$1,666	$1,408	$3,280	$2,835

The carrying value for the DOE Loan Facility is as follows:

	June 30, 2026	December 31, 2025
Principal (life to date draw-downs)	$90,945	$90,945
Capitalized PIK Interest	5,957	3,740
Unamortized debt issuance costs	(2,461)	(2,749)
Unamortized debt discount	(6,718)	(7,609)
Aggregate carrying value	$87,723	$84,327
The DOE Loan Facility bears interest at the applicable U.S. Treasury rate plus a spread equal to 0.375%. The interest is paid in-kind ("Capitalized PIK Interest") on a quarterly basis, in accordance with the terms under the DOE Loan Facility. Cash payment of the Capitalized PIK Interest on the DOE Loan Facility commences in 2028.
Covenants
On May 28, 2025, the Company and the DOE entered into a Limited Consent Agreement, pursuant to which among other things, the applicability of the Minimum Consolidated Revenue and Minimum Consolidated EBITDA financial covenants were deferred until March 31, 2027 and certain provisions were added to conform with comparable provisions in the Delayed Draw Term Loan. Additionally, the DOE Limited Consent Agreement requires the Company to reserve 24 months of interest expense for the May 2025 Convertible Notes. Refer to Note 4, Cash, Cash Equivalents and Restricted Cash for further information.
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
On June 29, 2026, the Company and the DOE entered into the third Limited Consent Agreement (the “Third DOE Limited Consent Agreement”) which, among other things, provided the DOE’s consent to (1) the offering of common stock by the Company, together with any increase thereto pursuant to customary offering mechanics, (2) the issuance of securities in connection with such offering, (3) the issuance of warrants, (4) the issuance of any common stock upon exercise of such warrants or the exercise of exchange rights, (5) the use of proceeds from the offerings towards the transactions regarding the establishment of the FPUSA Joint Venture, and (6) the Company’s entry into the documentation necessary to effect the foregoing.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
The DOE Loan facility, as amended, contains the following financial covenant, (as defined in the DOE Loan facility) Minimum Liquidity. As of June 30, 2026, the Company was in compliance with the Minimum Liquidity financial covenant.
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
Maturity - The Maturity Date is defined as the earlier of (i) June 15, 2034, and (ii) the date that all the loans shall become due and payable in full, whether by acceleration or otherwise; provided that, if on any Springing Maturity Date any Convertible Notes remain outstanding, the Maturity Date shall instead be the Springing Maturity. The Springing Maturity Date is defined as the 91st day prior to the Convertible Note Maturity. As of June 30, 2026, the May 2025 Convertible Notes and November 2025 Convertible Notes, remain outstanding and are scheduled to mature on June 15, 2030 and December 1, 2031, respectively.
13. Warrants Liability
The amount of warrants outstanding and fair value for all warrants as of June 30, 2026 and December 31, 2025 are as follows:

		June 30, 2026		December 31, 2025
	Exercise Price	Number of Warrants Outstanding	Fair Value	Number of Warrants Outstanding	Fair Value
Warrants liability
April 2023 warrants	$3.14	16,000,000	$69,920	16,000,000	$153,440
May 2023 warrants	$2.50	3,601,980	16,137	3,601,980	35,263
December 2023 warrants	$1.60	9,960,566	49,305	12,010,566	124,550
Total		29,562,546	$135,362	31,612,546	$313,253
Warrants liability - related party
SPA Warrant	$0.01	1	$254,031	1	$470,715
Total		1	$254,031	1	$470,715

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
In December 2023, the Company issued in a combined public offering 34,482,759 shares of common stock and 34,482,759 accompanying common warrants to purchase shares of common stock (the "December 2023 warrants"). For the three and six months ended June 30, 2026, 2,050,000 of the December 2023 warrants were exercised. For the three and six months ended June 30, 2025, 500,000 and 4,893,102 of the December 2023 warrants were exercised, respectively.
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
Contingent Warrants
Following the initial draw of the DDTL, on three separate predetermined draw dates upon the achievement of the corresponding performance milestone for each such draw date, the Company received additional funds under the Credit Agreement and issued securities under the SPA in an amount equal to the applicable percentage, up to an aggregate of 33.0% ownership limitation on a fully-diluted basis as of the time the DDTL was fully drawn. Although these contingent warrants were not issued or exercisable until additional draws occurred, they met the guidance under ASC 480 and were recognized at fair value with changes in fair value reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company has achieved all performance milestones and no Contingent Warrants remain outstanding.

14. Fair Value Measurement
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

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
SPA Warrant (a)	$—	$—	$254,031	$—	$—	$470,715
April, May and December 2023 Warrants	—	—	135,362	—	—	313,253
Delayed Draw Term Loan	—	—	163,283	—	—	150,427
Embedded derivatives(b)	—	—	—	—	—	228,719
Contingently issuable securities(c)	—	—	35,662	—	—	—
Total liabilities	$—	$—	$588,338	$—	$—	$1,163,114
(a) Included in Warrants liability - Related party on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.
(b) Included in Notes Payable - Related Party on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.
(c) Included in Other liabilities on the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026.
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
The inputs used to determine the fair value of the April 2023 warrants, May 2023 warrants, and the December 2023 warrants are as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)

April 2023 warrants	June 30, 2026	December 31, 2025
Time to expiration	2.29 years	2.79 Years
Common stock price	$5.88	$11.46
Risk-free interest rate	4.1%	3.5%
Volatility	115.0%	105.0%

May 2023 warrants	June 30, 2026	December 31, 2025
Time to expiration	2.04 Years	2.54 Years
Common stock price	$5.88	$11.46
Risk-free interest rate	4.1%	3.5%
Volatility	115.0%	105.0%

December 2023 warrants	June 30, 2026	December 31, 2025
Time to expiration	2.46 Years	2.96 Years
Common stock price	$5.88	$11.46
Risk-free interest rate	4.1%	3.5%
Volatility	115.0%	105.0%
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
The November 2025 Convertible Notes conversion is able to be settled in the Company’s own stock as of June 3, 2026, as such there is no embedded derivative liability at June 30, 2026.
The inputs used to determine the fair value of the embedded derivative liabilities are as follows:

November 2025 Convertible Note	June 3, 2026	December 31, 2025
Term	5.50 Years	5.92 Years
Dividend yield	—%	—%
Risk-free interest rate	4.2%	3.8%
Volatility	60.0%	60.0%
Effective debt yield	11.1%	11.7%
Contingently Issuable Securities
The Company entered into an arrangement with Hudson Bay Master Fund Ltd., an affiliate of Hudson Bay Capital Management LP (“HBMF”) on June 30, 2026 for a registered direct offering to be completed in July 2026 (“Registered Direct Offering”), the proceeds from which were to be used to partially fund the Company’s capital contribution to the Frontier Power USA Parent, LLC (“FPUSA”) joint venture. As the arrangement was legally binding as of June 30, 2026, and HBMF had a unilateral termination right, the securities to be issued were recognized at fair value and an expense of $35,662 was included within Loss on contingently issuable securities within the Consolidated Statement of Operations and Comprehensive (Loss) Income and as an Other liability within the Consolidated Balance Sheets. Refer to Note 22, Subsequent Events for further discussion pertaining to the registered direct offering.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)
The following inputs were used in the Monte Carlo simulation to determine the fair value of the contingently issuable securities:

Contingently Issuable Securities	June 30, 2026
Time to expiration	10.0 Years
Common stock price	$5.88
Risk-free interest rate	4.4%
Volatility	115.0%
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

Delayed Draw Term Loan	June 30, 2026	December 31, 2025
Debt yield	11.5%	11.9%

SPA Warrant	June 30, 2026	December 31, 2025
Discount for lack of marketability	—%	5.0%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Delayed Draw Term Loan
Balance at beginning of the period	$113,120	$99,433	$150,427	$76,188
Additions - January Draw	—	—	—	17,312
Prepayment of the Term Loan	—	(28,582)	—	(28,582)
Change in fair value of Term Loan	50,163	(9,146)	12,856	(3,213)
Balance at end of the period	$163,283	$61,705	$163,283	$61,705

SPA Warrant and Contingent Warrants
Balance at beginning of the period	$203,485	$146,793	$470,715	$266,630
Conversion to preferred stock	—	—	—	(102,185)
Change in fair value of warrants	50,546	52,191	(216,684)	34,539
Balance at end of the period	$254,031	$198,984	$254,031	$198,984

April, May and December 2023 Warrants
Balance at beginning of the period	$112,777	$124,766	$313,253	$189,322
Exercised warrants	—	(1,571)	(31,751)	(20,339)
Change in fair value of warrants	22,585	57,898	(146,140)	12,110
Balance at end of the period	$135,362	$181,093	$135,362	$181,093

Embedded Derivatives
Balance at beginning of the period	$62,784	$27,462	$228,719	$44,396
Extinguishment of the 2021 Convertible Notes embedded derivatives	—	(87)	—	(87)
Reclassification of November 2025 Convertible Note embedded derivative	(133,231)	—	(133,231)	—
Change in fair value of derivatives	70,447	24,264	(95,488)	7,330
Balance at end of the period	$—	$51,639	$—	$51,639

Contingently Issuable Securities
Balance at beginning of the period	$—	$—	$—	$—
Loss on contingently issuable securities	35,662	—	35,662	—
Balance at end of the period	$35,662	$—	$35,662	$—

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)
The estimated fair value of financial instruments not carried at fair value in the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Level in fair value hierarchy	June 30, 2026		December 31, 2025
		Carrying Value	Fair Value	Carrying Value	Fair Value
May 2025 Convertible Notes	3	$48,217	$73,165	$48,044	$123,000
November 2025 Convertible Notes*	3	317,895	454,543	530,096	586,237
Equipment financing facility	3	—	—	372	375
Preferred Stock	3	713,222	733,747	1,361,542	1,292,216
DOE Loan Facility	3	87,723	97,072	84,327	95,427
Total		$1,167,057	$1,358,527	$2,024,381	$2,097,255
*Includes the embedded derivative liabilities for December 31, 2025.
15. Commitments and Contingencies
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). On March 4, 2026 the U.S. Court of International Trade directed the U.S. Customs and Border Protection (“CBP”) to refund amounts previously collected, including applicable interest. CBP developed and implemented a process to facilitate refunds through its Automated Commercial Environment system, which went live on April 20, 2026.
The Company has submitted its refund claim, has received approval for certain tariff refunds and started to receive proceeds during the month of June 2026. As a result, the Company recognized the portion of tariff approved by the CBP that were probable and reasonably estimable.
The refund claims that are still under review, and have not yet been approved by the CBP, the Company has not recognized refunds related to such claims in its Unaudited Condensed Consolidated Financial Statements. The Company will evaluate recognition of these amounts upon receipt of approval or when recovery becomes probable and reasonably estimable.
Legal Proceedings
Securities Class Action
On March 6, 2026, a class action lawsuit (the “Yung Complaint”) was filed in the United States District Court for the District of New Jersey by plaintiff Shui Shing Yung (“Plaintiff”) against the Company and two individual officers: the Company’s Chief Executive Officer and its then acting Chief Financial Officer (with the Company, the “Yung Defendants”). The Yung Complaint alleges that the Yung Defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Yung Complaint seeks compensatory damages for Plaintiff and the other members of the putative class, including interest thereon and attorney’s fees. Several alleged stockholders have filed motions seeking appointment by the Court as lead plaintiff; those motions are pending. The Company intends to vigorously contest this matter.
Shareholder Derivative Action
On March 13, 2026, a shareholder derivative lawsuit (the “Berger Complaint”) was filed in the United States District Court for the District of New Jersey by plaintiff Paul Berger against certain defendants including the Company’s Chief Executive Officer, the Company’s then acting Chief Financial Officer, and nine of the Company’s then current Directors (the “Berger Defendants”). The Berger Complaint alleges that the Berger Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Berger Complaint seeks declaratory relief, unspecified corporate governance reforms, and compensatory damages, including interest thereon and attorney’s fees.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Commitments and Contingencies (cont.)
On March 25, 2026, a shareholder derivative lawsuit (the “Skaff Complaint”) was filed in the United States District Court for the District of New Jersey by plaintiff Ronald F. Skaff against certain defendants including the Company’s Chief Executive Officer, the Company’s then acting Chief Financial Officer, and nine of the Company’s then current Directors (the “Skaff Defendants”). The Skaff Complaint alleges that the Skaff Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Skaff Complaint seeks declaratory relief, unspecified corporate governance reforms, and compensatory damages including interest thereon and attorney’s fees.
On May 13, 2026, the Berger Complaint and the Skaff Complaint were consolidated into a single action (the “Consolidated Derivative Action”). The Consolidated Derivative Action was then stayed pending resolution of the Yung Complaint, including appeals therefrom. The Company intends to vigorously contest this matter.

16. Stock-Based Compensation
Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	$5,533	$5,863	$10,790	$9,345
Performance-based restricted stock units	650	1,264	1,295	5,356
Total	$6,183	$7,127	$12,085	$14,701
The stock compensation expense has been recorded in cost of goods sold, research and development expenses and selling, general and administrative expenses.
Restricted Stock Units (“RSU”)
Eligible employees are granted restricted stock that generally vest over three years from the date of grant. Under the directors plan, restricted stock generally vest one year from the date of grant. As of June 30, 2026, there was $35,645 of unrecognized compensation expense attributable to unvested RSUs, expected to be recognized over a weighted-average remaining vesting period of 2.1 years.
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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

16. Stock-Based Compensation (cont.)
As of June 30, 2026, there was $2,669 of unrecognized compensation expense attributable to unvested PRSUs, expected to be recognized over a weighted-average remaining vesting period of 1.7 years.
17. Income Taxes
Income tax expense was $13 and $6 for the three months ended June 30, 2026 and 2025, and $18 and $11 for the six months ended June 30, 2026 and 2025, respectively, related to taxable earnings from foreign operations. The income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes. This is due to fair value adjustments - derivatives and warrants, Section 162(m) disallowance, foreign operations and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.
The Company estimates and applies the annual effective tax rate to its ordinary earnings each interim period. Any significant unusual or infrequent items are not included in the estimation of the annual effective tax rate; instead, these items and their related income tax expense are separately stated in the interim period in which they occur.
At each balance sheet date, management assesses the likelihood that the Company will be able to realize its deferred tax assets. Management considered all available positive and negative evidence in assessing the need for a valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. Management has determined that it is unlikely that the Company will be able to utilize its U.S. deferred tax assets at June 30, 2026 and December 31, 2025 due to cumulative losses. Therefore, the Company has a valuation allowance against its net U.S. deferred tax assets.
As of June 30, 2026 and December 31, 2025, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is currently under examination by the IRS related to tax year 2022. The Company is not under examination by any other taxing jurisdictions.
The Company files income tax returns in U.S. federal and various state jurisdictions, as well as in Italy and India. The open tax years for federal returns are 2022 and forward, and open tax years for state returns are generally 2020 and forward. In addition, net operating losses generated in closed years and utilized in open years are subject to adjustment by the tax authorities.
18. Shareholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The preferred stock has a par value of $0.0001. As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
Common Stock
On June 3, 2026 at the annual meeting of stockholders, stockholders of the Company approved the amendment to the Company’s Certificate of Incorporation to increase the number of shares of authorized common stock from 600,000,000 to 800,000,000 at $0.0001 par value . The holders of the Company’s common stock are entitled to one vote for each share held. At June 30, 2026 and December 31, 2025, there were 340,592,001 and 337,132,374, shares of common stock issued and outstanding, respectively.
Treasury Stock
The Company recorded treasury stock of $1,081 for the three and six months ended June 30, 2026, respectively, for shares withheld from employees to cover options exercise costs and payroll tax liabilities. The treasury stock was immediately retired.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Shareholders’ Deficit (cont.)
The Company recorded treasury stock of $0 and $488 for the three and six months ended June 30, 2025, respectively, for shares withheld from employees to cover the payroll tax liability of RSUs vested. The treasury stock was immediately retired.
DOE Warrants
The Company issued 570,000 warrants to the DOE in November 2025 to purchase shares of common stock at a price of $0.01 per share (the “DOE Warrants”). The DOE Warrants meet the requirements for equity classification guidance in ASC 815-40. The DOE Warrants are scheduled to expire November 21, 2030. There were 570,000 DOE Warrants outstanding as of June 30, 2026 and December 31, 2025.
19. Redeemable Preferred Stock
Series B Preferred Stock
Each Series B Preferred Stock has a par value of $0.0001 per share. The table below summarizes the Company’s outstanding Series B Preferred Stock as of June 30, 2026 and December 31, 2025.

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
19. Redeemable Preferred Stock (cont.)
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
As of June 30, 2026 and December 31, 2025, all then outstanding shares of Series B Preferred Stock were classified as mezzanine equity on the Unaudited Consolidated Balance Sheets at its redemption value because it is probable of becoming redeemable. The Company recorded remeasurement of the Series B Preferred Stock, which reduces Additional paid-in capital, on the Unaudited Consolidated Statements of Shareholders' Deficit.
20. Earnings Per Share
The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share for the three months ended June 30, 2026 and 2025. Generally, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC 260, the DOE Warrants are included in basic EPS as the shares are issuable for little cash consideration. The SPA Warrant, Series B Preferred Stock, the warrants issued in 2023, May 2025 Convertible Notes and November 2025 Convertible Notes are participating securities that do not have the obligation to share in the losses of the Company. Therefore, the more dilutive of the “if-converted” and “two-class” method must be applied when calculating EPS for the common shares.
For purposes of basic EPS, the “two-class” method was applied and undistributed earnings were allocated to participating securities. These undistributed earnings were allocated based on each participating securities’ proportionate share of the total weighted-average shares outstanding.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Earnings Per Share (cont.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net (loss) income available	$(406,268)	$(248,778)	$881,493	$(153,645)
Less: Undistributed earnings allocated to participating securities	—	—	(315,328)	—
Net income available to common shareholders	$(406,268)	$(248,778)	$566,165	$(153,645)
Denominator
Weighted average shares outstanding - basic	339,799,132	237,741,328	339,920,441	231,616,540
Earnings per share:
Basic	$(1.20)	$(1.05)	$1.67	$(0.66)
For purposes of diluted EPS, the more dilutive of the “treasury-stock method”, “if-converted” and “two-class” method must be applied when calculating dilutive EPS.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Earnings Per Share (cont.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net (loss) income available	$(406,268)	$(248,778)	$881,493	$(153,645)
Effect of potentially dilutive shares:
Adjustment for change in fair value on SPA Warrant	—	—	(216,684)	—
Adjustment for change in fair value on April, May and December 2023 Warrants	—	—	(156,633)	—
Adjustment for remeasurement of Series B Preferred Stock	—	—	(648,320)	—
Net income (loss) for diluted earnings per share	$(406,268)	$(248,778)	$(140,144)	$(153,645)

Denominator
Weighted-average basic common shares outstanding	339,799,132	237,741,328	339,920,441	231,616,540
Dilutive effect of Series B Preferred Stock	—	—	116,311,460	—
Dilutive effect of warrants	—	—	64,431,326	—
Dilutive effect of RSUs	—	—	7,586,514	—
Dilutive effect of PRSUs	—	—	2,170,718	—
Dilutive effect of stock options	—	—	1,253,414	—
Weighted-average dilutive common shares outstanding	339,799,132	237,741,328	531,673,873	231,616,540
Earnings per share:
Diluted	$(1.20)	$(1.05)	$(0.26)	$(0.66)
The following potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

Six Months Ended June 30, 2026
Convertible Notes (if converted)	58,022,515
Stock options	13,777
RSUs	2,092,625

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

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Earnings Per Share (cont.)
Since the Company incurred a net loss for the three months ended June 30, 2026, and the three and six months ended June 30, 2025, respectively, the potential dilutive shares from stock options, restricted stock units, warrants, and convertible notes were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted-average shares for the three months ended June 30, 2026, and three and six months ended June 30, 2025. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the three months ended June 30, 2026, and the three and six months ended June 30, 2025, respectively:

	Three Months Ended June 30,	Three and Six Months Ended June 30,
	2026	2025
Stock options, RSUs, PRSUs	15,957,943	20,324,972
Public and private placement warrants	72,838,740	95,111,718
Convertible Notes (if converted)	58,022,515	64,178,460
Series B Preferred Stock	116,311,460	116,311,460
21. Segment Reporting
The Company’s chief operating decision-maker (“CODM”) is its Chief Executive Officer. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment.
The Company designs, develops, manufactures, and markets innovative zinc-based energy storage solutions for utility-scale, microgrid and C&I applications. The Company operates and holds long-lived assets in a single geographical region, with the majority of its revenue coming from customers in the United States.
The CODM reviews financial information on a consolidated basis and uses Gross profit (loss) and Net income (loss) to assess financial performance considering budget-to-actual variances when making key decisions on how to allocate company resources.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
21. Segment Reporting (cont.)
The Company’s segment information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue	$12,714	$14,055	$69,448	$23,982
Product revenue - related parties	55,034	—	55,034	—
Service revenue	1,027	1,181	1,256	1,711
Total revenue	68,775	15,236	125,738	25,693
Less:
Cost of goods sold	117,576	46,189	218,966	81,185
Gross profit (loss)	(48,801)	(30,953)	(93,228)	(55,492)
Less:
Research and development	10,505	7,201	21,224	14,038
Selling, general and administrative	24,500	25,488	48,595	46,483
Other segment items(a)	191,904	159,295	(396,220)	91,788
Net income (loss)	$(275,710)	$(222,937)	$233,173	$(207,801)
(a) Other segment items include loss from write-down of property, plant and equipment, interest expense, net, change in fair value of debt, change in fair value of warrants, change in fair value of derivatives, costs related to the Company’s debt transactions and other miscellaneous items.

Additional segment financial information is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment assets	$906,779	$360,995	$906,779	$360,995
Depreciation and amortization	$6,067	$2,935	$11,461	$5,615
Interest income	$3,654	$851	$6,441	$1,665
Interest expense	$11,972	$7,490	$24,214	$14,249
Capital expenditures(b)	$35,413	$7,041	$70,551	$11,959
(b) Includes Intangible assets.

The following geographic area data includes nets sales based on product shipment destination.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$68,473	$15,236	$96,549	$25,693
United Kingdom	—	—	28,887	—
Other	302	—	302	—
Total	$68,775	$15,236	$125,738	$25,693
22. Subsequent Events
Registered Direct Offering
On July 1, 2026, the Company closed its previously announced Registered Direct Offering pursuant to which it issued 13,683,634 of common stock and 6,004,378 warrants, each warrant exercisable for one share of common stock at an exercise price of $5.481 per share, to HBMF. The Company received aggregate net proceeds from the Registered Direct Offering of approximately $74,900.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
22. Subsequent Events (cont.)

Rights Offering
On July 2, 2026, the Company announced the launch of the rights offering (the “Rights Offering”), under which shareholders of Eos common stock and holders of its warrants to purchase common stock issued on April 14, 2023, May 17, 2023, December 19, 2023, and November 21, 2025 as of the record date of 5:00 pm Eastern time on July 1, 2026 (collectively, “Eligible Holders”), would receive rights to acquire a certain number of units, comprised of the Company’s common stock and warrants (the “Units”) to fund the Company’s previously announced capital contribution in the FPUSA joint venture.
The Rights Offering expired at 5:00 p.m. Eastern Time on July 21, 2026 (the “Expiration Date”). Rights that were not exercised by 5:00 p.m. Eastern Time on the Expiration Date expired and are no longer exercisable. On August 3, 2026, the Company closed the Rights Offering pursuant to which the Company issued 6,885,218 Units which separated upon closing and were issued separately as 6,885,218 shares of common stock and 3,019,242 warrants, each warrant exercisable for one share of common stock at an exercise price of $5.481 per share. The Company received aggregate gross proceeds from the Rights Offering of approximately $37,738.
The issuance of the shares and warrants as part of the Registered Direct Offering and Rights Offering triggered an adjustment to the Series B Preferred Stock liquidation value and SPA Warrant under the terms of the Securities Purchase Agreement. The number of common shares issuable upon conversion of the Series B increased by 15,083,222 with the common stock equivalents shown in the table below:

Preferred Stock	Issuance Date	Shares Issued	Original Issue Price	Shares Outstanding	Common Stock Equivalent
Series B-1 Preferred Stock	9/12/2024	31.940063	$841,999.99	31.940063	36,067,246
Series B-2 Preferred Stock	9/12/2024	28.806463	$2,322,000	28.806463	32,528,734
Series B-3 Preferred Stock	11/1/2024	38.259864	$3,358,000	38.259864	43,203,670
Series B-4 Preferred Stock	1/24/2025	16.150528	$5,990,000	16.150528	19,595,032
The number of common shares issuable upon exercise of the SPA Warrant increased by 1,159,110 to 44,435,304 common shares upon exercise.
Additionally, the May 2025 Convertible Notes and November 2025 Convertible Notes have adjusted conversion prices based on the issuance of shares and warrants as part of the Registered Direct Offering and Rights Offering. The conversion price for the May 2025 Convertible Notes is approximately $5.06 the conversion price for the November 2025 Convertible Notes is approximately $16.16.
Funding of FPUSA Joint Venture
On August 4, 2026, the Company, CCM Frontier JV Holdco, LLC, an affiliate of Cerberus Capital Management L.P. (“CCM Frontier”), and HBC MSF Capital Solutions Blocker II LLC, an affiliate of Hudson Bay Capital Management LP (“HBC”), consummated the closing of the funding of FPUSA, a Delaware limited liability company and a joint venture among the Company, CCM Frontier and HBC, pursuant to the previously announced binding amended and restated term sheet, dated June 30, 2026, entered into by the Company, CCM Frontier, HBC and the other parties thereto.
Pursuant to a contribution agreement entered into with FPUSA, the Company (i) contributed approximately $112,638 in cash to FPUSA, (ii) issued to FPUSA certain warrants to purchase 20,017,772 shares of common stock of the Company at the exercise price of $5.481 per share (such warrants, the “CCM Warrants”) and (iii) issued to FPUSA certain warrants to purchase 10,008,886 shares of common stock of the Company at the exercise price of $5.481 per share (such warrants, the “HBC Warrants”). In exchange therefor, FPUSA issued to the Company 112,637,879 Class B Units in FPUSA.
Pursuant to a contribution and warrants purchase agreement entered into with FPUSA, CCM Frontier (i) caused FPUSA to receive the benefit of certain contracts, contacts, investment opportunities, subject matter expertise and other going concern value with respect to the Frontier power platform developed by affiliates of CCM Frontier and

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
22. Subsequent Events (cont.)

(ii) contributed cash and certain assets to FPUSA. In exchange therefor and for certain funds previously contributed by CCM Frontier to FPUSA, FPUSA (A) issued to CCM Frontier 50,000,001 Class A-1 Units in FPUSA and 100,000,000 Class A-2 Units in FPUSA and (B) sold and transferred to CCM Frontier the CCM Warrants.
Pursuant to a contribution and warrants purchase agreement entered into with FPUSA, HBC contributed $50,000 in cash to FPUSA and, in exchange therefor, (i) FPUSA issued to HBC 50,000,000 Class C Units in FPUSA and (ii) FPUSA sold and transferred to HBC the HBC Warrants.
In connection with the closing of the funding of FPUSA, on August 4, 2026, FPUSA, the Company, CCM Frontier and HBC entered into an Amended and Restated Limited Liability Company Agreement of FPUSA, which provides for the governance, management and operations of FPUSA. In addition, on August 4, 2026, (i) the Company, FPUSA and HBC entered into an Exchange Agreement, which, among other things, provides HBC with the right, from time to time, to exchange Class C Units in FPUSA that its holds for shares of common stock of the Company and (ii) FPUSA, CCM Frontier and the Company entered into a letter agreement, which, among other things, provides that if HBC exercises its exchange right, 10% of the Class C Units in FPUSA that the Company receives in the exchange are cancelled and reissued by FPUSA to CCM Frontier and CCM Frontier will have the right to purchase up to the remaining 90% of such Class C Units from the Company at a price of $1.00 per Class C Unit.
Third Amendment to DOE Loan Facility
On August 4, 2026, the Company entered into the Third Amendment to Loan Guarantee Agreement with the United States Department of Energy (the "Third Amendment to DOE Loan Facility"). The Third Amendment to DOE Loan Facility provides for the following (i) permitting investments into FPUSA or its affiliates and entry into (a) above-referenced limited liability agreement of FPUSA, (b) above-referenced contribution agreement entered with FPUSA by the Company, (c) the purchase commitment and capacity reservation agreement by and between FPUSA and Company, (d) the FPUSA commercial framework guidelines by and between FPUSA and Company and (e) certain master supply agreements, purchase orders, long term services agreements and/or related documentation and agreements, each in accordance with the revised DOE Loan Facility agreement, (ii) permitting certain indebtedness in connection with FPUSA, and (iii) other related conditions and requirements, including those related to know-your-customer checks and liens with respect to FPUSA.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2026 and 2025 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including the financial statements and notes thereto.
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
Strategy
Eos’s core business is to design, manufacture and sell proprietary zinc-based battery storage systems for stationary energy storage applications. Building on this foundation, our strategy is to evolve beyond a traditional battery original equipment manufacturer (“OEM”) into a systems-integrated energy company.
The Company continues to invest in the design, development and production of its next‑generation product, the Eos Z3 battery. The Z3 builds upon the same underlying electrochemistry the Company has utilized for over a decade. The Eos Z3 is engineered to reduce cost and weight while improving manufacturability and overall system performance. Compared to the Company’s prior Gen 2.3 product, the Z3 incorporates a more cost‑effective design, including a simplified tub structure, approximately 50% fewer cells and approximately 98% fewer welds per battery module. The Company believes the Eos Z3 will provide customers with approximately twice the energy density per square foot while maintaining the safety and reliability characteristics of the previous generation.
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
Business Update
Frontier Power USA Parent, LLC (“FPUSA”)
In May 2026 and June 30, 2026, the Company announced the planned formation of FPUSA, a joint venture with CCM Frontier and HBC. FPUSA is an independent development and investment company established to build, own and operate a diversified portfolio of long-duration battery energy storage projects with the strategy of becoming an Independent Power Producer (“IPP”).
FPUSA is expected to enhance the Company’s ability to convert its existing commercial pipeline into booked orders and then energy storage systems operating in the field by providing an integrated financing solution to support multiple financing pathways for project deployment. These include sponsor equity contributions from Eos, CCM Frontier and HBC, potential institutional debt financings structured to target investment-grade characteristics supported by the Technology Performance Insurance (“TPI”) framework, and project-level debt facilities provided by commercial bank lenders. Management believes that the inclusion of TPI may broaden access to capital which is designed to support lender confidence in system performance. Management believes this structure will reduce execution friction for customers and counterparties and support the acceleration and expansion of the Company’s energy storage systems operating in the field.
Governance of Eos’s equity interests in FPUSA will be conducted through an independent investment committee, and transactions between the Company and FPUSA are expected to be conducted on arm’s-length commercial terms. FPUSA is targeting the development of a multi-gigawatt-hour pipeline of long-duration energy storage projects across data center, utility and industrial end markets, which is expected to further support the growth and visibility of the Company’s revenue profile over time.
In connection with these arrangements, Cerberus has agreed to extend the lock-up period on its existing Eos holdings through December 21, 2026.
Rights Offering
In May 2026, in connection with the planned formation of FPUSA, the Company announced a rights offering (the “Rights Offering”) targeting approximately $150.0 million. In the Rights Offering, shareholders of Eos common stock and holders of its warrants to purchase common stock issued on April 14, 2023, May 17, 2023, December 19, 2023, and November 21, 2025 as of the record date of 5:00pm New York time on July 1, 2026 (collectively, “Eligible Holders”), would receive rights to acquire a certain number of units, comprised of the Company’s common stock and warrants (the “Units”) in a rights offering to fund the Company’s previously announced capital contribution in the FPUSA joint venture.
On June 30, 2026, the Company announced updated terms for the rights offering such that each right was expected to entitle an Eligible Holder the right to purchase approximately 0.071193 of a Unit at a subscription price equal to $5.481 per whole Unit, an approximate 10% discount to the closing price of the Company’s common stock on June 29, 2026. Each Unit would consist of one share of Eos common stock and 0.4388 of a warrant, with each whole warrant entitling the holder to purchase one share of Eos common stock at an exercise price of $5.481 per share, subject to adjustment. The warrants are expected to expire on the 10 year anniversary of the closing of the rights offering.
The Company elected to conduct the rights offering to ensure that all stockholders of record as of July 1, 2026 had the opportunity to participate in the equity financing on a pro rata basis. This structure enabled existing stockholders to participate alongside the Company's largest investors in the capitalization of FPUSA.

Registered Direct Offering
On June 30, 2026, the Company announced the pricing of a registered direct offering pursuant to which it intended to issue 13,683,634 of common stock and 6,004,378 warrants, each warrant exercisable for one share of common stock at an exercise price of $5.481 per share, to HBMF. The Company received aggregate gross proceeds from the registered direct offering of approximately $75.0 million.
Thorn Hill Expansion
In June 2026, the Company successfully launched commercial production at its Thorn Hill manufacturing facility in Marshall Township, Pennsylvania, following successful site acceptance testing for its second Z3 manufacturing line. This milestone reinforces execution confidence by demonstrating a proven, repeatable and scalable production model. The expansion enhances operational flexibility and supports growing customer demand with the fortification of the Company’s manufacturing foundation for future growth.
Results of Operations
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$13,741	$15,236	$(1,495)	(10)%	$70,704	$25,693	$45,011	175%
Revenue - related party	55,034	—	$55,034	100%	55,034	—	$55,034	100%
Total revenue	$68,775	$15,236	$53,539	351%	$125,738	$25,693	$100,045	389%
The Company generates revenues from the delivery of its BESS and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
For the three months ended June 30, 2026, Total revenue increased by $53.5 million or 351% from $15.2 million. For the six months ended June 30, 2026, Total revenue increased by $100.0 million or 389% from $25.7 million. The increase for the three and six months ended June 30, 2026 was primarily driven by an increase in deliveries, an increase in the average selling price and higher revenue from third-party materials. These increases were partially offset by a decline in service revenue.
Cost of goods sold

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of goods sold	$117,576	$46,189	$71,387	155%	$218,966	$81,185	137,781	170%

Cost of goods sold primarily consists of direct labor, materials, and overhead associated with product assembly as well as project delivery, commissioning and field installation activities prior to projects becoming operational. Indirect costs included in cost of goods sold are manufacturing overhead such as equipment maintenance, environmental health and safety, quality and production control procurement, transportation, logistics, depreciation and facility-related costs.
For the three months ended June 30, 2026, Cost of goods sold increased by $71.4 million or 155% from $46.2 million recognized during the three months ended June 30, 2025. For the six months ended June 30, 2026, Cost of goods sold increased by $137.8 million or 170% from $81.2 million recognized during the six months ended June 30, 2025. The increase in Cost of goods sold for the three and six months ended June 30, 2026 was driven by costs associated with significantly higher cube deliveries, higher direct and indirect labor, higher field service costs associated with increased deliveries and higher volume-driven warranty accruals. These increases were partially offset by tax credit recognition.
Cost of goods sold for the three and six months ended June 30, 2026 reflected continued progress in reducing battery system manufacturing costs, driven by higher production efficiencies and increased output at the Turtle Creek facility. During the second quarter, the Company expanded its manufacturing capacity and commenced commercial production from its second battery line on June 16, 2026. Initial commercial production began during the quarter; however, labor and overhead absorption continued to be impacted by the Eos operating at partial production levels as the expanded facility ramps toward planned capacity. The Company expects utilization, fixed-cost absorption and manufacturing efficiencies to improve as production volumes increase.
In addition, field-related costs increased during the quarter as the Company's installed base continued to grow and as it advanced the deployment of DawnOS upgrades across legacy customer systems. These activities support long-term product performance and customer experience but increased service and support costs during the period.
Inventory balances also increased during the quarter to support higher production levels and anticipated customer deliveries. Consistent with the Company's negative gross profit position, the related inventory reserve increased during the period.
As the Company ramps production, the Company continues to see the benefit of the PTCs. For the six months ended June 30, 2026 and 2025, the Company recognized $22.8 million and $6.4 million, respectively, reduction of cost of goods sold related to the PTC.
Research and development expenses

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
R&D expenses	$10,505	$7,201	$3,304	46%	$21,224	$14,038	7,186	51%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation and amortization of intangible assets.
For the three months ended June 30, 2026 Research and development expenses increased $3.3 million or 46%, compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, Research and development expenses increased $7.2 million or 51% compared to the six months ended June 30, 2025. The increase for the three and six months ended June 30, 2026 was primarily attributable to higher facility costs, materials and supplies, outside services and payroll-related costs.

Selling, general and administrative expenses

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
SG&A expenses	$24,500	$25,488	$(988)	(4)%	$48,595	$46,483	2,112	5%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing and public company costs.
For the three months ended June 30, 2026 Selling, general and administrative expenses decreased $1.0 million or 4% compared to the three months ended June 30, 2025. The decrease for the three months ended June 30, 2026, was primarily attributable to a decrease in bad debt expense, stock compensation and outside services, partially offset by increases to facility costs, marketing and payroll related items.
For the six months ended June 30, 2026, Selling, general and administrative expenses increased $2.1 million or 5% compared to the six months ended June 30, 2025. The increase for the six months ended June 30, 2026 was primarily attributable to higher facility costs, marketing, outside services and payroll related items, partially offset by a decrease in bad debt expense and stock compensation.
Loss from write-down of property, plant and equipment

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Loss from write-down of property, plant and equipment	$5	$205	$76	$766
The Company incurred a loss of $0.2 million from write-down of property, plant and equipment for the three months ended June 30, 2025, and a loss of $0.1 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026, the write-downs were mainly related to miscellaneous equipment and tooling that could not be repurposed. In 2025, the write-downs were mainly due to design changes from the Z3-Phase 1 to Z3-Phase 2 production in which the Phase 1 production assets could not be utilized or repurposed for Phase 2 production. Additionally, the loss from write-down of property, plant and equipment contains costs for disposal of miscellaneous equipment and tooling that cannot be repurposed for more automated processes.
Interest expense

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$(11,972)	$(2,980)	$(24,214)	$(3,958)
Interest expense includes expenses for contractual interest, amortization of debt issuance costs and debt discounts, partially offset by capitalized interest costs on CIP assets.
Interest expense increased $9.0 million and $20.3 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, primarily due to an increased principal balance under the DOE Loan Facility and interest associated with the May 2025 Convertible Notes and November 2025 Convertible Notes, which were outstanding for the entire period for the three and six months ended June 30, 2026. See Note 12, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion.
Interest expense - related party

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
2021 Convertible Note Payable interest and amortization	$—	$(2,671)	$—	$(6,613)
AFG Convertible Note interest and amortization	—	(1,839)	—	(3,678)
Interest expense, related party	$—	$(4,510)	$—	$(10,291)
Interest expense - related party decreased $4.5 million and $10.3 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, due to the fact that the 2021 Convertible Note Payable and the AFG Convertible Note were no longer outstanding during the three and six months ended June 30, 2026. See Note 12, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion.
Interest income

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Interest income	$3,654	$851	$6,441	$1,665
Interest income increased $2.8 million and $4.8 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The increase is due to the increase in Cash and cash equivalents held by the Company for the respective periods.

Change in fair value of debt - related party

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Change in fair value of debt - related party	$(4,534)	$31,615	$(8,766)	$25,682

The Change in fair value of debt - related party is related to the DDTL. The Change in fair value of debt - related party was $4.5 million income and $31.6 million expense for the three months ended June 30, 2026 and June 30, 2025, respectively, and $8.8 million income and $25.7 million expense for the six months ended June 30, 2026 and June 30, 2025, respectively.

For the three and six months ended June 30, 2026, the primary factor contributing to the change in fair value is the accretion of the DDTL resulting from the passage of time. For the three and six months ended June 30, 2025 the primary factor contributing to the change in fair value was a decrease in the DDTL interest rate from 15% to 7% per annum (as amended), as a result of the modification of the DDTL, partially offset by the accretion of the DDTL resulting in the passage of time. See Note 12,

Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further discussion.

Change in fair value of warrants
For the three and six months ended June 30, 2026 and 2025, the change in fair value of warrants was composed of the items below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
IPO warrants	$—	$(38)	$—	$99
April 2023 warrants	(11,680)	(20,319)	83,520	(4,080)
May 2023 warrants	(2,737)	(4,611)	19,127	(886)
December 2023 warrants	(8,168)	(32,968)	43,493	(7,144)
Change in fair value of warrants	$(22,585)	$(57,936)	$146,140	$(12,011)
The change in the fair value of the warrants for the three and six months ended June 30, 2026 and June 30, 2025 is largely driven by the Company’s common stock price movement for the periods presented.

Change in fair value of derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Change in fair value of derivatives	$(70,447)	$—	$95,488	$—

For the three and six months ended June 30, 2026, the Change in fair value of derivatives of $70.4 million and $95.5 million, respectively, related to the change in fair value of the embedded derivative associated with the November 2025 Convertible Notes. The change is largely driven by the Company’s common stock price movement for the periods presented. The November 2025 Convertible Notes were not outstanding for the comparable periods for the three and six months ended June 30, 2025.

On June 3, 2026, the Company's stockholders approved an amendment to increase authorized common shares from 600 million to 800 million. As a result, the November 2025 Convertible Notes became convertible into the Company's common stock, allowing the conversion feature to qualify for the derivative scope exception under ASC 815 as of that date and eliminating the requirement for subsequent fair value remeasurement.

Change in fair value of derivatives - related parties

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Change in fair value of embedded derivatives - related parties	$—	$(24,264)	$—	$(7,330)
Change in fair value of warrants - related parties	(50,546)	(52,191)	216,684	(34,539)
Change in fair value of derivatives - related parties	$(50,546)	$(76,455)	$216,684	$(41,869)

The Change in the fair value of derivatives - related parties, was due to the 2021 Convertible Note Payable and AFG Convertible Notes (See Note 12, Borrowings) and the Change in fair value of warrants - related parties was due to changes in fair value of our SPA Warrant and Contingent warrants (See Note 13, Warrants Liability). The change is largely driven by the Company's common stock price movement for the periods presented. The 2021 Convertible Note Payable and AFG Convertible Notes were not outstanding for the comparable period for the three and six months ended June 30, 2026.

Loss on contingently issuable securities

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Loss on contingently issuable securities	$(35,662)	$—	$(35,662)	$—

The Loss on contingently issuable securities, was due to the securities to be issued in connection with the registered direct offering (See Note 14, Fair Value Measurement). The loss is driven by the fair value of securities to be issued compared to the consideration to be received. The contingently issuable securities do not impact the three and six months ended June 30, 2025.
Other expense

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Other income (expense)	$206	$(606)	$203	$(1,166)
For the three and six months ended June 30, 2026, Other income (expense) of $0.2 million primarily relates to insurance claims.
For the three months ended June 30, 2025, Other income (expense) of $(0.6) million primarily relates to costs associated with professional fees related to the Cerberus Amendments and extinguishment of the 2021 Convertible Notes. For the six months ended June 30, 2025, Other income (expense) of $(1.2) million primarily relates to costs associated with professional fees related to the Cerberus Amendments, extinguishment of the 2021 Convertible Notes and recognition of financing issuance costs from the Credit and Securities Purchase Transaction.
Income tax expense (benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Income tax expense (benefit)	$13	$6	$18	$11
The Company incurred income tax expense for the three and six months ended June 30, 2026 and 2025, attributable to taxable earnings from the Company’s foreign operations which were insignificant for the periods presented.
Liquidity and Capital Resources
During the six months ended June 30, 2026, the Company incurred Net income of $233.2 million. Adjustments to reconcile the net income to cash used in operations are primarily from non-cash items on the Unaudited Condensed Consolidated Statements of Cash Flows. The non-cash items totaled $370.8 million. The Company incurred negative cash flows from operations of $191.8 million and had an accumulated deficit of $2,302.6 million as of June 30, 2026.
As of June 30, 2026, the Company had $305.5 million of unrestricted cash and cash equivalents available to fund the Company’s operations, and working capital of $356.1 million on the Unaudited Condensed Consolidated Balance Sheets. Additionally, the Company had $58.6 million of restricted cash, refer to Note 4, Cash, Cash Equivalents and Restricted Cash for further discussion.
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability through its planned revenue generating activities. During the three and six months ended June 30, 2026, the Company did not have any significant capital transactions.
Through June 30, 2026, under the DOE Loan Facility, the Company drew down $90.9 million for the eligible project costs that the Company had incurred through June 4, 2025. These costs represent Tranche 1 of the DOE Loan Facility for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools. The Company has approximately $186.6 million of availability under the DOE Loan Facility. In the event the Company does not achieve certain funding conditions and the DOE chooses not to continue funding, the Company may need to seek alternative sources of capital, which may not be available on favorable terms or at all.
Capital Expenditures

The Company expects capital expenditures and working capital requirements to increase as it seeks to execute its growth strategy. Total capital expenditures for the six months ended June 30, 2026 and June 30, 2025 were $70.6 million and $12.0 million, respectively. See Note 6, Property, Plant and Equipment and Note 7, Intangible Assets for further discussion.
Discussion and Analysis of Cash Flows
The Company relies heavily on private placement of convertible notes, term loans and issuance of common stock and warrants. Our short-term working capital needs are primarily related to funding of debt interest payments, product manufacturing, research and development and general corporate expenses. The Company’s long-term working capital needs are primarily related to repayment of long-term debt obligations and capital expenses for capacity expansion and maintenance, equipment upgrades and repair of equipment.
The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented.

	Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Net cash used in operating activities	$(191,753)	$(95,046)	$(96,707)	102%
Net cash used in investing activities	$(70,551)	$(11,959)	$(58,592)	490%
Net cash provided by financing activities	$1,808	$186,820	$(185,012)	(99)%
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.
Net cash used in operating activities was $191.8 million for the six months ended June 30, 2026, adjusted for non-cash items of $370.8 million, primarily related to changes in fair value of warrants and derivatives, with offsets of stock compensation expense, depreciation and amortization, non-cash interest expense, and change in fair value of debt - related party. The net cash outflows from changes in operating assets and liabilities was $54.1 million, primarily driven by an increase in grant receivable of $22.8 million due to increased volumes of production, an increase in inventory of $16.6 million to support anticipated customer demand and future shipments, decrease in contract liabilities of $7.6 million and increase in contract assets of $7.4 million driven by revenue recognition and production, an increase in vendor deposits of $5.9 million to supports anticipated customer demand, an increase in accounts receivable related party and accounts receivable of $5.5 million and $1.4 million, respectively, due to the increase in total sales and timing of customer payments and an increase in other of $7.0 million mainly related to IEEPA tariffs. This was partially offset by an increase of accounts payable of $12.5 million relating to increased production and timing of vendor payments and an increase in accrued expenses of $7.5 million which is attributable to timing of payroll and accruals for legal and professional fees and volume related warranty accruals.
Net cash used in operating activities of $95.0 million for the six months ended June 30, 2025, adjusted for non-cash items of $106.9 million, primarily related to stock compensation expense, loss on debt extinguishment and changes in fair value of debt, warrants and derivatives. The net cash inflows from changes in operating assets and liabilities was $5.8 million primarily driven by an increase in contract liabilities of $13.2 million due to customer cash receipts and increase in accounts payable of $10.2 million, partially offset by an increase in vendor deposits of $5.1 million and increase in grant receivable of $4.3 million.
Cash flows from investing activities:
Net cash flows used in investing activities for the six months ended June 30, 2026 were primarily composed of payments made for purchases of property, plant and equipment of $70.5 million and minor investments in internally developed software. The increase in cash flows used in investing activities are primarily to support the growth of manufacturing facilities at our Warrendale location.
Net cash flows used in investing activities for the six months ended June 30, 2025 were primarily composed of payments made for purchases of property, plant and equipment of $12.0 million.
Cash flows from financing activities:
Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2026, primarily due to the proceeds received from the exercise of warrants during the period of $3.3 million. The proceeds were partially offset by debt issuance costs of $0.6 million and share repurchases from employees for tax withholding of $0.8 million.

Net cash provided by financing activities was $186.8 million for the six months ended June 30, 2025, primarily due to the proceeds received from the public offering of $81.1 million, from the issuance of the May 2025 Convertible Notes of $240.0 million, from the Credit and Securities Purchase Transaction of $38.5 million and from the exercise of warrants of $7.8 million. The proceeds were partially offset by the payoff of the 2021 Convertible Notes Payable and Delayed Draw Term Loan of $180.9 million, payments on the equipment financing facility of $0.9 million and share repurchases from employees for tax withholding of $0.5 million. The proceeds from the public offering and issuance of the May 2025 Convertibles Notes were used to repurchase the 2021 Convertible notes and prepay a portion of the DDTL.
Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of June 30, 2026, this is composed of the following:
•Future lease payments, including interest, under non-cancellable operating and financing leases of $59.4 million. The leases expire at various dates prior to 2030.
•Principal and Interest payments related to the following debt obligations (see Note 11, Borrowings to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report):

Future Debt Payments
Delayed Draw Term Loan - due June 2034 (1) (2)	$348,386
DOE Loan Facility - due June 2034 (1) (2)	120,284
May 2025 Convertible Notes - due June 2030	63,500
November 2025 Convertible Notes - due December 2031	657,750
Total	$1,189,920
(1) As of June 30, 2026, the Company is obligated to repay future contractual interest payments for these borrowings in-kind.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk exposures for the six months ended June 30, 2026, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2025.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Class Action
On March 6, 2026, a class action lawsuit (the “Yung Complaint”) was filed in the United States District Court for the District of New Jersey by plaintiff Shui Shing Yung (“Plaintiff”) against the Company and two individual officers: the Company’s Chief Executive Officer and its then acting Chief Financial Officer (with the Company, the “Yung Defendants”). The Yung Complaint alleges that the Yung Defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Yung Complaint seeks compensatory damages for Plaintiff and the other members of the putative class, including interest thereon and attorney’s fees. Several alleged stockholders have filed motions seeking appointment by the Court as lead plaintiff; those motions are pending. The Company intends to vigorously contest this matter.
Shareholder Derivative Action
On March 13, 2026, a shareholder derivative lawsuit (the “Berger Complaint”) was filed in the United States District Court for the District of New Jersey by plaintiff Paul Berger against certain defendants including the Company’s Chief Executive Officer, the Company’s then acting Chief Financial Officer, and nine of the Company’s then current Directors (the “Berger Defendants”). The Berger Complaint alleges that the Berger Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Berger Complaint seeks declaratory relief, unspecified corporate governance reforms, and compensatory damages, including interest thereon and attorney’s fees.
On March 25, 2026, a shareholder derivative lawsuit (the “Skaff Complaint”) was filed in the United States District Court for the District of New Jersey by plaintiff Ronald F. Skaff against certain defendants including the Company’s Chief Executive Officer, the Company’s then acting Chief Financial Officer, and nine of the then Company’s current Directors (the “Skaff Defendants”). The Skaff Complaint alleges that the Skaff Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Skaff Complaint seeks declaratory relief, unspecified corporate governance reforms, and compensatory damages including interest thereon and attorney’s fees.
On May 13, 2026, the Berger Complaint and the Skaff Complaint were consolidated into a single action (the “Consolidated Derivative Action”). The Consolidated Derivative Action was then stayed pending resolution of the Yung Complaint, including appeals therefrom. The Company intends to vigorously contest this matter.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form 10-Q, there have been no additional material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025, except as discussed below. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Risks Related to Our Investment in Frontier Power USA
Our minority investment in Frontier Power USA and related commercial arrangements may expose us to new risks and may not achieve the anticipated strategic or financial benefits.
Our minority investment in Frontier Power USA represents an expansion of our business model beyond the manufacture and sale of energy storage systems. Frontier Power USA is expected to develop, finance, own and operate long-duration energy storage projects, which may expose us to risks associated with project development, financing, permitting, construction, interconnection, operations, electricity markets, asset ownership, insurance availability, third-party performance and other matters outside our historical business. These risks may be difficult to predict or manage and may be affected by factors outside our control. Because we do not own a controlling interest in Frontier Power USA, we may have limited ability to influence strategic, operational, financing or commercial decisions that could affect the value of our investment or our broader business objectives.
Frontier Power USA is expected to become a customer of the Company under arms length commercial arrangements. Our future revenues, backlog and growth strategy may therefore be affected, in part, by Frontier Power USA's ability to develop, finance and operate energy storage projects. If Frontier Power USA is unable to execute its business plan, experiences financial or operational challenges, reduces or delays purchases of our products, or otherwise fails to meet expectations, our business, financial condition, results of operations and growth prospects could be adversely affected. We will also need to continue to maintain a diversified customer base and avoid undue reliance on any single customer or commercial relationship.
As currently constructed, Frontier Power USA will be controlled and managed by a related party. As a result, situations may arise in which the interests of Frontier Power USA, its owners and the Company are not fully aligned with respect to commercial arrangements, governance matters, financing decisions or other business activities. While we expect to work collaboratively with our partners and maintain appropriate governance arrangements, our ability to influence matters affecting Frontier Power USA may be limited and may depend on the nature of our ownership and governance rights from time to time.
At this time, the Company has concluded that Frontier Power USA is not required to be consolidated into our financial statements based on the facts and circumstances currently known to us. This conclusion involves some judgment and will be reassessed periodically, including each reporting period and as relevant facts and circumstances evolve. Changes in Frontier Power USA's business, ownership structure, governance arrangements, financing activities or other factors could result in a different accounting conclusion in the future, which could materially affect our financial statements, reported operating results and financial condition.
Our investment in Frontier Power USA may be difficult to monetize and may result in losses, impairment charges, dilution or other adverse consequences. Our ability to exit or monetize our investment may be limited. In addition, equity financings, warrants, exchange rights or other securities issued or issuable in connection with our investment or related transactions may dilute existing stockholders. If our investment does not perform as expected, or fails to produce the anticipated strategic, operational or financial benefits expected, if the value of our investment declines, or if related obligations exceed our expectations, our business, financial condition, results of operations, liquidity and stockholder value could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
On July 15, 2026, Joseph Mastrangelo, Chief Executive Officer, adopted a new Rule 10b5-1 trading plan. This plan will terminate on September 30, 2027 and provides for the sale of a predetermined percentage the Section 16 officer’s restricted stock unit award vesting, sufficient to cover the tax liability for the Section 16 officer.

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-Q	File No. 001-39291	3.2	May 14, 2024

3.3	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Form 8-A	File No. 001-39291	3.4	July 2, 2026

3.4	Second Amended and Restated Bylaws of the Company	Form 8-K	File No. 001-39291	3.1	May 19, 2022

3.5	Series A-1 Preferred Stock Certificate of Designation	Form 8-K	File No. 001-39291	3.1	June 24, 2024

3.6	Series A-2 Preferred Stock Certificate of Designation.	Form 8-K	File No. 001-39291	3.1	August 30, 2024

3.7	Certificate of Designation of Series B-1 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	September 12, 2024

3.8	Certificate of Designation of Series B-2 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.2	September 12, 2024

3.9	Certificate of Designation of Series B-3 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	November 4, 2024

3.10	Certificate of Designation of Series B-4 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	January 27, 2025

4.1	Warrant Agreement	Form 8-K	File No. 001-39291	4.1	July 1, 2026

4.2	Form of Warrant Certificate	Form 8-K	File No. 001-39291	4.2	July 1, 2026

10.1	Employment Agreement between Eos Energy Enterprises, Inc. and Alessandro Lagi	Form 8-K	File No. 001-39291	10.1	April 30, 2026

10.2*	Limited Consent to Loan Guarantee Agreement, dated April 1, 2026, by and between Eos Energy Enterprises, Inc. and the United States Department of Energy

10.3*	Limited Consent and Waiver to Loan Guarantee Agreement, dated June 26, 2026, by and between Eos Energy Enterprises, Inc. and the United States Department of Energy

10.4*	Limited Consent and Waiver to Loan Guarantee Agreement, dated June 29, 2026 by and between Eos Energy Enterprises, Inc. and the United States Department of Energy

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
10.5*	Third Amendment to Loan Guarantee Agreement, dated August 4, 2026, by and between Eos Energy Enterprises, Inc. and the United States Department of Energy

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

EOS ENERGY ENTERPRISES, INC.

Date: August 5, 2026	By:	/s/ Joseph Mastrangelo
	Name:	Joseph Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Alessandro Lagi
	Name:	Alessandro Lagi
	Title:	Chief Financial Officer (Principal Financial Officer)