Form 10-Q
period 2026-09-30
Eos Energy Enterprises, Inc.
filed 2026-11-05
CIK 1805077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The registrant had outstanding 366,363,999 shares of common stock as of November 3, 2026.

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	4
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025	6
	Unaudited Condensed Consolidated Statements of Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and 2025	7
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	9
	Notes to the Unaudited Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	59

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	60
Item 1a.	Risk Factors	60
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	62
Signatures		65

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
•our customers’ ability to secure project financing;
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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements and, except as required by law, the Company (as defined below) assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. See also Part I, Item 1A, “Risk Factors” disclosures contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of the risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed or implied in its forward-looking statements.

Part I - Financial Information

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$271,162	$567,992
Restricted cash	57,923	34,636
Accounts receivable, net	8,673	6,779
Accounts receivable - related party	109	—
Inventory	86,404	59,026
Vendor deposits	20,797	11,756
Contract assets, current	18,156	13,972
Contract assets, current - related party	4,405	—
Prepaid expenses	4,128	2,701
Grant receivable, net	39,308	11,028
Other current assets	2,976	590
Total current assets	514,041	708,480

Property, plant and equipment, net	190,515	114,415
Intangible assets, net	1,657	979
Goodwill	4,331	4,331
Operating lease right-of-use asset, net	27,347	20,420
Long-term restricted cash	15,000	21,938
Investment in joint venture	297,642	—
Other assets, net	17,952	14,634
Total assets	$1,068,485	$885,197

LIABILITIES
Current liabilities:
Accounts payable	$90,478	$99,915
Accrued expenses	45,215	25,794
Operating lease liability, current	2,065	1,960
Long-term debt, current	—	372
Contract liabilities, current	7,521	14,975
Contract liabilities, current - related party	9,756	$—
Other current liabilities	153	524
Total current liabilities	155,188	143,540

Long-term liabilities:
Operating lease liability	28,804	19,182
Long-term debt	546,547	662,467
Notes payable - related party	109,210	150,427
Contract liabilities, long-term	3,723	2,506
Warrants liability	57,616	313,253
Warrants liability - related party	135,750	470,715
Deferred tax liability	4,671	—
Other liabilities	542	427
Other liabilities - related party	22,700	—
Total long-term liabilities	909,563	1,618,977
Total liabilities	1,064,751	1,762,517

COMMITMENTS AND CONTINGENCIES (NOTE 15)

SERIES B PREFERRED STOCK - related party	463,746	1,361,542

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025

SHAREHOLDERS' DEFICIT
Common stock, $0.0001 par value, 800,000,000 shares authorized, 365,758,222 and 337,132,374 shares outstanding on September 30, 2026 and December 31, 2025, respectively	34	32
Additional paid in capital	1,809,917	427,722
Accumulated deficit	(2,193,669)	(2,535,819)
Accumulated other comprehensive loss - related party	(76,290)	(130,807)
Accumulated other comprehensive (loss) income	(4)	10
Total shareholders' deficit	(460,012)	(2,238,862)
Total liabilities, preferred stock and shareholders' deficit	$1,068,485	$885,197
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$14,284	$30,512	$84,988	$56,205
Revenue - related party	68,447	—	123,481	—
Total revenue	82,731	30,512	208,469	56,205
Cost of goods sold	126,934	64,437	345,900	145,622
Gross profit (loss)	(44,203)	(33,925)	(137,431)	(89,417)
Operating expenses
Research and development expenses	10,910	6,925	32,134	20,963
Selling, general and administrative expenses	23,819	19,786	72,414	66,269
Loss from write-down of property, plant and equipment	108	585	184	1,351
Restructuring expenses	281	—	281	—
Total operating expenses	35,118	27,296	105,013	88,583
Operating income (loss)	(79,321)	(61,221)	(242,444)	(178,000)
Other income (expense)
Interest expense	(12,989)	(6,007)	(37,203)	(9,965)
Interest income (expense) - related parties	—	840	—	(9,451)
Interest income	2,930	1,161	9,371	2,826
Change in fair value of debt - related party	(4,534)	(3,570)	(13,300)	22,112
Change in fair value of warrants	77,746	(240,825)	223,886	(252,836)
Change in fair value of derivatives	13,222	—	108,710	—
Change in fair value of derivatives - related parties	129,551	(327,841)	346,235	(369,710)
Loss on debt extinguishment	—	(3,589)	—	(52,652)
Loss on contingently issuable securities	—	—	(35,662)	—
Other expense	(100)	(337)	103	(1,503)
Income (loss) before income taxes	126,505	(641,389)	$359,696	$(849,179)
Income tax expense	1,462	4	1,480	15
Net income (loss) attributable to shareholders	125,043	(641,393)	$358,216	$(849,194)
Remeasurement of Preferred Stock - related party	249,476	(691,094)	897,796	(632,483)
Down round deemed dividend	(13,802)	—	(13,802)	(4,456)
Net income (loss) applicable to common stock	$360,717	$(1,332,487)	$1,242,210	$(1,486,133)

Other comprehensive income (loss)
Change in fair value of debt - credit risk - related party	$58,607	$(17,784)	$54,517	$(24,008)
Foreign currency translation adjustment	(1)	(3)	(14)	18
Comprehensive income (loss) attributable to common shareholders	$419,323	$(1,350,274)	$1,296,713	$(1,510,123)

Net income (loss) available to common shareholders (NOTE 20)	$232,570	$(1,332,487)	$798,919	$(1,486,133)

Basic and diluted income (loss) per share attributable to common shareholders

Basic	$0.64	$(4.88)	$2.30	$(6.04)
Diluted	$(0.17)	$(4.88)	$(0.44)	$(6.04)

Weighted average shares of common stock
Basic	361,795,384	272,839,188	347,292,217	246,192,674
Diluted	553,269,340	272,839,188	541,260,031	246,192,674
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances on June 30, 2025	256,476,521	$25	$720,680	$(49,699)	$(1,773,973)	$(1,102,967)
Stock-based compensation	—	—	4,768	—	—	4,768
Exercise of warrants	3,991,254	—	25,212	—	—	25,212
Exercise of stock options	325,000	—	439	—	—	439
Release of restricted stock units and performance-based restricted stock units	4,316,810	—	—	—	—	—
Issuance of common stock	16,578,810	2	102,455	—	—	102,457
Remeasurement of Preferred Stock - related party	—	—	(691,094)	—	—	(691,094)
Foreign currency translation adjustment	—	—	—	(3)	—	(3)
Change in fair value of debt - credit risk - related party	—	—	—	(17,784)	—	(17,784)
Net loss	—	—	—	—	(641,393)	(641,393)
Balances on September 30, 2025	281,688,395	$27	$162,460	$(67,486)	$(2,415,366)	$(2,320,365)

Balances on June 30, 2026	340,592,001	$32	$1,406,730	$(134,900)	$(2,302,646)	$(1,030,784)
Stock-based compensation	—	—	6,910	—	—	6,910
Release of restricted stock units and performance-based restricted stock units	4,877,768	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(280,399)	—	(1,188)	—	—	(1,188)
Issuance of common stock and warrants	20,568,852	2	113,660	—	—	113,662
Remeasurement of Preferred Stock - related party	—	—	249,476	—	—	249,476
Foreign currency translation adjustment	—	—	—	(1)	—	(1)
Change in fair value of debt - credit risk - related party	—	—	—	58,607	—	58,607
Reclassification of Contingently Issuable securities to equity	—	—	21,496	—	—	21,496
Issuance of rights	—	—	2,264	—	(2,264)	—
Down round deemed dividend	—	—	13,802	—	(13,802)	—
HBC & CCM Warrants, net of tax	—	—	(3,233)	—	—	(3,233)
Net income	—	—	—	—	125,043	125,043
Balances on September 30, 2026	365,758,222	$34	$1,809,917	$(76,294)	$(2,193,669)	$(460,012)

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances on December 31, 2024	221,791,205	$23	$534,726	$(43,496)	$(1,561,716)	$(1,070,463)
Stock-based compensation	—	—	18,879	—	—	18,879
Exercise of warrants	8,884,356	1	53,445	—	—	53,446
Exercise of stock options	523,398	—	758	—	—	758
Release of restricted stock units and performance-based restricted stock units	12,430,564	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(82,438)	—	(488)	—	—	(488)
Issuance of common stock	38,141,310	3	183,167	—	—	183,170
Remeasurement of Preferred Stock - related party	—	—	(632,483)	—	—	(632,483)
Foreign currency translation adjustment	—	—	—	18	—	18
Change in fair value of debt - credit risk - related party	—	—	—	(24,008)	—	(24,008)
Down round deemed dividend	—	—	4,456	—	(4,456)	—
Net loss	—	—	—	—	(849,194)	(849,194)
Balances on September 30, 2025	281,688,395	$27	$162,460	$(67,486)	$(2,415,366)	$(2,320,365)

Balances on December 31, 2025	337,132,374	$32	$427,722	$(130,797)	$(2,535,819)	$(2,238,862)
Stock-based compensation	—	—	19,041	—	—	19,041
Exercise of warrants	2,050,000	—	35,031	—	—	35,031
Exercise of stock options	213,761	—	74	—	—	74
Release of restricted stock units and performance-based restricted stock units	6,207,459	—	—	—	—	—
Cancellation of shares used to settle payroll tax withholding	(414,224)	—	(2,001)	—	—	(2,001)
Issuance of common stock and warrants	20,568,852	2	113,660	—	—	113,662
Remeasurement of Preferred Stock - related party	—	—	897,796	—	—	897,796
Foreign currency translation adjustment	—	—	—	(14)	—	(14)
Change in fair value of debt - credit risk - related party	—	—	—	54,517	—	54,517
Reclassification of Contingently Issuable securities to equity	—	—	21,496	—	—	21,496
Issuance of rights	—	—	2,264	—	(2,264)	—
Down round deemed dividend	—	—	13,802	—	(13,802)	—
Reclassification of November 2025 Convertible Note embedded derivative	—	—	133,231	—	—	133,231
HBC & CCM Warrants, net of tax	—	—	147,801	—	—	147,801
Net income	—	—	—	—	358,216	358,216
Balances on September 30, 2026	365,758,222	$34	$1,809,917	$(76,294)	$(2,193,669)	$(460,012)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$358,216	$(849,194)
Adjustment to reconcile net income to net cash used in operating activities
Stock-based compensation	19,027	19,664
Depreciation and amortization	18,989	8,980
Loss on debt extinguishment	—	52,652
Loss from write-down of property, plant and equipment	184	1,351
Amortization of right-of-use assets	2,189	1,270
Non-cash interest expense	26,712	4,263
Non-cash interest expense - related parties	—	9,204
Change in fair value of debt - related party	13,300	(22,112)
Change in fair value of warrants	(223,886)	252,836
Change in fair value of derivatives	(108,710)	—
Change in fair value of derivatives - related parties	(346,235)	369,710
Loss on contingently issuable securities	35,662	—
Other	(8,738)	(6,133)
Changes in operating assets and liabilities:
Prepaid expenses	(1,427)	(1,440)
Inventory	(21,809)	(6,704)
Accounts receivable	(1,954)	(1,991)
Accounts receivable - related parties	(109)	—
Vendor deposits	(5,069)	(4,958)
Contract assets	(9,455)	(945)
Contract assets - related parties	(4,405)	—
Grant receivable	(28,280)	(9,965)
Accounts payable	3,688	22,166
Accrued expenses	16,721	9,132
Interest payable - related parties	—	247
Operating lease liabilities	611	(1,587)
Contract liabilities	(6,237)	(7,166)
Contract liabilities - related parties	9,756	—
Deferred tax liabilities	4,671	—
Other	(5,003)	(206)
Net cash used in operating activities	(261,591)	(160,926)

Cash flows from investing activities
Purchases of property, plant and equipment	(105,717)	(28,804)
Investment in equity method investment	(112,638)	—
Investment in internally developed software	(232)	(912)
Other investments	(368)	—
Net cash used in investing activities	(218,955)	(29,716)

Cash flows from financing activities
Principal payments on finance lease obligations	(69)	(39)
Proceeds from exercise of stock options	74	758
Proceeds from exercise of warrants	3,280	14,215

EOS ENERGY ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2026	2025
Proceeds received from DOE Loan	87,019	22,666
Proceeds from the issuance of May 2025 Convertible Notes, net of discount	—	240,000
Proceeds received from Credit and Securities Purchase Transaction, net - related party	—	38,475
Payment of debt and equity issuance costs	(854)	(4,607)
Payoff of notes payable - related parties	—	(180,940)
Payment of debt extinguishment costs	—	(781)
Return of debt repurchase premium	—	5,000
Repayment of equipment financing facility	(122)	(1,255)
Proceeds from issuance of common stock	112,738	81,075
Repurchase of shares from employees for income tax withholding purposes	(2,001)	(488)
Net cash provided by financing activities	200,065	214,079

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—

Net (decrease) increase in cash, cash equivalents and restricted cash	(280,481)	23,437
Cash, cash equivalents and restricted cash, beginning of the period	624,566	103,362
Cash, cash equivalents and restricted cash, end of the period	$344,085	$126,799

Non-cash investing and financing activities
Accrued and unpaid capital expenditures	$11,291	$12,441
Accrued and unpaid investment in internally developed software	$718	$—
Warrants issued for formation of joint venture	$151,034	$—
HBC Exchange Right/CCM Call Option for formation of joint venture	$33,970	$—
Paid-in-kind interest added to principal	$3,416	$5,433
Accrued and unpaid debt issuance costs	$388	$1,910
Down round deemed dividend	$13,802	$4,456
Remeasurement of preferred stock - related party	$(897,796)	$632,483
Fixed assets acquired with finance lease	$24	$181
Right-of-use operating lease assets in exchange for lease liabilities	$9,116	$672
Reclassification of Contingently Issuable securities to equity	$21,496	$—
Reclassification of embedded derivative to additional paid in capital	$133,231	$—
Issuance of Rights	$2,264	$—
Issuance of common stock from conversion of AFG Notes	$—	$102,457

Supplemental disclosures
Cash paid for interest	$7,147	$166
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
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its 100% owned, direct and indirect subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany transactions and balances have been eliminated in the preparation of the Unaudited Condensed Consolidated Financial Statements.
The Company is involved with joint ventures accounted for under the equity method of accounting that are variable interest entities (“VIE”). The Company is not the primary beneficiary, as the nature of the Company’s involvement does not provide the Company power to direct the VIE’s significant activities. Future events may require reevaluation of consolidation if the Company becomes the primary beneficiary.
The Company accounts for equity method investments at cost and adjusted each period for the Company’s share of net income or loss, contributions and distributions made during the period. These investments are evaluated for impairment if events arise that the carrying amount of such assets may not be recoverable.
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
On December 17, 2025, the FASB issued ASU 2025-12, Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently assessing its plans for adoption and evaluating the potential impact this amendment could have on its financial statements and related disclosures.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Revenue Recognition
The Company primarily earns revenue from sales of its energy storage systems and services including installation, commissioning and extended warranty services. Product revenues, which are generally recognized at a point in time, and service revenues, which are generally recognized over time, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue	$12,984	$30,209	$82,431	$54,191
Product revenue - related party	68,447	—	123,481	$—
Service revenue	1,300	303	2,557	$2,014
Total revenues	$82,731	$30,512	$208,469	$56,205
For the three months ended September 30, 2026, the Company had one customer who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 76.8% of the total revenue. For the nine months ended September 30, 2026, the Company had four customers who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 85.2% of the total revenue.
For the three months ended September 30, 2025, the Company had one customer who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 82.1% of the total revenue. For the nine months ended September 30, 2025, the Company had three customers who individually accounted for greater than 10% of total revenue and collectively accounted for approximately 73.0% of the total revenue.
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

	September 30, 2026	December 31, 2025
Contract assets, current	$18,156	$13,972
Contract assets, current - related party	$4,405	$—
Contract assets	$6,768	1,516
Contract liabilities, current	$7,521	14,975
Contract liabilities, current - related party	$9,756	$—
Contract liabilities	$3,723	$2,506
Contract assets and Contract assets - related party increased by $13,841, net, during the nine months ended September 30, 2026, attributable to recognition of revenues for which invoicing has not yet occurred.
Contract assets, current and Contract assets, current – related party as of September 30, 2026, are expected to be reclassified to Accounts receivable and Accounts receivable - related party within the next twelve months. Contract assets as of September 30, 2026 are expected to be reclassified to accounts receivable in greater than twelve months.
Contract liabilities, current and Contract liabilities, current - related party as of September 30, 2026 are expected to be recognized as Revenue and Revenue - related party within the next twelve months. Contract liabilities as of September 30, 2026 are expected to be recognized as Revenue in greater than twelve months.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Revenue Recognition (cont.)
The following table provides information about changes in Contract liabilities and Contract liabilities - related party:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contract liabilities, beginning of the period	$9,886	$39,537	$17,481	$26,349
Amounts in beginning balance recognized in revenue	(4,074)	(10,989)	(14,711)	(22,102)
Revenue recognized in current period	(56,060)	(20,102)	(105,988)	(31,353)
Advance payments received from customers	71,248	10,737	124,218	46,289
Contract liabilities, end of the period	$21,000	$19,183	$21,000	$19,183
Remaining Performance Obligations
Remaining performance obligations (“RPO”) represent the allocated transaction price of unsatisfied or partially unsatisfied performance obligations. The Company expects to recognize revenue related to the RPOs as the performance obligations are satisfied in accordance with the Company’s revenue recognition policy, which can be found in Note 2, Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, the Company's remaining performance obligations, excluding contracts that will be satisfied in less than one year, were approximately $27,319. The Company expects to recognize revenue of approximately 81% of the remaining performance obligations over the next twelve months, with the remainder recognized thereafter.
4. Cash, Cash Equivalents and Restricted Cash
Restricted cash - current as of September 30, 2026, consists of (i) accounts related to the DOE Loan Facility for reserves related to warranty claims, debt servicing, the Davis Bacon Act, secured letters of credit, escrow deposits related to U.S. Custom Bonds insurance and escrow deposits related to our credit card program agreements and (ii) the interest reserve account maintained pursuant to the second Limited Consent Agreement between the Company and the DOE (the “Second DOE Limited Consent Agreement”), which is equivalent to twelve months of interest payments of the May 2025 Convertible Notes and the November 2025 Convertible Notes.
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
Long-term restricted cash as of September 30, 2026, relates to, as defined in the credit and guaranty agreement (“Credit Agreement”), the Minimum Liquidity covenant. Under the Minimum Liquidity covenant, as defined in the Credit Agreement and the DOE Loan Facility, the Company shall not permit cash and cash equivalents at any time be less than $15,000.
Long-term restricted cash as of September 30, 2025, relates to the Minimum Liquidity covenant, prior to the first tranche funding the Minimum Liquidity covenant, the Company shall not permit cash and cash equivalents at any time be less than $15,000. On May 28, 2025, the Company and the DOE entered into a Limited Consent Agreement (“DOE Limited Consent Agreement”), in which the remainder of Long-term restricted cash relates to an interest reserve account maintained pursuant to the DOE Limited Consent Agreement equivalent to one year of interest expense of the May 2025 Convertible Notes. Restricted cash per the DOE Limited Consent Agreement shall be reduced by the amounts of any actual interest payments made for the May 2025 Convertible Notes, but shall not be less than all interest payments on the May 2025 Convertible Notes due within 12 months.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Cash, Cash Equivalents and Restricted Cash (cont.)

The following table reconciles reported amounts from the Unaudited Condensed Consolidated Balance Sheets to Cash, Cash Equivalents and Restricted Cash reported within the Unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$271,162	$58,733
Restricted cash - current	57,923	36,946
Long-term restricted cash	15,000	31,120
Total cash, cash equivalents and restricted cash	$344,085	$126,799
5. Inventory
The following table provides information about Inventory balances:

	September 30, 2026	December 31, 2025
Raw materials	$53,552	$44,501
Work-in-process	30,711	13,701
Finished goods	2,141	824
Total Inventory	$86,404	$59,026
6. Property, Plant and Equipment, Net
The following table provides information about Property, plant and equipment, net balances:

	Estimated Useful lives			September 30, 2026	December 31, 2025
Equipment	5	-	10 years	$172,977	$79,272
Furniture	5	-	10 years	4,170	3,149
Leasehold improvements	Lesser of useful life/ remaining lease			14,846	14,146
Tooling	2	-	3 years	18,988	16,192
Construction in progress (“CIP”)				32,495	36,644
Total				243,476	149,403
Less: Accumulated depreciation				(52,961)	(34,988)
Total property, plant and equipment, net				$190,515	$114,415
Depreciation expense related to property, plant and equipment was $7,436 and $3,341 for the three months ended September 30, 2026 and 2025, and $18,717 and $8,907 for the nine months ended September 30, 2026 and 2025, respectively.
The Company recorded a loss from write-down of property, plant and equipment of $108 and $585 for the three months ended September 30, 2026 and 2025, and $184 and $1,351 for the nine months ended September 30, 2026 and 2025, respectively.
For the three and nine months ended September 30, 2026, capitalized interest costs recognized was $1,526 and $4,267, respectively. For the three and nine months ended September 30, 2025, capitalized interest costs recognized was $300 and $657, respectively.

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

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$400	$310	$90	$400	$280	$120
Internal-Use Software	2,035	468	1,567	1,085	226	859
Total Intangible Assets	$2,435	$778	$1,657	$1,485	$506	$979
The Company recorded amortization expense of $92 and $25 for the three months ended September 30, 2026 and 2025, and $272 and $74 for the nine months ended September 30, 2026 and 2025, respectively. Estimated future amortization expense of intangible assets as of September 30, 2026 are as follows:

Amortization Expense
Remainder of 2026	$117
2027	669
2028	584
2029	287
2030	—
Thereafter	—
$1,657
8. Equity Method Investment
Frontier Power USA
On August 4, 2026, we acquired a 36% ownership interest in Frontier Power USA Parent, LLC (“FPUSA”) for a total consideration of $297,642. We account for this investment under the equity method of accounting because we have the ability to exercise significant influence, but do not have a controlling financial interest.
We evaluated our involvement with FPUSA under the guidance for variable interest entities and determined that FPUSA is a VIE. Our maximum exposure to loss related to this unconsolidated VIE is generally limited to the carrying value of our investment in FPUSA. The Company elected to recognize its proportional share of the income or loss from the equity method investment on a financial reporting lag of one fiscal quarter attributable to the timing of financial information. Therefore, no income or loss from the equity method investment was recognized for the period ended September 30, 2026.
Basis Differences
The carrying amount of our equity method investment in FPUSA may differ from our proportionate share of the underlying equity in FPUSA attributable to basis differences. Amortization of basis differences, if any, is included in equity method investment income (loss). Any basis difference related to non-depreciable assets, including goodwill, is generally not amortized, but is subject to impairment testing as necessary.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
9. Accrued Expenses (cont.)
Accrued expenses were as follows:

	September 30, 2026	December 31, 2025
Accrued payroll	$12,255	$4,471
Warranty reserve (1)	15,156	9,469
Accrued legal and professional expenses	1,810	1,570
Provision for contract losses	4,373	6,138
Accrued interest	4,455	1,196
Accrued capital expenditures	3,605	500
Other	3,561	2,450
Total accrued expenses	$45,215	$25,794
(1) Refer to the table below for the warranty reserve activity for the three and nine months ended September 30, 2026.

The following table summarizes warranty reserve activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warranty reserve - beginning of period	$12,690	$5,917	$9,469	$5,102
Additions for current period deliveries	2,478	802	6,737	1,898
Changes in the warranty reserve estimate	—	—	(923)	543
Warranty costs incurred	(12)	(1,050)	(127)	(1,874)
Warranty reserve - end of period	$15,156	$5,669	$15,156	$5,669
10. Government Grants
One Big Beautiful Bill Act (“OBBBA”)
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law, introducing several modifications to the energy-related tax incentives originally established under the Inflation Reduction Act. The OBBBA maintained tax credits available to manufacturers and includes a credit for 10% of qualified costs incurred to make electrode active materials in addition to credits of $35 per kWh of capacity for eligible battery cells and $10 per kWh of capacity for eligible battery modules. These credits are cumulative, meaning that companies are able to claim each of the available tax credits based on the battery components produced and sold through 2029, after which the PTC will begin to gradually phase down through 2032. The OBBBA introduces new limitations related to the sourcing of materials from a prohibited foreign entity starting after December 31, 2025. These provisions restrict eligibility for credits where material assistance is received from such entities. Additionally, the OBBBA includes ownership and effective control related provisions concerning 'specified foreign entities' and 'foreign-influenced entities'. The Company has evaluated the OBBBA and determined there is no impact on the financial statements. The Company will evaluate additional guidance as it becomes available.
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
During the third quarter of 2026, the Company entered into tax credit purchase agreement to sell and transfer all of the remaining PTCs related to the production and sale of battery cells and battery modules and electrode active materials produced in calendar year 2025, that were eligible to be claimed on the Company’s tax return. The transferred tax credits were sold during the three months ended September 30, 2026 for $10,997.
Upon the receipt of the cash payment, the Company recorded offsets to the PTC/Grant Receivable account. There were minimal differences between the recorded fair value of the PTC receivable and the amount of consideration received. The differences will be recognized as an adjustment to cost of goods sold.
The Company recognized PTC credits of $15,979 and $5,660 for the three months ended September 30, 2026 and 2025, and $38,777 and $12,020 for the nine months ended September 30, 2026 and 2025, respectively, as a reduction of cost of goods sold on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2026, and December 31, 2025, grant receivable related to the PTC in the amount of $39,308 and $11,028, respectively, is recorded in the Unaudited Condensed Consolidated Balance Sheets.
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
The Company incurred fees from three vendors affiliated with Cerberus for the periods ending September 30, 2026 and four vendors affiliated with Cerberus for the periods ending September 30, 2025, included in Cost of goods sold, Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Intangible assets, net in the Unaudited Condensed Consolidated Balance Sheets. These expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Advisory fees	$219	$249	$1,309	$2,740
Manufacturing costs	—	528	—	1,902
As of September 30, 2026 and December 31, 2025, amounts due to these vendors affiliated with Cerberus were $862 and $285, respectively. These amounts are included in Accounts payable and Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets.
The Company entered into revenue contracts with FPUSA and affiliates. For the three and nine months ended September 30, 2026, the Company recognized revenue from related parties of $68,447 and $123,481 respectively, in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 30, 2026, the Company had Accounts receivable - related party of $109, Contract assets, current - related party of $4,405 and Contract liabilities, current - related party of $9,756 included within the Unaudited Condensed Consolidated Balance Sheets.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings
The Company’s debt obligations consist of the following:

			September 30, 2026		December 31, 2025
	Maturity Date	Effective Interest Rate	Principal Outstanding	Carrying Value*	Principal Outstanding	Carrying Value*
Delayed Draw Term Loan	June 2034(1)	N/A	$205,017	$109,210	$194,419	$150,427
Notes payable - related party			205,017	109,210	194,419	150,427
Equipment financing facility	April 2026	16.2%	—	—	372	372
May 2025 Convertible Notes	June 2030	7.8%	50,000	48,322	50,000	48,044
November 2025 Convertible Notes	December 2031	14.2%	600,000	326,789	600,000	530,096
DOE Loan Facility	June 2034(1)	7.1%(2)	185,120	171,436	94,685	84,327
Total borrowings			1,040,137	655,757	939,476	813,266
Current portion			—	—	372	372
Total borrowings, non-current			$1,040,137	$655,757	$939,104	$812,894
*Carrying value as of September 30, 2026 includes unamortized deferred financing costs and unamortized discounts, except for the Delayed Draw Term Loan, which is carried at fair value. Carrying value as of December 31, 2025 includes unamortized deferred financing costs, unamortized discounts and fair value of embedded derivative liabilities, except for the Delayed Draw Term Loan, which is carried at fair value.
(1) The DDTL and DOE Loan Facility contain Springing Maturity Dates that could make the debt due March 14, 2030.
(2) This represents a weighted average of all outstanding draws under the DOE Loan Facility. The first draw has an effective interest rate of 7.6%, the second draw has an effective interest rate of 8.0% and the draw of tranche 2 has an effective interest rate of 6.4%.
2021 Convertible Note Payable – Related Party
On July 6, 2021, the Company entered into an investment agreement with Spring Creek Capital, LLC, a wholly owned, indirect subsidiary of Koch Industries. This investment agreement was entered into with B. Riley Securities, Inc., a related party that acted as a placement agent. The investment agreement provides for the issuance and sale to Koch Industries of the 2021 Convertible Note in the aggregate principal amount of $100,000. The maturity date of the 2021 Convertible Notes was June 30, 2026, subject to earlier conversion, redemption or repurchase.
Interest expense recognized on the 2021 Convertible Note is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$—	$—	$—	$3,072
Amortization of debt discount	—	—	—	3,230
Amortization of debt issuance costs	—	—	—	311
Total	$—	$—	$—	$6,613
Termination of the 2021 Convertible Notes
On June 3, 2025, the Company repurchased the full $122,868 aggregate principal amount, in addition to $3,072 of interest payable outstanding for $131,000 inclusive of a repurchase premium in a privately negotiated transaction. The holder of the 2021 Convertible Notes was contingently required to reimburse the Company for up to $5,000 of the repurchase premium based on the holders’ overall return on its investment in the Company. On June 13, 2025, the Company received the $5,000 repurchase premium. Neither the holder of the 2021 Convertible Notes, nor the Company have any outstanding contractual obligations. Absent termination, the 2021 Convertible Notes would have matured on June 30, 2026.
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
Conversion of AFG Convertible Notes
On August 1, 2025, the Company issued a Notice of Redemption of Non-Affiliated Holders for all outstanding AFG Convertible Notes, pursuant to which the Company intended to fully redeem the AFG Convertible Notes (other than those held by the Affiliated Purchasers) on August 18, 2025 for a redemption price equal to the then-current capitalized principal amount of the AFG Convertible Notes (other than those held by the Affiliated Purchasers) plus the aggregate amount of all accrued and unpaid or uncapitalized interest payments on the capitalized principal amount of the AFG Convertible Notes (other than those held by the Affiliated Purchasers) that the holders of the AFG Convertible Notes to be redeemed would have been entitled to receive had the AFG Convertible Notes remained outstanding to June 30, 2026. In accordance with the terms of the AFG Indenture and the Notice of Redemption of Non-Affiliated Holders, each of the holders of the AFG Convertible Notes (other than those held by the Affiliated Purchasers) opted to exercise its conversion right to convert all of such holder’s outstanding AFG Convertible Notes into shares of Common Stock at a conversion rate equal to 598.8024 shares of Common Stock per $1,000 capitalized principal amount of AFG Convertible Notes. During the third quarter of 2025, the Company issued 16,578,810 shares of Common Stock in the aggregate to such holders of the AFG Convertible Notes (other than those held by the Affiliated Purchasers).

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
At the Special Meeting of Stockholders of the Company, held on October 16, 2025, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rules, including, but not limited to, Rule 5635, the Company’s issuance of shares of the Company’s common stock to the Affiliated Purchasers upon redemption or conversion of the AFG Convertible Notes pursuant to the AFG Indenture as supplemented by the First Supplemental Indenture. After obtaining the stockholder approval, the Company issued a notice of redemption to the Affiliated Purchasers on October 24, 2025 for all outstanding AFG Convertible Notes held by the Affiliated Purchasers, pursuant to which the Company intended to fully redeem the remaining AFG Convertible Notes on November 10, 2025 for a redemption price equal to the then-current capitalized principal amount of the AFG Convertible Notes plus the aggregate amount of all accrued and unpaid or uncapitalized interest payments on the capitalized principal amount of the AFG Convertible Notes that the Affiliated Purchasers would have been entitled to receive had the AFG Convertible Notes remained outstanding at the Original Maturity Date. On October 28, 2025, in accordance with the terms of the AFG Indenture and the notice of redemption, the Affiliated Purchasers opted to exercise its conversion right to convert all of its outstanding AFG Convertible Notes into shares of Common Stock at a conversion rate equal to 598.8024 shares of Common Stock per $1,000 capitalized principal amount of AFG Convertible Notes. During the fourth quarter of 2025, the Company issued 2,863,291 shares of Common Stock to the Affiliated Purchasers.
Interest expense recognized on the AFG Convertible Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$—	$247	$—	$3,209
Amortization of debt discount	—	(848)	—	(290)
Amortization of issuance costs	—	(239)	—	(81)
Total	$—	$(840)	$—	$2,838
Delayed Draw Term Loan (“DDTL”)
Under the terms of the Credit Agreement the Company entered into a multi-draw facility (the “Delayed Draw Term Loan” or “DDTL”) on June 21, 2024, with CCM Denali Debt Holdings, LP, the Company drew an aggregate principal amount of $210,500 through multiple tranches upon satisfaction of the applicable milestone requirements. The draws were subject to a 5.0% original issue discount and applicable lender fees. The total net proceeds were approximately $198,800. Additionally, as part of the strategic investment under the Credit and Guaranty Agreement, the Company may access a $105,000 revolving facility at the sole discretion of the Lenders’ as the Delayed Draw Term Loan has been fully funded as of January 24, 2025.
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
The Credit Agreement, as amended, contains the following financial covenants, including (each as defined in the Credit Agreement, as amended):
•Minimum Consolidated EBITDA - not applicable for September 30, 2026.
•Minimum Consolidated Revenue - not applicable for September 30, 2026.
•Minimum Liquidity

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
As of and for the three months ended September 30, 2026, the Company was in compliance with the Minimum Liquidity financial covenant.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Loss) Gain on change in fair value(a)	$(4,534)	$(3,570)	$(13,300)	$22,112
Loss attributable to changes in instrument-specific credit risk(b)	$58,607	$(17,784)	$54,517	$(24,008)
(a) This is included in Change in fair value of debt - related party on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)This is included in Change in fair value of debt - credit risk - related party in Accumulated other comprehensive Income (Loss).
The Company did not separately report interest expense attributable to the DDTL because such interest was included in the determination of the fair value of the Note. See Note 14, Fair Value Measurement for the assumptions used to determine the fair value of the Delayed Draw Term Loan at issuance and at September 30, 2026.
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
Maturity - The Maturity Date is defined as the earlier of (i) June 15, 2034, and (ii) the date that all the loans shall become due and payable in full, whether by acceleration or otherwise; provided that, if on any Springing Maturity Date any Convertible Notes remain outstanding, the Maturity Date shall instead be the Springing Maturity. The Springing Maturity Date is defined as the 91st day prior to the date on which any convertible note may be redeemed, repurchased, converted, or exchanged in satisfaction of the obligations (“Convertible Note Maturity”). As of September 30, 2026, the May 2025 Convertible Notes and November 2025 Convertible Notes, remain outstanding and are scheduled to mature on June 15, 2030 and December 1, 2031 respectively.
Prepayments - On May 28, 2025, the Company made a prepayment of $47,619 on the DDTL, net of an end of term fee of $2,381, as in accordance with the terms the DDTL, as amended May 28, 2025.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Modification of the DDTL - In accordance with applicable accounting standards, the prepayment and Cerberus amendments were evaluated under the debt modification and extinguishment guidance in ASC 470-50, Debt - Modification and Extinguishments during the nine months ended September 30, 2025. The amendments to the DDTL did not qualify for the extinguishment accounting under ASC 470-50 as a whole, and were accounted for as a modification. The total prepayment of $50,000 as required by the amended DDTL was accounted for as a partial extinguishment. The loss on partial extinguishment was $38,375 after reclassification of accumulated other Comprehensive Income (Loss) through earnings for $16,245 was recognized during the nine months ended September 30, 2025.
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
As of September 30, 2026 and December 31, 2025, total equipment financing carrying value was $0 and $372, respectively of which $0 and $372 are recorded as a current liability on the Unaudited Condensed Consolidated Balance Sheets, respectively. The Equipment Financing Facility was terminated in March 2026.
Interest expense attributable to the equipment financing agreement was $0 and $52 for the three and nine months ended September 30, 2026 and $39 and $177 for the three and nine months ended September 30, 2025, respectively.
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
•Corporate Events: Upon the occurrence of certain corporate events or distributions on our common stock.

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
The initial conversion price was approximately $5.10 per share, and the Company may choose to settle conversions in stock, cash or a mix of both. The conversion price is subject to customary adjustments upon the occurrence of certain events. If a make-whole fundamental change (as defined in the May 2025 Convertible Notes Indenture) occurs, the conversion rate may temporarily increase to provide additional value. The May 2025 Convertible Notes have adjusted conversion prices based on the issuance of shares and warrants as part of the Rights Offering. As of September 30, 2026 the conversion rate is $5.06 per share.
Redemption - The May 2025 Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 20, 2028 and on or before the 41st scheduled trading day immediately before the maturity date, but only if certain liquidity conditions are satisfied and the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the thirty consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such redemption notice. However, the Company may not redeem less than all of the outstanding notes unless at least $75,000 aggregate principal amount of notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. The redemption price is equivalent to the principal amount of the May 2025 Convertible Notes called for redemption, plus accrued and unpaid interest. In addition, calling any note for redemption will constitute a make-whole fundamental change with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption.
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
Interest expense recognized on the May 2025 Convertible Notes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$844	$4,313	$2,531	$5,536
Amortization of debt discount	96	417	255	532
Amortization of debt issuance costs	8	36	22	46
Total	$948	$4,766	$2,808	$6,114

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
The carrying value for the May 2025 Convertible Notes is as follows:

	September 30, 2026	December 31, 2025
Principal	$50,000	$50,000
Unamortized debt discount	(1,543)	(1,799)
Unamortized debt issuance costs	(135)	(157)
Aggregate carrying value	$48,322	$48,044
The Company is obligated to repay all contractual interest attributable to the May 2025 Convertible Notes on a semi-annual basis in cash. As of September 30, 2026 and December 31, 2025, $984 and $141, respectively of interest payable attributable for the May 2025 Convertible Notes was included in Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets.
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
•Corporate Events: Upon the occurrence of certain corporate events or distributions on our common stock.
•Redemption: If the Company calls such notes for redemption on or after December 5, 2028, then the holders may choose to convert them at that time.
Beginning September 3, 2031, the notes can be converted at any time until two trading days prior to maturity.
The initial conversion price was approximately $16.29 per share, and the Company may choose to settle conversions in stock, cash or a mix of both. The conversion price is subject to customary adjustments upon the occurrence of certain events. If a make-whole fundamental change (as defined in the November 2025 Convertible Notes Indenture) occurs, the conversion rate may temporarily increase to provide additional value. The November 2025 Convertible Notes have adjusted conversion prices based on the issuance of shares and warrants as part of the Rights Offering. As of September 30, 2026 the conversion rate is $16.16 per share.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
Redemption - The November 2025 Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after December 5, 2028 and on or before the 41st scheduled trading day immediately before the maturity date, but only if certain liquidity conditions are satisfied and the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the thirty consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such redemption notice. However, the Company may not redeem less than all of the outstanding notes unless at least $75,000 aggregate principal amount of notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. The redemption price is equivalent to the principal amount of the November 2025 Convertible Notes called for redemption, plus accrued and unpaid interest. In addition, calling any note for redemption will constitute a make-whole fundamental change with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption. Prior to obtaining shareholder approval for the issuance of common stock upon conversion, the Company will be required to settle all conversions in cash.
Embedded Derivatives - The November 2025 Convertible Notes include certain embedded features, such as provisions for fundamental change, additional interest, special interest, conversion feature and indemnification. In accordance with ASC 815, the Company assessed these embedded features to determine whether bifurcation and separate accounting as derivatives was required. The Company concluded the embedded features meet the bifurcation criteria because the economic characteristics and the risks of the embedded features are not clearly and closely related to the debt host, the host is not remeasured at fair value and the embedded features would meet the definition of a derivative if freestanding. The Company also evaluated indexation and equity classification guidance with respect to the conversion feature. Although the conversion feature is considered indexed to the Company's own stock, it did not qualify for equity classification at issuance, as prior to the first date on which the Company reserves the maximum number of convertible shares, and before shareholder approval is obtained to authorize additional shares, all conversions were required to be cash-settled, and shareholder approval to increase authorized shares was not solely within the Company's control. As a result, the conversion feature did not qualify for the derivative scope exception in ASC 815 at issuance. At issuance, the Company recognized the embedded derivative at its fair value, with an offset to debt discount. The embedded derivative was remeasured at fair value each reporting period, and changes in fair value are recognized in Change in fair value of derivatives on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
On June 3, 2026 at the annual meeting of stockholders, the stockholders of the Company approved the amendment to the Company’s Certificate of Incorporation to increase the number of shares of authorized common stock from 600,000,000 to 800,000,000. As a result of this approval, the November 2025 Convertible Notes conversion is able to be settled in the Company’s own stock as of June 3, 2026. Therefore, the conversion feature qualifies for the derivative scope exception on June 3, 2026 and does not require subsequent remeasurement. The changes in fair value through June 3, 2026 for the embedded derivative are recognized in Change in fair value of derivatives on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining carrying value of the embedded derivative on June 3, 2026 of $133,231 was reclassified to Additional paid in capital in accordance with ASC 815.
Interest expense recognized on the November 2025 Convertible Notes is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Contractual interest expense	$2,625	$7,875
Amortization of debt discount	8,884	25,385
Amortization of debt issuance costs	10	28
Total	$11,519	$33,288
The carrying value for the November 2025 Convertible Notes is as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)

	September 30, 2026	December 31, 2025
Principal	$600,000	$600,000
Unamortized debt discount	(272,912)	(298,297)
Unamortized debt issuance costs	(299)	(326)
Embedded conversion feature	—	228,719
Aggregate carrying value	$326,789	$530,096
The Company is obligated to repay all contractual interest attributable to the November 2025 Convertible Notes on a semi-annual basis in cash. As of September 30, 2026 and December 31, 2025, $3,471 and $1,050, respectively, of interest payable attributable for the November 2025 Convertible Notes was included in Accrued expenses in the Unaudited Condensed Consolidated Balance Sheets.
DOE Loan Facility
On November 26, 2024, the Company entered into a loan agreement with the United States Federal Financing Bank ("FFB") and the United States DOE Loan Programs Office (“LPO”) (“the DOE Loan Facility"). The loan provides for a principal amount of up to $277,497 of borrowings and capitalized interest amount of up to $25,953.
The DOE Loan Facility provides for a multi-draw term loan facility under a series of at least two tranches and, if the Company elects, up to four tranches of the loan (each, a “Tranche”), subject to the achievement of certain funding conditions. Each Tranche corresponds to the production, maintenance, development and operation of a given production line to be funded using the proceeds of such Tranche. The principal amount of each Tranche consists of a maximum principal amount designated for such Tranche in the DOE Loan Facility. Each Tranche provides the Company funding for 80% of the Eligible Project Costs. Eligible Project Costs means project costs that satisfy each of the following conditions: (a) DOE has determined the project costs to be eligible costs in accordance with Sections 609.2 and 609.10 of the applicable regulations; (b) the project costs have not been paid and are not expected to be paid any time after the first advance date with: (i) any federal grants, assistance, or loans (excluding the DOE Loan Facility); or (ii) other funds guaranteed by the Federal Government; (c) the project costs are identified in the construction budget; (d) the project costs do not constitute cost overruns; and (e) the project costs were incurred after the eligibility effective date associated with the corresponding production line, with the Company responsible for funding the remaining 20% of the project costs.
On April 16, 2025, the Company amended the DOE Loan Facility in order to clarify the maximum Tranche Commitment principal amounts by excluding capitalized interest (Tranche 1: $90,945; Tranche 2: $106,733; Tranche 3: $67,529; and Tranche 4: $12,290). The Amendment did not materially alter rights, obligations or meaning of the DOE Loan Facility.
The DOE Loan Facility draw-downs were as follows:

Date of Draw	Gross Amount of Initial Draw	Interest Rate
Beginning balance Tranche 1	$90,945
Draw-downs received November 2024	(68,279)	4.791%
Draw-downs received July 2025	(22,666)	4.286%
Remaining balance available on Tranche 1	$—

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)

Date of Draw	Gross Amount of Initial Draw	Interest Rate
Beginning balance Tranche 2	$106,733
Draw-downs received September 2026	(87,019)	4.971%
Remaining balance available on Tranche 2	$19,714
The Company has not drawn on Tranches 3 or 4 as of September 30, 2026.
Interest expense recognized on the DOE Loan Facility is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$1,379	$1,088	$3,588	$2,723
Amortization of debt issuance costs	204	417	492	1,617
Amortization of debt discount	420	—	1,203	—
Total	$2,003	$1,505	$5,283	$4,340

The carrying value for the DOE Loan Facility is as follows:

	September 30, 2026	December 31, 2025
Principal (life to date draw-downs)	$177,964	$90,945
Capitalized PIK Interest	7,156	3,740
Unamortized debt issuance costs	(7,386)	(2,749)
Unamortized debt discount	(6,298)	(7,609)
Aggregate carrying value	$171,436	$84,327
The DOE Loan Facility bears interest at the applicable U.S. Treasury rate plus a spread equal to 0.375%. The interest is paid in-kind ("Capitalized PIK Interest") on a quarterly basis, in accordance with the terms under the DOE Loan Facility. Cash payment of the Capitalized PIK Interest on the DOE Loan Facility commences in 2028.
Covenants
On May 28, 2025, the Company and the DOE entered into a Limited Consent Agreement, pursuant to which among other things, the applicability of the Minimum Consolidated Revenue and Minimum Consolidated EBITDA financial covenants were deferred until March 31, 2027 and certain provisions were added to conform with comparable provisions in the Delayed Draw Term Loan. Additionally, the DOE Limited Consent Agreement requires the Company to reserve 24 months of interest expense for the May 2025 Convertible Notes. Refer to Note 4, Cash, Cash Equivalents and Restricted Cash, for further information.
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
Under the Second DOE Limited Consent Agreement, following the issuance of the November 2025 Convertible Notes, the Company must maintain adequate cash reserves to cover all interest payments due on both the May 2025 Convertible Notes and November 2025 Convertible Notes for a period of 18 months. This reserve will decrease as interest payments are made, but shall not be less than all interest payments on the May 2025 Convertible Notes and

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Borrowings (cont.)
the November 2025 Convertible Notes due within 12 months. Refer to Note 4, Cash, Cash Equivalents and Restricted Cash, for further information.
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
On August 4, 2026, the Company entered into the Third Amendment to Loan Guarantee Agreement with the DOE (the "Third Amendment to DOE Loan Facility"). The Third Amendment to DOE Loan Facility provides for the following (i) permitting investments into FPUSA or its affiliates and entry into (a) above-referenced limited liability agreement of FPUSA, (b) above-referenced contribution agreement entered with FPUSA by the Company, (c) the purchase commitment and capacity reservation agreement by and between FPUSA and Company, (d) the FPUSA commercial framework guidelines by and between FPUSA and Company and (e) certain master supply agreements, purchase orders, long-term services agreements and/or related documentation and agreements, each in accordance with the revised DOE Loan Facility agreement, (ii) permitting certain indebtedness in connection with FPUSA, and (iii) other related conditions and requirements, including those related to know-your-customer checks and liens with respect to FPUSA.
The DOE Loan facility, as amended, contains a Minimum Liquidity financial covenant, (as defined in the DOE Loan facility). As of September 30, 2026, the Company was in compliance with the Minimum Liquidity financial covenant.
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
Maturity - The Maturity Date is defined as the earlier of (i) June 15, 2034, and (ii) the date that all the loans shall become due and payable in full, whether by acceleration or otherwise; provided that, if on any Springing Maturity Date any Convertible Notes remain outstanding, the Maturity Date shall instead be the Springing Maturity. The Springing Maturity Date is defined as the 91st day prior to the Convertible Note Maturity. As of September 30, 2026, the May 2025 Convertible Notes and November 2025 Convertible Notes, remain outstanding and are scheduled to mature on June 15, 2030 and December 1, 2031, respectively.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Warrants Liability

The amount of warrants outstanding and fair value for all warrants as of September 30, 2026 and December 31, 2025 are as follows:

		September 30, 2026		December 31, 2025
	Exercise Price	Number of Warrants Outstanding	Fair Value	Number of Warrants Outstanding	Fair Value
Warrants liability
April 2023 warrants	$3.14	16,000,000	$28,641	16,000,000	$153,440
May 2023 warrants	$2.50	3,601,980	6,663	3,601,980	35,263
December 2023 warrants	$1.60	9,960,566	22,312	12,010,566	124,550
Total		29,562,546	$57,616	31,612,546	$313,253
Warrants liability - related party
SPA Warrant	$0.01	1	$135,750	1	$470,715
Total		1	$135,750	1	$470,715

The change in fair value for April 2023 Warrants, May 2023 Warrants and December 2023 Warrants have been recognized in Change in fair value of warrants on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value for these warrants is included in Warrants liability on the Unaudited Condensed Consolidated Balance Sheets. The change in fair value for the SPA Warrant has been recognized in Change in fair value of derivatives - related parties on the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value for these warrants is included in Warrants liability - related party on the Unaudited Condensed Consolidated Balance Sheets. See Note 14, Fair Value Measurement, for further information.
Warrants liability
In April 2023, the Company issued 16,000,000 shares of common stock and 16,000,000 private placement warrants to purchase shares of common stock. In May 2023, the Company issued another 3,601,980 shares of common stock and 3,601,980 private placement warrants to purchase shares of common stock (the “April 2023 warrants” and “May 2023 warrants”, respectively).
In December 2023, the Company issued in a combined public offering 34,482,759 shares of common stock and 34,482,759 accompanying common warrants to purchase shares of common stock (the "December 2023 warrants"). For the three and nine months ended September 30, 2026, — and 2,050,000, respectively of the December 2023 warrants were exercised. For the three and nine months ended September 30, 2025, 3,991,154 and 8,884,256 of the December 2023 warrants were exercised, respectively.
The 2023 warrants do not qualify for equity classification guidance in ASC 815-40 and are measured at fair value at each reporting period.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Warrants Liability (cont.)
Warrants liability - related party
SPA Warrant
On June 21, 2024, the Company entered into a Securities Purchase Agreement with CCM Denali Equity Holdings, LP (the “Purchaser”). The Company issued to the Purchaser, one warrant to purchase 43,276,194 shares of common stock. The warrant has a ten-year term, $0.01 per share exercise price, and is exercisable at the Purchaser’s discretion for cash or on a cashless basis. On August 4, 2026, in connection with the funding of FPUSA, the number of common shares issuable upon exercise of the SPA Warrant increased by 1,159,110 to 44,435,304 common shares upon exercise. The SPA Warrant is subject to automatic cashless exercise on the expiration date if the fair market value of one share is greater than the exercise price then in effect. Upon an acceleration under the Credit Agreement, the Company may be required to purchase the SPA Warrant from the holder at an amount equal to the closing sale price of underlying common stock less the SPA Warrant exercise price at the request of the holder. The SPA Warrant meets the criteria for liability classification under ASC 480 and is recognized at fair value with changes in fair value included in Change in fair value of derivatives - related parties in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Contingent Warrants
Following the initial draw of the DDTL, on three separate predetermined draw dates upon the achievement of the corresponding performance milestone for each such draw date, the Company received additional funds under the Credit Agreement and issued securities under the SPA in an amount equal to the applicable percentage, up to an aggregate of 33.0% ownership limitation on a fully diluted basis as of the time the DDTL was fully drawn. Although these contingent warrants were not issued or exercisable until additional draws occurred, they met the guidance under ASC 480 and were recognized at fair value with changes in fair value reported in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has achieved all performance milestones and no Contingent Warrants remain outstanding.

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

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
SPA Warrant (a)	$—	$—	$135,750	$—	$—	$470,715
April, May and December 2023 Warrants	—	—	57,616	—	—	313,253
Delayed Draw Term Loan	—	—	109,210	—	—	150,427
Exchange Right/Call Option(c)	—	—	22,700	—	—	—
Embedded derivatives(b)	—	—	—	—	—	228,719
Total liabilities	$—	$—	$325,276	$—	$—	$1,163,114
(a) Included in Warrants liability - Related party on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.
(b) Included in Notes Payable - Related Party on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.
(c) Included in Other liabilities - Related Party on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026.
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
The inputs used to determine the fair value of the April 2023 warrants, May 2023 warrants and the December 2023 warrants are as follows:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)

April 2023 warrants	September 30, 2026	December 31, 2025
Time to expiration	2.04 years	2.79 Years
Common stock price	$3.07	$11.46
Risk-free interest rate	4.8%	3.5%
Volatility	110.0%	105.0%

May 2023 warrants	September 30, 2026	December 31, 2025
Time to expiration	1.79 Years	2.54 Years
Common stock price	$3.07	$11.46
Risk-free interest rate	4.8%	3.5%
Volatility	110.0%	105.0%

December 2023 warrants	September 30, 2026	December 31, 2025
Time to expiration	2.21 Years	2.96 Years
Common stock price	$3.07	$11.46
Risk-free interest rate	4.8%	3.5%
Volatility	110.0%	105.0%
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
The November 2025 Convertible Notes conversion is able to be settled in the Company’s own stock as of June 3, 2026, as such there is no embedded derivative liability at September 30, 2026.
The inputs used to determine the fair value of the embedded derivative liabilities are as follows:

November 2025 Convertible Note	June 3, 2026	December 31, 2025
Term	5.50 Years	5.92 Years
Dividend yield	—%	—%
Risk-free interest rate	4.2%	3.8%
Volatility	60.0%	60.0%
Effective debt yield	11.1%	11.7%
Contingently Issuable Securities
On June 30, 2026, the Company entered into a Securities Purchase Agreement (the "HBMF SPA") with Hudson Bay Master Fund Ltd. ("HBMF") in connection with its registered direct offering (the "Registered Direct Offering"), the proceeds from which were to be used to partially fund the Company’s capital contribution to the FPUSA joint venture. As the arrangement was legally binding as of June 30, 2026, and HBMF had a unilateral termination right, the securities to be issued were recognized at fair value and an expense of $35,662 was included within Loss on contingently issuable securities within the Consolidated Statement of Operations and Comprehensive Income (Loss). On July 21, 2026 the Rights Offering expired, as such there are no Contingently Issuable Securities at September 30, 2026. Refer to Note 18, Shareholders’ Deficit, for further discussion.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)
The following inputs were used in the Monte Carlo simulation to determine the fair value of the contingently issuable securities:

Contingently Issuable Securities	July 21, 2026	June 30, 2026
Time to expiration	10.0 Years	10.0 Years
Common stock price	$4.24	$5.88
Risk-free interest rate	4.6%	4.4%
Volatility	120.0%	115.0%
Exchange Right/Call Option
In connection with the closing of the funding of FPUSA, on August 4, 2026, FPUSA, the Company, CCM Frontier JV Holdco, LLC ("CCM Frontier") and HBC MSF Capital Solutions Blocker II LLC ("HBC") entered into an Amended and Restated Limited Liability Company Agreement of FPUSA. In addition, on August 4, 2026, (i) the Company, FPUSA and HBC entered into an Exchange Agreement, which, among other things, provides HBC with the right, from time to time, to exchange Class C Units in FPUSA that it holds for shares of common stock of the Company (“HBC Exchange Right”) and (ii) FPUSA, CCM Frontier and the Company entered into a letter agreement, which, among other things, provides that if HBC exercises its exchange right, 10% of the Class C Units in FPUSA that the Company receives in the exchange are cancelled and reissued by FPUSA to CCM Frontier and CCM Frontier will have the right to purchase up to the remaining 90% of such Class C Units from the Company at a price of $1.00 per Class C Unit (“CCM Call Option”). The HBC Exchange Right and CCM Call Option do not qualify for equity classification guidance in ASC 815-40 and are measured at fair value at each reporting period.
The Company estimated the fair value of the HBC Exchange Right and CCM Call Option using a Monte Carlo model at inception and on subsequent valuation dates. This model incorporates inputs such as FPUSA equity value, stock price of the Company, FPUSA equity volatility, the Company’s expected volatility and risk-free interest rate. The estimated fair value is simulated assuming a Geometric Brownian Motion (“GBM”) in a risk-neutral framework. The FPUSA equity value, FPUSA equity volatility and the Company’s expected volatility involve unobservable inputs classified as Level 3 of the fair value hierarchy.

HBC Exchange Right/CCM Call Option	September 30, 2026	August 4, 2026
FPUSA Equity Value	$850,000	$850,000
Term	6.84 Years	7.00 Years
Eos Stock Price	$3.07	$4.35
FPUSA Equity Volatility	80%	80%
Eos Stock Volatility	115%	120%
Risk-free Rate	5.12%	4.42%
Quantitative information about all significant unobservable inputs used in the fair value measurement for recurring level 3 measurements:
The fair value of each draw of the Delayed Draw Term Loan was estimated using a discounted cash flow (“DCF”) method, based on the contractual cash flows discounted at a debt yield and considering the probability of achieving certain milestones.
The fair value for the SPA warrant is estimated based on its intrinsic value, using the Company common stock closing price adjusted by a discount for lack of marketability (“DLOM”), less the exercise price of $0.01 for the SPA Warrant. A DLOM was applied at December 31, 2025 considering the SPA Warrants were unregistered.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)

Delayed Draw Term Loan	September 30, 2026	December 31, 2025
Debt yield	19.2%	11.9%

SPA Warrant	September 30, 2026	December 31, 2025
Discount for lack of marketability	—%	5.0%
Level 3 Rollforward for Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the changes in the fair value of liabilities that are included within the Company’s accompanying Unaudited Condensed Consolidated Balance Sheets and are designated as Level 3:

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Delayed Draw Term Loan
Balance at beginning of the period	$163,283	$61,705	$150,427	$76,188
Additions - January Draw	—	—	—	17,312
Prepayment of the Term Loan	—	—	—	(28,582)
Change in fair value of Term Loan	(54,073)	21,353	(41,217)	18,140
Balance at end of the period	$109,210	$83,058	$109,210	$83,058

SPA Warrant and Contingent Warrants
Balance at beginning of the period	$254,031	$198,984	$470,715	$266,630
Conversion to preferred stock	—	—	—	(102,185)
Change in fair value of warrants	(118,281)	268,853	(334,965)	303,392
Balance at end of the period	$135,750	$467,837	$135,750	$467,837

April, May and December 2023 Warrants
Balance at beginning of the period	$135,362	$181,093	$313,253	$189,322
Exercised warrants	—	(18,827)	(31,751)	(39,166)
Change in fair value of warrants	(77,746)	240,533	(223,886)	252,643
Balance at end of the period	$57,616	$402,799	$57,616	$402,799

Embedded Derivatives
Balance at beginning of the period	$—	$51,639	$228,719	$44,396
Extinguishment of the 2021 Convertible Notes embedded derivatives	—	—	—	(87)
Extinguishment of the AFG Convertible Notes embedded derivatives	—	(79,587)	—	(79,587)
Reclassification of November 2025 Convertible Note embedded derivative	—	—	(133,231)	—
Change in fair value of derivatives	—	58,988	(95,488)	66,318
Balance at end of the period	$—	$31,040	$—	$31,040

HBC Exchange Right/CCM Call Option
Balance at beginning of the period	$—	$—	$—	$—
Initial Measurement	33,970	—	33,970	—
Change in fair value of derivatives - related party	(11,270)	—	(11,270)	—
Balance at end of the period	$22,700	$—	$22,700	$—

Contingently Issuable Securities
Balance at beginning of the period	$35,662	$—	$—	$—
Loss on contingently issuable securities	—	—	35,662	—
Change in fair value of Contingently Issuable Securities	$(13,222)	$—	$(13,222)	$—
Reclassification to equity(a)	$(22,440)	$—	$(22,440)	$—
Balance at end of the period	$—	$—	$—	$—

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

14. Fair Value Measurement (cont.)
(a) On July 1, 2026 the reclassification to equity was settled via issuance of common stock in the amount of $944. On July 21, 2026 the remaining liability of $21,496 was reclassified to equity upon expiration of the Rights Offering. Refer to Note 18, Shareholders’ Deficit, for further discussion.
The estimated fair value of financial instruments not carried at fair value in the Unaudited Condensed Consolidated Balance Sheets was as follows:

	Level in fair value hierarchy	September 30, 2026		December 31, 2025
		Carrying Value	Fair Value	Carrying Value	Fair Value
May 2025 Convertible Notes	3	$48,322	$50,775	$48,044	$123,000
November 2025 Convertible Notes*	3	326,789	298,238	530,096	586,237
Equipment financing facility	3	—	—	372	375
Preferred Stock	3	463,746	467,570	1,361,542	1,292,216
DOE Loan Facility	3	171,436	179,720	84,327	95,427
Total		$1,010,293	$996,303	$2,024,381	$2,097,255
*Includes the embedded derivative liabilities for December 31, 2025.
15. Commitments and Contingencies
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). On March 4, 2026 the U.S. Court of International Trade directed the U.S. Customs and Border Protection (“CBP”) to refund amounts previously collected, including applicable interest. CBP developed and implemented a process to facilitate refunds through the Consolidated Administration and Processing of Entries (“CAPE”) functionality within its Automated Commercial Environment system (“ACE”), with the first phase of the process becoming available on April 20, 2026.
As of September 30, 2026, the Company has received all refunds related to tariffs previously paid under IEEPA, including applicable interest, and there are no remaining IEEPA-related refund claims pending review by CBP.
Legal Proceedings
Securities Class Action
On March 6, 2026, a class action lawsuit (the “Yung Complaint”) was filed in the United States District Court for the District of New Jersey by plaintiff Shui Shing Yung (“Plaintiff”) against the Company and two individual officers: the Company’s Chief Executive Officer and its then-acting Chief Financial Officer (with the Company, the “Yung Defendants”). The Yung Complaint alleges that the Yung Defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Yung Complaint seeks compensatory damages for Plaintiff and the other members of the putative class, including interest thereon and attorney’s fees. Several alleged stockholders have filed motions seeking appointment by the Court as lead plaintiff; those motions are pending. The Company intends to vigorously contest this matter.
Shareholder Derivative Action
On March 13, 2026, a shareholder derivative lawsuit (the “Berger Complaint”) was filed in the United States District Court for the District of New Jersey by plaintiff Paul Berger against certain defendants including the Company’s Chief Executive Officer, the Company’s then-acting Chief Financial Officer, and nine of the Company’s then-current Directors (the “Berger Defendants”). The Berger Complaint alleges that the Berger Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Berger Complaint seeks declaratory relief, unspecified corporate governance reforms, and compensatory damages, including interest thereon and attorney’s fees.
On March 25, 2026, a shareholder derivative lawsuit (the “Skaff Complaint”) was filed in the United States District Court for the District of New Jersey by plaintiff Ronald F. Skaff against certain defendants including the Company’s Chief Executive Officer, the Company’s then-acting Chief Financial Officer, and nine of the Company’s then-

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Commitments and Contingencies (cont.)
current Directors (the “Skaff Defendants”). The Skaff Complaint alleges that the Skaff Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Skaff Complaint seeks declaratory relief, unspecified corporate governance reforms, and compensatory damages, including interest thereon and attorney’s fees.
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
16. Stock-Based Compensation
Stock-based compensation expense included in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	$6,300	$4,134	$17,090	$13,479
Performance-based restricted stock units	642	829	1,937	6,185
Total	$6,942	$4,963	$19,027	$19,664
The stock compensation expense has been recorded in cost of goods sold, research and development expenses and selling, general and administrative expenses.
Restricted Stock Units (“RSU”)
Eligible employees are granted restricted stock that generally vest over three years from the date of grant. Under the directors plan, restricted stock generally vest one year from the date of grant. As of September 30, 2026, there was $41,203 of unrecognized compensation expense attributable to unvested RSUs, expected to be recognized over a weighted-average remaining vesting period of 2.2 years.
Performance-Based Restricted Stock Units (“PRSU”)
During the third quarter of 2024, the Company granted contingent shares to select key executives that may be earned based on the Company’s total shareholder return (“TSR”) over a two and three-year period following the grant date (“2024 TSR Awards”). During the second quarter of 2025, the Company granted contingent shares to select key employees that may be earned based on the Company’s TSR over three individual one-year periods and a cumulative three-year period following the grant date (“2025 TSR Awards”). During the third quarter of 2026, the Company also granted contingent shares to select key employees that may be earned based on the Company’s TSR over three individual one-year periods and a cumulative three-year period following the grant date (“2026 TSR Awards”).
TSR awards are paid out in stock at the end of the vesting period based on the Company’s stock performance. The performance of the 2024 TSR Awards and 2025 TSR Awards is measured by determining the percentile rank of the total shareholder return of the Company’s common stock relative to the TSR of the Russell 2000 index peer group. This peer group includes the entire Russell 2000 index as it existed at the beginning of the performance period, excluding any companies that were removed from the index during the performance period.
The performance of the 2026 TSR Awards is measured by determining the percentile rank of the total shareholder return of the Company’s common stock relative to the TSR of the CIBC Atlas Clean Energy Index, focusing on the U.S. companies. This peer group includes all of the US companies in the CIBC Atlas Clean Energy Index as it existed at the beginning of the performance period, excluding any companies that were removed from the index during the performance period.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

16. Stock-Based Compensation (cont.)
The payment of awards is based on performance achieved in accordance with the scale set forth in the plan agreement and may range from 0% to 200% of the initial grant. The fair value of the TSR awards is estimated using a Monte Carlo simulation in an option pricing framework.
Estimation of the 2026 TSR Awards is done on a correlated basis, incorporating the pairwise correlations between the Company and the peer group companies. The following summarizes the key assumptions used to estimate the fair value of the 2026 TSR Awards that were granted, and the resulting weighted average grant date fair value.

2026 TSR Awards
Company share price	$3.46
Company volatility	120.0%
Company dividend yield	—%
Weighted average performance term	2.2 Years
Weighted average risk-free interest rate	4.2%
Peer group average volatility	75.2%
Weighted average grant date fair value	$4.95
As of September 30, 2026, there was $10,181 of unrecognized compensation expense attributable to unvested PRSUs, expected to be recognized over a weighted-average remaining vesting period of 2.4 years.
17. Income Taxes
Income tax expense was $1,462 and $1,480 for the three and nine months ended September 30, 2026, respectively, attributable to earnings from foreign operations and income tax expense recognized from the Company’s outside basis difference in the ownership interest in FPUSA. Income tax expense was $4 and $15 for the three and nine months ended September 30, 2025, respectively, related to taxable earnings from foreign operations.
The income tax expense differs from the amount computed by applying the statutory U.S. federal income tax rate of 21% to the loss before income taxes. This is attributable to fair value adjustments - derivatives and warrants, Section 162(m) disallowance, foreign operations and pre-tax losses for which no tax benefit can be recognized for U.S. income tax purposes.
The Company estimates and applies the annual effective tax rate to its ordinary earnings each interim period. Any significant unusual or infrequent items are not included in the estimation of the annual effective tax rate; instead, these items and their related income tax expense are separately stated in the interim period in which they occur.
At each balance sheet date, management assesses the likelihood that the Company will realize its deferred tax assets by considering all available positive and negative evidence. Realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the periods in which the related temporary differences become deductible. In evaluating the realizability of its deferred tax assets as of September 30, 2026 and December 31, 2025, management considered cumulative losses, the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax-planning strategies. Based on this assessment, management determined that it is more likely than not that the Company will not realize its U.S. deferred tax assets and therefore maintained a valuation allowance against its net U.S. deferred tax assets. During the three and nine months ended September 30, 2026, however, the Company released a portion of its valuation allowance related to deferred tax assets attributable to existing net operating losses, resulting in income tax expense of $1,438. The release was attributable to the Company's outside basis difference in its ownership interest in FPUSA, which provided a source of taxable income supporting realization of the related deferred tax assets.
As of September 30, 2026 and December 31, 2025, the Company has unrecognized tax benefits associated with uncertain tax positions that, if recognized, would not affect the effective tax rate on income from continuing operations. The Company is currently under examination by the IRS related to tax year 2022. The Company is not under examination by any other taxing jurisdictions.

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
18. Shareholders’ Deficit
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. The preferred stock has a par value of $0.0001. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
Common Stock
On June 3, 2026 at the annual meeting of stockholders, stockholders of the Company approved the amendment to the Company’s Certificate of Incorporation to increase the number of shares of authorized common stock from 600,000,000 to 800,000,000 at $0.0001 par value . The holders of the Company’s common stock are entitled to one vote for each share held. At September 30, 2026 and December 31, 2025, there were 365,758,222 and 337,132,374, shares of common stock issued and outstanding, respectively.
Registered Direct Offering
On July 1, 2026, the Company closed its Registered Direct Offering pursuant to which it issued 13,683,634 shares of common stock and 6,004,378 warrants, each warrant exercisable for one share of common stock at an exercise price of $5.481 per share, to HBMF. The Company received aggregate net proceeds from the Registered Direct Offering of approximately $74,900. The warrants issued for the Registered Direct Offering were liability classified on June 30, 2026 as the HBMF SPA included a most favored nation provision that could result in an adjustment to the settlement amount of the warrants. An adjustment would be recognized if equity was issued at a more economically favorable terms or conditions.The warrants issued in the Registered Direct Offering meet the requirements for equity classification guidance in ASC 815-40.
Rights Offering
On July 2, 2026, the Company announced the launch of the rights offering (the “Rights Offering”), under which shareholders of Eos common stock and holders of its warrants to purchase common stock issued on April 14, 2023, May 17, 2023, December 19, 2023, and November 21, 2025 as of the record date of 5:00 p.m. Eastern time on July 1, 2026 (collectively, “Eligible Holders”), would receive rights to acquire a certain number of units, comprised of the Company’s common stock and warrants (the “Units”) to fund the Company’s previously announced capital contribution in the FPUSA joint venture. The Company recognized $2,264 in Additional paid in capital and reduction of Accumulated deficit related to the bonus element arising from the rights’ exercise price being below the fair value of the Units. This was a pro rata distribution to equity holders of the Company’s securities and recognized as a dividend.
The Rights Offering expired at 5:00 p.m. Eastern Time on July 21, 2026 (the “Expiration Date”). Upon expiration of the Rights Offering, the most favored nation provision included within the HBMF SPA expired on the Expiration Date. As such, the liability required remeasurement through the Expiration Date, the Company recognized within the Change in fair value of derivatives on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) a $13,222 gain for the three month period ended September 30, 2026. On the Expiration Date, the Company reclassified $21,496 into Additional paid in capital as the warrants meet equity classification under ASC 815.
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
Company received aggregate gross proceeds from the Rights Offering of approximately $37,738. The warrants issued in the Rights Offering meet the requirements for equity classification guidance in ASC 815-40.
DOE Warrants
The Company issued 570,000 warrants to the DOE in November 2025 to purchase shares of common stock at a price of $0.01 per share (the “DOE Warrants”). The DOE Warrants meet the requirements for equity classification guidance in ASC 815-40. The DOE Warrants are scheduled to expire November 21, 2030. There were 570,000 DOE Warrants outstanding as of September 30, 2026 and December 31, 2025.
HBC & CCM Warrants
On August 3, 2026, the Company entered into a warrant agreement (the “Warrant Agreement”) with Continental Stock Transfer & Trust Company governing the terms of certain warrants issued in connection with the FPUSA funding.
In consideration for the Initial Class A-2 Contribution, the Company issued, directly or indirectly, to CCM Frontier 20,017,772 warrants (the "CCM Warrants"). In consideration for the Initial Class C Contribution, the Company issued, directly or indirectly, to HBC 10,008,886 warrants (the “HBC Warrants” and, together with the CCM Warrants, the “HBC & CCM Warrants”). Each HBC & CCM Warrant is exercisable for one share of the Company's common stock at an exercise price of $5.481 per share.
The HBC & CCM Warrants became exercisable upon issuance and remain exercisable until the tenth anniversary of the issuance date, unless earlier exercised or redeemed in accordance with their terms. The HBC & CCM Warrants may be exercised for cash or on a cashless basis, subject to the provisions of the Warrant Agreement.
The holders of the HBC & CCM Warrants do not possess the rights of a stockholder, including voting rights, with respect to the shares underlying the HBC & CCM Warrants until such HBC & CCM Warrants are exercised and shares of common stock are issued. Following exercise, the holders are entitled to the rights of stockholders with respect to the shares issued upon exercise.
The HBC & CCM Warrants meet the requirements for equity classification guidance in ASC 815-40.
Treasury Stock
The Company recorded treasury stock of $1,188 and $2,269 for the three and nine months ended September 30, 2026, respectively, for shares withheld from employees to cover options exercise costs and payroll tax liabilities. The treasury stock was immediately retired.
The Company recorded treasury stock of $0 and $488 for the three and nine months ended September 30, 2025, respectively, for shares withheld from employees to cover the payroll tax liability of RSUs vested. The treasury stock was immediately retired.
19. Redeemable Preferred Stock
Series B Preferred Stock
Each Series B Preferred Stock has a par value of $0.0001 per share. The table below summarizes the Company’s outstanding Series B Preferred Stock as of September 30, 2026 and December 31, 2025.

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
Conversion rights: The Series B-1, B-2 and B-3 Preferred Stock is convertible into common stock at a conversion ratio of 1,129,217 shares of common stock per share of Series B Preferred Stock, and the Series B-4 Preferred Stock Preferred Stock is convertible into common stock at a conversion ratio of 1,213,276 shares of common stock per share of Series B Preferred Stock (“Conversion Ratio”). The Conversion Ratio is subject to antidilution protection that is triggered if the Company issues equity for a price per share that is less than the conversion price then in effect, subject to certain exceptions.
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
During the third quarter of 2026, the Registered Direct Offering, Rights Offering, issuance of warrants and related exchange arrangements triggered anti-dilution adjustments to the conversion ratio of the Company’s Series B-1, B-2, B-3 and B-4 Preferred Stock, under the terms of the Securities Purchase Agreement. As a result, the number of common shares issuable upon conversion increased by 4,127,183, 3,722,271, 4,943,806 and 2,289,962 shares for the Series B-1, B-2, B-3 and B-4 Preferred Stock, respectively resulting in the number of common shares issuable upon conversion of the Series B-1, B-2, B-3 and B-4 to be 36,067,246, 32,528,734, 43,203,670 and 19,595,032, respectively. The Company recorded aggregate down-round deemed dividends of approximately $13,802 increasing Additional paid-in capital and Accumulated deficit on the Consolidated Statements of Shareholders' Deficit.
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
As of September 30, 2026 and December 31, 2025, all then-outstanding shares of Series B Preferred Stock were classified as mezzanine equity on the Unaudited Consolidated Balance Sheets at its redemption value because it is probable of becoming redeemable. The Company recorded remeasurement of the Series B Preferred Stock, which reduces Additional paid-in capital, on the Unaudited Consolidated Statements of Shareholders' Deficit.
20. Earnings Per Share
The following table provides the numerators and denominators used in computing basic and diluted net income (loss) per share for the three months ended September 30, 2026 and 2025. Generally, basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC 260, the DOE Warrants are included in basic EPS as the shares are issuable for little cash consideration. The SPA Warrant, Series B Preferred Stock, the warrants issued in 2023, May 2025 Convertible Notes and November 2025 Convertible Notes are participating securities that do not have the obligation to share in the losses of the Company. Therefore, the more dilutive of the “if-converted” and “two-class” method must be applied when calculating EPS for the common shares.
For purposes of basic EPS, the “two-class” method was applied and undistributed earnings were allocated to participating securities. These undistributed earnings were allocated based on each participating securities’ proportionate share of the total weighted-average shares outstanding. On July 21, 2026, the Company completed its Rights Offering as described within Note 18, Shareholders’ Deficit. As the exercise price of the right was less than the fair value of the Common stock, the right contained a bonus element. In accordance with ASC 260 — Earnings per Share, the Company’s weighted average shares outstanding for basic and diluted loss per share were retroactively adjusted for all prior periods presented by a factor of 1.0045.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Earnings Per Share (cont.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net Income (Loss) available	$360,717	$(1,332,487)	$1,242,210	$(1,486,133)
Less: Undistributed earnings allocated to participating securities	(128,147)	—	(443,291)	—
Net income available to common shareholders	$232,570	$(1,332,487)	$798,919	$(1,486,133)
Denominator
Weighted average shares outstanding - basic	361,795,384	272,839,188	347,292,217	246,192,674
Earnings per share:
Basic	$0.64	$(4.88)	$2.30	$(6.04)
For purposes of diluted EPS, the more dilutive of the “treasury-stock method”, “if-converted” and “two-class” method must be applied when calculating dilutive EPS.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Earnings Per Share (cont.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net Income (Loss) available	$360,717	$(1,332,487)	$1,242,210	$(1,486,133)
Effect of potentially dilutive shares:
Adjustment for change in fair value on SPA Warrant	(118,281)	—	(334,965)	—
Adjustment for change in fair value on April, May and December 2023 Warrants	(77,746)	—	(234,379)	—
Adjustment for remeasurement of Series B Preferred Stock	(249,476)	—	(897,796)	—
Adjustment for change in fair value of HBC Exchange Right/CCM Call Option	(11,270)	—	(11,270)	—
Net income (loss) for diluted earnings per share	$(96,056)	$(1,332,487)	$(236,200)	$(1,486,133)

Denominator
Weighted-average basic common shares outstanding	361,795,384	272,839,188	347,292,217	246,192,674
Dilutive effect of Series B Preferred Stock	125,792,764	—	119,506,625	—
Dilutive effect of warrants	54,549,129	—	63,507,401	—
Dilutive effect of HBC Exchange Right/ CCM Call Option	5,651,936	—	1,904,682	—
Dilutive effect of RSUs	2,944,136	—	6,068,165	—
Dilutive effect of PRSUs	1,812,139	—	1,876,913	—
Dilutive effect of stock options	723,852	—	1,104,028	—
Weighted-average dilutive common shares outstanding	553,269,340	272,839,188	541,260,031	246,192,674
Earnings per share:
Diluted	$(0.17)	$(4.88)	$(0.44)	$(6.04)
The following potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Stock options, RSUs, PRSUs	7,618,866	6,109,543
Public and private placement warrants	39,050,278	39,050,278
Convertible Notes (if converted)	58,498,210	58,498,210

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
Since the Company incurred a net loss for the three and nine months ended September 30, 2025, respectively, the potential dilutive shares from stock options, restricted stock units, warrants, convertible notes and Series B Preferred Stock were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented. Therefore, basic and diluted EPS are computed using the same number of weighted-average shares for the three and nine months ended September 30, 2025. The following potentially dilutive shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the three and nine months ended September 30, 2025, respectively:

Three and Nine Months Ended September 30,
2025
Stock options, RSUs, PRSUs	15,920,169
Public and private placement warrants	91,120,464
Convertible Notes (if converted)	57,603,462
Series B Preferred Stock	116,311,460
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
The Company designs, develops, manufactures and markets innovative zinc-based energy storage solutions for utility-scale, microgrid and C&I applications. The Company operates and holds long-lived assets in a single geographical region, with the majority of its revenue coming from customers in the United States.
The CODM reviews financial information on a consolidated basis and uses Gross profit (loss) and Net income (loss) to assess financial performance considering budget-to-actual variances when making key decisions on how to allocate company resources.

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
21. Segment Reporting (cont.)
The Company’s segment information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue	$12,984	$30,209	$82,431	$54,191
Product revenue - related parties	68,447	—	123,481	—
Service revenue	1,300	303	2,557	2,014
Total revenue	82,731	30,512	208,469	56,205
Less:
Cost of goods sold	126,934	64,437	345,900	145,622
Gross profit (loss)	(44,203)	(33,925)	(137,431)	(89,417)
Less:
Research and development	10,910	6,925	32,134	20,963
Selling, general and administrative	23,819	19,786	72,414	66,269
Other segment items(a)	(203,975)	580,757	(600,195)	672,545
Net income (loss)	$125,043	$(641,393)	$358,216	$(849,194)
(a) Other segment items include loss from write-down of property, plant and equipment, restructuring expense, interest expense, net, change in fair value of debt, change in fair value of warrants, change in fair value of derivatives, costs related to the Company’s debt transactions and other miscellaneous items.

Additional segment financial information is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment assets	$1,068,485	$328,210	$1,068,485	$328,210
Depreciation and amortization	$7,528	$3,365	$18,989	$8,980
Interest income	$2,930	$1,161	$9,371	$2,826
Interest expense	$12,989	$5,167	$37,203	$19,416
Capital expenditures(b)	$35,398	$17,757	$105,949	$29,716
(b) Includes Intangible assets.

The following geographic area data includes net sales based on product shipment destination.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$76,130	$30,512	$172,679	$56,205
United Kingdom	—	—	28,887	—
Germany	6,601	—	6,903	—
Total	$82,731	$30,512	$208,469	$56,205

EOS ENERGY ENTERPRISES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
22. Restructuring

Eos is focused on building a scalable platform for growth by streamlining operations, simplifying manufacturing processes and investing in initiatives that drive innovation and commercial expansion. These efforts are designed to improve operating leverage, support future growth opportunities and advance the Company's path toward profitability. As part of these efforts, the Company is relocating manufacturing activities from the Turtle Creek manufacturing facility to Thorn Hill with the production line anticipated to be operational in first quarter 2027 and expected completion date of clean up activities at Turtle Creek in second quarter 2027. The Company anticipates the it will incur one-time restructuring charges of approximately $16,000 to $18,000 relating primarily to moving and clean-up costs. These costs are included within Restructuring expenses within the Consolidated Statement of Operations and Comprehensive Income (Loss).

2026
Other restructuring charges	$281
Total	$281
23. Subsequent Events
The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2026 and 2025 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including the financial statements and notes thereto.
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
The Company’s growth strategy contemplates increasing sales of battery energy storage systems and related software and services through a direct sales team and sales channel partners. The Company’s current and target customers include utilities, project developers, independent power producers, C&I companies and government contracts.
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
The Company has successfully transitioned to the Eos Z3 platform, enabled by the commissioning and commercial operation of its first fully automated battery manufacturing line. Building on the same proven chemistry that has demonstrated durability over more than 3 million cycles, the Z3 incorporates a redesigned mechanical architecture that enhances performance, reduces costs and improves manufacturability. Since commencing shipments of Z3 battery modules in the third quarter of 2023, the Company has continued to leverage more than fifteen years of accumulated operational experience to drive manufacturing efficiencies as production scales and its state-of-the-art operations expand. In 2025, the Company further enhanced its product offering with the introduction of DawnOS, a software platform that serves as the intelligence layer of its battery energy storage system ("BESS"). Fully integrated with the Z3 architecture, DawnOS is designed to manage large numbers of battery modules in real time through advanced balancing, dynamic switching, automation and embedded security capabilities. The platform is intended to increase usable energy per cycle, improve system reliability and resilience, reduce field service requirements and enable continuous operation even when individual modules become imbalanced. The Company expects DawnOS to be an integral component of its product portfolio going forward, supporting enhanced efficiency, safety and overall system performance.

In 2026, the Company introduced Eos Indensity, an energy storage architecture that uses a spatial intelligence design framework to provide high-density storage with flexibility and safety in constrained as well as traditional sites. The system targets up to 1 GWh per acre, roughly four times most incumbent footprints, through stackable Indensity Core units that integrate Eos Z3 battery modules with the Eos DawnOS controls platform. The modular self contained form factor enables efficient transport, simplified installation and long-term serviceability. Eos Indensity can be deployed indoors or outdoors, including inside existing buildings. It addresses long duration, response driven use cases across data centers, military bases, manufacturing facilities and critical infrastructure, supported by a domestic FEOC compliant supply chain. The Company expects Indensity to be an integral component of its product portfolio going forward.
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
Business Update
Strategic Energy Management System (“EMS”) Collaboration with WATTMORE, Inc.
In August 2026, the Company entered into a non-exclusive strategic collaboration agreement with WATTMORE, Inc. to integrate WATTMORE's Intellect Operate energy management and power plant control platform with the Company's Z3 long-duration energy storage systems and DawnOS software. Under the agreement, Eos will deploy WATTMORE's platform on select customer projects, expanding the controls ecosystem for the Company's energy storage solutions and supporting streamlined project deployment.
Management believes the integrated platform will simplify project deployment, reduce implementation complexity and enhance the overall customer value proposition by offering a more comprehensive energy storage solution.
Manufacturing Consolidation
In August 2026, the Company announced plans to consolidate its battery manufacturing operations at its Thorn Hill facility in Warrendale, Pennsylvania. Commercial production at the 432,000-square-foot facility commenced in June 2026, and our battery manufacturing activities have now been centralized into a single location. Both the Thorn Hill and Turtle Creek facilities will continue to support cube assembly, testing, and shipping operations.
The Thorn Hill facility is expected to provide approximately 4 GWh of annual nameplate manufacturing capacity when both production lines are fully operational, supporting the Company's anticipated growth and expansion of customer deployments.
This consolidation represents a key component of the Company's ongoing efforts to enhance manufacturing scalability and become profitable. Management believes the consolidation will improve manufacturing efficiency by reducing material handling and streamlining production workflows. Upon completion of the transition, the Company expects to achieve conversion cost reductions, with benefits anticipated to begin in 2027. The Company currently expects to complete the transition without impacting customer delivery commitments.
DOE Funding
In September 2026, the Company. received an $87.0 million advance under the DOE Loan Facility, bringing total borrowings under the facility to approximately $178.0 million. The advance reimbursed 80% of eligible costs associated with the Company’s Thorn Hill manufacturing facility and supports the ramp-up of its second manufacturing line, which has a designed annual capacity of approximately 2 GWh.

Results of Operations
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$14,284	$30,512	$(16,228)	(53)%	$84,988	$56,205	$28,783	51%
Revenue - related party	68,447	—	$68,447	—%	123,481	—	$123,481	—%
Total revenue	$82,731	$30,512	$52,219	171%	$208,469	$56,205	$152,264	271%
The Company generates revenues from the delivery of its BESS and service-related solutions. The Company expects revenues to increase as it scales production to meet customer demand.
For the three months ended September 30, 2026, Total revenue increased by $52.2 million or 171% from $30.5 million. For the nine months ended September 30, 2026, Total revenue increased by $152.3 million or 271% from $56.2 million.
The increase for the three months ended September 30, 2026 was primarily driven by a 229% increase in deliveries, higher revenue from third-party materials and an increase in service revenue. The increase for the nine months ended September 30, 2026 was primarily driven by a 260% increase in deliveries, an increase in third-party materials and an increase in service revenue.
The Company's revenue profile is influenced by the timing of project deployments. As a result, revenue and customer concentration may fluctuate significantly between reporting periods, depending on shipment schedules and project execution milestones. For the three months ended September 30, 2026, approximately 83% of the Company’s revenue was attributable to deliveries associated with related party projects. For the nine months ended September 30, 2026, approximately 59% of revenue attributable to deliveries associated with related-party projects.
The Company expects revenue concentration to vary from period to period as individual projects advance through their delivery schedules. We expect the Company's revenue mix to align generally with the composition of its backlog and the timing of project deliveries. Accordingly, revenue and customer concentration in any given reporting period may be influenced by the timing and scale of specific project deliveries rather than changes in underlying customer demand.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of goods sold	$126,934	$64,437	$62,497	97%	$345,900	$145,622	200,278	138%

Cost of goods sold primarily consists of direct labor, materials and overhead associated with product assembly as well as project delivery, commissioning and field installation activities prior to projects becoming operational. Indirect costs included in Cost of goods sold are manufacturing overhead such as equipment maintenance, environmental health and safety, quality and production control procurement, transportation, logistics, depreciation and facility-related costs.
For the three months ended September 30, 2026, Cost of goods sold increased $62.5 million or 97% compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, Cost of goods sold increased $200.3 million or 138% compared to the nine months ended September 30, 2025. The increase primarily relates to raw materials and outside labor as the Company continues to ramp production.
The increase in Cost of goods sold for the three and nine months ended September 30, 2026 was less than the growth of revenue allowing the Company to generate gross margin improvements. For the three months ended September 30, 2026, gross margin improved to approximately (53)% from (111)% from the three months ended September 30, 2025, an improvement of 58 percentage points. For the nine months ended September 30, 2026, gross margin improved to approximately (66)% from (159)% for the nine months ended September 30, 2025, an improvement of 93 percentage points. The Company is currently executing a fully deployed margin improvement program across the organization. For direct material, engineering and procurement are partnering in bundle buy negotiations, product redesign and supplier collaboration programs to deliver cheaper solutions. For conversion costs, the Company is beginning to realize savings from the more efficient lay out and automated process at Thorn Hill as volume is ramping. As the cost structure initiatives are implemented and operational efficiencies continue to improve, management expects further gross margin improvement in future periods.

Research and development expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
R&D expenses	$10,910	$6,925	$3,985	58%	$32,134	$20,963	11,171	53%
Research and development expenses consist primarily of salaries and other personnel-related costs, materials, third-party services, depreciation and amortization of intangible assets.
For the three months ended September 30, 2026 Research and development expenses increased $4.0 million or 58%, compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, Research and development expenses increased $11.2 million or 53% compared to the nine months ended September 30, 2025. The increase primarily relates to payroll, outside services and material costs.
The Company has continued to strategically invest in research and development initiatives designed to reduce production costs, improve product performance and further vertically integrate its battery solution. Key areas of investment include simplifying the Z3 battery design, qualifying alternative materials, increasing manufacturing efficiency and enhancing control systems to improve site monitoring capabilities, optimize system performance and improve automated system operation. From a cost category standpoint, the increase in R&D was primarily related to costs of material and supplies, outside services and payroll related costs.
Selling, general and administrative expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
SG&A expenses	$23,819	$19,786	$4,033	20%	$72,414	$66,269	6,145	9%
Selling, general and administrative expenses primarily consist of payroll and personnel-related, outside professional services, facilities, depreciation, travel, marketing and public company costs.
For the three months ended September 30, 2026 Selling, general and administrative expenses increased $4.0 million or 20% compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, Selling, general and administrative expenses increased $6.1 million or 9% compared to the nine months ended September 30, 2025. The increases in SG&A was primarily related to an increase in payroll and outside services.
The Company has invested ahead of expected growth by building the team, systems and capabilities required to support a significantly larger revenue base. As revenue grows, management expects SG&A expenses to grow at a slower pace than revenue, allowing SG&A to become a smaller percentage of revenue over time. As a result, SG&A expenses as a percentage of revenue improved to approximately 29% for the three months ended September 30, 2026, compared to 65% for the same period in the prior year, representing a 36 percentage point improvement. For the nine months ended September 30, 2026, SG&A expenses improved to approximately 35% of revenue compared to 118% of revenue in the prior-year period, representing an 83 percentage point improvement.
Loss from write-down of property, plant and equipment

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Loss from write-down of property, plant and equipment	$108	$585	$184	$1,351
For the three and nine months ended September 30, 2026, the Company incurred a loss of $0.1 million and $0.2 million, respectively, from write-down of property, plant and equipment. The write-downs were mainly attributable to the disposal of miscellaneous equipment and tooling.
For the three and nine months ended September 30, 2025, the Company incurred a loss of $0.6 million and $1.4 million, respectively, from write-down of property, plant and equipment. The write-downs were mainly attributable to design changes from the Z3-Phase 1 to Z3-Phase 2 production in which the Phase 1 production assets could not be utilized or repurposed for

Phase 2 production. Additionally, the loss from write-down of property, plant and equipment contains costs for disposal of miscellaneous equipment and tooling that cannot be repurposed for more automated processes.
Restructuring expense

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Restructuring expense	$281	$—	$281	$—
For the three and nine months ended September 30, 2026, Restructuring expense was $0.3 million, primarily attributable to site preparation work for moving the production line from Turtle Creek to the Thorn Hill facility.
Interest expense

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest expense	$(12,989)	$(6,007)	$(37,203)	$(9,965)
Interest expense includes expenses for contractual interest, amortization of debt issuance costs and debt discounts, partially offset by capitalized interest costs on CIP assets.
Interest expense increased $7.0 million and $27.2 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, primarily attributable to an increased principal balance under the DOE Loan Facility and interest associated with the May 2025 Convertible Notes and November 2025 Convertible Notes, which were outstanding for the entire period for the three and nine months ended September 30, 2026. See Note 12, Borrowings, for further discussion.
Interest expense - related party

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
2021 Convertible Note Payable interest and amortization	$—	$—	$—	$(6,613)
AFG Convertible Note interest and amortization	—	840	—	(2,838)
Interest expense, related party	$—	$840	$—	$(9,451)
Interest expense - related party decreased $0.8 million and $9.5 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, attributable to the fact that the 2021 Convertible Note Payable and the AFG Convertible Note were no longer outstanding during the three and nine months ended September 30, 2026. See Note 12, Borrowings, for further discussion.

Interest income

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Interest income	$2,930	$1,161	$9,371	$2,826
Interest income increased $1.8 million and $6.5 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025. The increase is mainly attributable to the increase in Cash and cash equivalents held by the Company for the respective periods.

Change in fair value of debt - related party

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Change in fair value of debt - related party	$(4,534)	$(3,570)	$(13,300)	$22,112

The Change in fair value of debt - related party is related to the DDTL. The Change in fair value of debt - related party was $4.5 million expense and $3.6 million expense for the three months ended September 30, 2026 and September 30, 2025, respectively, and $13.3 million expense and $22.1 million income for the nine months ended September 30, 2026 and September 30, 2025, respectively.
For the three and nine months ended September 30, 2026, the primary factor contributing to the change in fair value is the accretion of the DDTL resulting from the passage of time.
For the three months ended September 30, 2025, the primary factor contributing to the change in fair value is the accretion of the DDTL resulting from the passage of time. For the nine months ended September 30, 2025, the primary factor contributing to the change in fair value was a decrease in the DDTL interest rate from 15% to 7% per annum (as amended), as a result of the modification of the DDTL, partially offset by the accretion of the DDTL resulting in the passage of time. See Note 12, Borrowings, for further discussion.
Change in fair value of warrants
For the three and nine months ended September 30, 2026 and 2025, the change in fair value of warrants was composed of the items below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
IPO warrants	$—	$(292)	$—	$(193)
April 2023 warrants	41,280	(91,840)	124,800	(95,921)
May 2023 warrants	9,473	(21,036)	28,600	(21,921)
December 2023 warrants	26,993	(127,657)	70,486	(134,801)
Change in fair value of warrants	$77,746	$(240,825)	$223,886	$(252,836)
The change in the fair value of the warrants for the three and nine months ended September 30, 2026 and September 30, 2025 is largely driven by the Company’s common stock price movement for the periods presented.
Change in fair value of derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Change in fair value of derivatives	$13,222	$—	$108,710	$—

For the three months ended September 30, 2026, the Change in fair value of derivatives of $13.2 million is related to the change in fair value of securities issued as part of the Registered Direct Offering. The change is largely driven by the Company’s common stock price movement for the periods presented.
For the nine months ended September 30, 2026, the Change in fair value of derivatives of $108.7 million related to the change in fair value of securities issued as part of the Registered Direct Offering and the change in fair value of the embedded derivative associated with the November 2025 Convertible Notes. The change is largely driven by the Company’s common stock price movement for the periods presented.
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
On July 21, 2026, upon expiration of the Rights Offering, the Company reclassified the contingently issuable securities liability to equity. As a result, the instrument is no longer subject to remeasurement.
Change in fair value of derivatives - related parties

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Change in fair value of embedded derivatives - related parties	$—	$(58,988)	$—	$(66,318)
Change in fair value of warrants - related parties	118,281	(268,853)	334,965	(303,392)
Change in fair value of HBC Exchange Right/CCM Call Option	$11,270	$—	$11,270	$—
Change in fair value of derivatives - related parties	$129,551	$(327,841)	$346,235	$(369,710)

The Change in the fair value of derivatives - related parties, was attributable to the 2021 Convertible Note Payable and AFG Convertible Notes (See Note 12, Borrowings). The 2021 Convertible Note Payable and AFG Convertible Notes were not outstanding for the comparable period for the three and nine months ended September 30, 2026.
The Change in fair value of warrants - related parties was attributable to changes in fair value of our SPA Warrant and Contingent Warrants (See Note 13, Warrants Liability). The change is largely driven by the Company's common stock price movement for the periods presented.
The Change in fair value of HBC Exchange Right/CCM Call Option was attributable to the HBC Exchange Right and CCM Call Option. The HBC Exchange Right and CCM Call Option do not qualify for equity classification under ASC 815-40 and are measured at fair value at each reporting period. The change is largely driven by the Company's common stock price movement for the periods presented.
Loss on contingently issuable securities

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Loss on contingently issuable securities	$—	$—	$(35,662)	$—

The Loss on contingently issuable securities for the nine months ended September 30, 2026, was attributable to the securities issued in connection with the Registered Direct Offering (See Note 14, Fair Value Measurement). The loss is driven by the fair value of securities to be issued compared to the consideration to be received. The contingently issuable securities do not impact the three and nine months ended September 30, 2025 or three months ended September 30, 2026.

Other expense

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Other expense	$(100)	$(337)	$103	$(1,503)
For the three months ended September 30, 2026, Other expense of $0.1 million primarily relates to fees related to the Registered Direct Offering and Rights Offering. For the nine months ended September 30, 2026, Other expense of $0.1 million primarily relates to fees related to the Registered Direct Offering and Rights Offering, partially offset by insurance claims.
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
Income tax expense (benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Income tax expense (benefit)	$1,462	$4	$1,480	$15
The Company incurred income tax expense for the three and nine months ended September 30, 2026, was attributable to taxable earnings from the Company’s foreign operations and income tax expense recognized from the Company’s difference in tax basis for the FPUSA formation.
The Company incurred income tax expense for the three and nine month ended September 30, 2025 was attributable to taxable earnings from the Company’s foreign operations.
Liquidity and Capital Resources
During the nine months ended September 30, 2026, the Company incurred Net income of $358.2 million. Adjustments to reconcile the net income to cash used in operations are primarily from non-cash items on the Unaudited Condensed Consolidated Statements of Cash Flows. The non-cash items totaled $571.5 million. The Company incurred negative cash flows from operations of $261.6 million and had an accumulated deficit of $2,193.7 million as of September 30, 2026.
As of September 30, 2026, the Company had $271.2 million of unrestricted cash and cash equivalents available to fund the Company’s operations, and working capital of $358.9 million on the Unaudited Condensed Consolidated Balance Sheets. Additionally, the Company had $72.9 million of restricted cash, refer to Note 4, Cash, Cash Equivalents and Restricted Cash, for further discussion.
Financing Arrangements
The Company has historically relied on outside capital to fund its cost structure and expects this reliance to continue for the foreseeable future until the Company reaches profitability. During the three and nine months ended September 30, 2026, the Company closed the following capital transactions:
In July 2026, the Company closed its Registered Direct Offering pursuant to which it issued 13,683,634 shares of common stock and 6,004,378 warrants, each warrant exercisable for one share of common stock at an exercise price of $5.481 per share, to HBMF. The Company received aggregate net proceeds from the Registered Direct Offering of approximately $74.9 million.
In August 2026, the Company closed the Rights Offering pursuant to which the Company issued 6,885,218 Units which separated upon closing and were issued separately as 6,885,218 shares of common stock and 3,019,242 warrants, each warrant exercisable for one share of common stock at an exercise price of $5.481 per share. The Company received aggregate gross proceeds from the Rights Offering of approximately $37.7 million.
Proceeds from the Registered Direct Offering and Rights Offering were used to fund the Company’s investment in FPUSA.

In August 2026, the Company delivered to the DOE and the FFB a third advance request, and on September 10, 2026, the FFB funded $87.0 million under the FFB Promissory Note (the “third loan advance”).
Through September 30, 2026, under the DOE Loan Facility, the Company drew down approximately $178.0 million for the eligible project costs that the Company had incurred. These costs represent Tranche 1 and a portion of Tranche 2 of the DOE Loan Facility for eligible costs in connection with the design, construction, installation, startup and shakedown of a battery automation line and related tools. The Company has approximately $99.5 million of availability under the DOE Loan Facility. In the event the Company does not achieve certain funding conditions and the DOE chooses not to continue funding, the Company may need to seek alternative sources of capital, which may not be available on favorable terms or at all.
Capital Expenditures
The Company expects capital expenditures and working capital requirements to increase as it seeks to execute its growth strategy. Total capital expenditures for the nine months ended September 30, 2026 and September 30, 2025 were $105.9 million and $29.7 million, respectively. See Note 6, Property, Plant and Equipment, and Note 7, Intangible Assets, for further discussion.
Investment in joint venture
The Company made an investment in FPUSA during the nine months ended September 30, 2026 for $112.6 million in cash contributions. See Note 8, Equity Method Investment, for further discussion.
Discussion and Analysis of Cash Flows
The Company relies heavily on private placements of convertible notes, term loans and issuance of common stock and warrants. Our short-term working capital needs are primarily related to funding of debt interest payments, product manufacturing, research and development and general corporate expenses. The Company’s long-term working capital needs are primarily related to repayment of long-term debt obligations and capital expenses for capacity expansion and maintenance, equipment upgrades and repair of equipment.
The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented.

	Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Net cash used in operating activities	$(261,591)	$(160,926)	$(100,665)	63%
Net cash used in investing activities	$(218,955)	$(29,716)	$(189,239)	637%
Net cash provided by financing activities	$200,065	$214,079	$(14,014)	(7)%
Cash flows from operating activities:
Cash flows used in operating activities primarily comprise of costs related to research and development, manufacturing of products, project commissioning and other general and administrative activities.
Net cash used in operating activities was $261.6 million for the nine months ended September 30, 2026, adjusted for non-cash items of $571.5 million, primarily related to changes in fair value of warrants and derivatives, with offsets of stock compensation expense, depreciation and amortization, non-cash interest expense, loss on contingently issuable securities and change in fair value of debt - related party. The net cash outflows from changes in operating assets and liabilities was $48.3 million, primarily driven by an increase in grant receivable of $28.3 million attributable to increased volumes of production, an increase in inventory of $21.8 million to support anticipated customer demand and future shipments, decrease in contract liabilities of $6.2 million and increase in contract assets and contract assets related party of $9.5 million and $4.4 million, respectively, driven by revenue recognition and production, an increase in vendor deposits of $5.1 million to support anticipated customer demand, an increase in accounts receivable related party and accounts receivable of $0.1 million and $2.0 million, respectively, attributable to the increase in total sales and timing of customer payments and an increase in other of $5.0 million mainly related to tax credits. This was partially offset by an increase of accounts payable of $3.7 million relating to increased production and timing of vendor payments, an increase in accrued expenses of $16.7 million which is attributable to timing of payroll, accruals for legal and professional fees, volume-related warranty accruals, an increase in contract liabilities related party of $9.8 million driven by timing on revenue recognition for established contracts and cash receipts and an increase in the deferred tax liability of $4.7 million from the Company’s difference in tax basis for the FPUSA formation.

Net cash used in operating activities was $160.9 million for the nine months ended September 30, 2025, adjusted for non-cash items of $691.7 million, primarily related to stock compensation expense, loss on debt extinguishment and changes in fair value of debt, warrants and derivatives. The net cash outflows from changes in operating assets and liabilities was $3.4 million primarily driven by an increase in grant receivable of $10.0 million, decrease in contract liabilities of $7.2 million attributable to customer cash receipts and increase in inventory of $6.7 million and an increase in vendor deposits of $5.0 million, partially offset by increase in accounts payable of $22.2 million.
Cash flows from investing activities:
Net cash flows used in investing activities for the nine months ended September 30, 2026 were composed of payments made for purchases of property, plant and equipment of $105.7 million and minor investments in internally developed software. The increase in cash flows used for the purchase of property, plant and equipment are primarily to support the growth of manufacturing facilities at our Warrendale location. The Company had net cash used for the FPUSA equity method investment of $112.6 million as part of the strategic investment and partnership.
Net cash flows used in investing activities for the nine months ended September 30, 2025 $29.7 million, primarily related to $28.8 million of payments made for purchases of property, plant and equipment for the improvement of manufacturing facilities and $0.9 million of investment made for internally developed software.
Cash flows from financing activities:
Net cash provided by financing activities was $200.1 million for the nine months ended September 30, 2026, primarily attributable to the proceeds received from the issuance of common stock of $112.7 million, the proceeds received from the DOE Loan of $87.0 million and the exercise of warrants during the period of $3.3 million. The proceeds were partially offset by debt issuance costs of $0.9 million and share repurchases from employees for tax withholding of $2.0 million.
Net cash provided by financing activities was $214.1 million for the nine months ended September 30, 2025, primarily attributable to the proceeds received from the following transactions: issuance of 2025 Convertible Notes of $240.0 million, public offering of $81.1 million, Credit and Securities Purchase Transaction of $38.5 million, DOE Loan of $22.7 million, and exercise of warrants of $14.2 million. The proceeds were partially offset by payoff of the 2021 Convertible Notes Payable and Delayed Draw Term Loan of $180.9 million, debt and equity issuance costs of $4.6 million and payments on the equipment financing facility of $1.3 million. Proceeds from the public offering and issuance of the 2025 Convertible Notes were used to repurchase the 2021 Convertible Notes and prepay a portion of the DDTL.
Contractual Obligations
The Company has certain obligations and commitments to make future payments under contracts. As of September 30, 2026, this is composed of the following:
•Future lease payments, including interest, under non-cancellable operating and financing leases of $70.4 million. The leases expire at various dates prior to 2039.
•Principal and Interest payments related to the following debt obligations (see Note 12, Borrowings, for further discussion):

Future Debt Payments
Delayed Draw Term Loan - due June 2034 (1) (2)	$348,386
DOE Loan Facility - due June 2034 (1) (2)	228,463
May 2025 Convertible Notes - due June 2030	63,500
November 2025 Convertible Notes - due December 2031	657,750
Total	$1,298,099
(1) As of September 30, 2026, the Company is obligated to repay future contractual interest payments for these borrowings in-kind.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the Company’s market risk exposures for the nine months ended September 30, 2026, as compared to those discussed in its Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation and consistent with the evaluations previously reported in prior periods, the CEO and CFO have concluded that, as of the end of the period covered by this Report our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other information
Item 1. Legal Proceedings
From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations. Based on current information and subject to the inherent uncertainty of litigation, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Securities Class Action
On March 6, 2026, a class action lawsuit (the “Yung Complaint”) was filed in the United States District Court for the District of New Jersey by plaintiff Shui Shing Yung (“Plaintiff”) against the Company and two individual officers: the Company’s Chief Executive Officer and its then-acting Chief Financial Officer (with the Company, the “Yung Defendants”). The Yung Complaint alleges that the Yung Defendants violated federal securities laws by making knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Yung Complaint seeks compensatory damages for Plaintiff and the other members of the putative class, including interest thereon and attorney’s fees. Several alleged stockholders have filed motions seeking appointment by the Court as lead plaintiff; those motions are pending. The Company intends to vigorously contest this matter.
Shareholder Derivative Action
On March 13, 2026, a shareholder derivative lawsuit (the “Berger Complaint”) was filed in the United States District Court for the District of New Jersey by plaintiff Paul Berger against certain defendants including the Company’s Chief Executive Officer, the Company’s then-acting Chief Financial Officer, and nine of the Company’s then-current Directors (the “Berger Defendants”). The Berger Complaint alleges that the Berger Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Berger Complaint seeks declaratory relief, unspecified corporate governance reforms and compensatory damages, including interest thereon and attorney’s fees.
On March 25, 2026, a shareholder derivative lawsuit (the “Skaff Complaint”) was filed in the United States District Court for the District of New Jersey by plaintiff Ronald F. Skaff against certain defendants including the Company’s Chief Executive Officer, the Company’s then-acting Chief Financial Officer, and nine of the Company’s then-current Directors (the “Skaff Defendants”). The Skaff Complaint alleges that the Skaff Defendants breached their fiduciary duties to the Company by allowing the Company to make knowingly false or misleading statements about the Company’s manufacturing capabilities and financial outlook. The Skaff Complaint seeks declaratory relief, unspecified corporate governance reforms and compensatory damages, including interest thereon and attorney’s fees.
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
Risks Related to Our Investment in FPUSA
Our minority investment in FPUSA and related commercial arrangements may expose us to new risks and may not achieve the anticipated strategic or financial benefits.
Our minority investment in FPUSA represents an expansion of our business model beyond the manufacture and sale of energy storage systems. FPUSA has been formed to develop, finance, own and operate long-duration energy storage projects, which may expose us to risks associated with project development, financing, permitting, construction, interconnection, operations, electricity markets, asset ownership, insurance availability and performance, third-party performance and other matters outside our historical business. These risks may be difficult to predict or manage and may be affected by factors outside our control. Because we do not own a controlling interest in FPUSA, we may have limited ability to influence strategic, operational, financing or commercial decisions that could affect the value of our investment or our broader business objectives.

FPUSA is, and is expected to remain, a customer of the Company under arm’s length commercial arrangements, and may also finance or facilitate purchases of our products by project companies, developers and other third parties, either directly or as co-customers with FPUSA. Our future revenues, backlog, customer concentration and growth strategy may therefore be affected, in part, by FPUSA’s ability to develop, finance, construct, own, operate and monetize energy storage projects. If FPUSA is unable to execute its business plan, experiences financial or operational challenges, reduces or delays purchases of our products, or otherwise fails to meet expectations, our business, financial condition, results of operations and growth prospects could be adversely affected. Because FPUSA has represented, and may continue to represent, a significant portion of our backlog or revenues, any such reduction or delay could have a disproportionate effect on our near-term commercial performance. We will also need to continue to maintain a diversified customer base and avoid undue reliance on any single customer or commercial relationship.
As currently constructed, FPUSA is controlled and managed by affiliates of Cerberus Capital Management, a related party with other financing and equity relationships with the Company. As a result, situations may arise in which the interests of FPUSA, its owners and the Company are not fully aligned with respect to commercial arrangements, governance matters, financing decisions or other business activities. Although we have governance rights and expect to work collaboratively with our partners, our ability to influence matters affecting FPUSA may be limited and may depend on the nature of our ownership and governance rights from time to time.
At this time, the Company has concluded that FPUSA is not required to be consolidated into our financial statements based on the facts and circumstances currently known to us. This conclusion will be reassessed periodically, including at the conclusion of each reporting period and as relevant facts and circumstances evolve. Changes in FPUSA’s business, ownership structure, governance arrangements, financing activities or other factors could result in a different accounting conclusion in the future, which could materially affect our financial statements, reported operating results and financial condition.
Our investment in FPUSA may be difficult to monetize and may result in losses, impairment charges, dilution or other adverse consequences. Our ability to exit or monetize our investment may be limited. In addition, equity financings, warrants, exchange rights or other securities issued or issuable in connection with our investment or related transactions have diluted and may further dilute existing stockholders. If our investment does not perform as expected, or fails to produce the anticipated strategic, operational or financial benefits expected, if the value of our investment declines, or if related obligations exceed our expectations, our business, financial condition, results of operations, liquidity and stockholder value could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-K	File No. 001-39291	3.1	February 28, 2023

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company, as amended	Form 10-Q	File No. 001-39291	3.2	May 14, 2024

3.3	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company	Form 8-A	File No. 001-39291	3.4	July 2, 2026

3.4*	Third Amended and Restated Bylaws of the Company

3.5	Series A-1 Preferred Stock Certificate of Designation	Form 8-K	File No. 001-39291	3.1	June 24, 2024

3.6	Series A-2 Preferred Stock Certificate of Designation	Form 8-K	File No. 001-39291	3.1	August 30, 2024

3.7	Certificate of Designation of Series B-1 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	September 12, 2024

3.8	Certificate of Designation of Series B-2 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.2	September 12, 2024

3.9	Certificate of Designation of Series B-3 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	November 4, 2024

3.10	Certificate of Designation of Series B-4 Non-Voting Convertible Preferred Stock	Form 8-K	File No. 001-39291	3.1	January 27, 2025

4.1	Warrant Agreement	Form 8-K	File No. 001-39291	4.1	July 1, 2026

4.2	Form of Warrant Certificate	Form 8-K	File No. 001-39291	4.2	July 1, 2026

4.3	Warrant Agreement, dated August 3, 2026, by and between the Registrant and Continental Stock Transfer & Trust Company	Form 8-K	File No. 001-39291	4.2	August 6, 2026

4.4	Exchange Agreement, dated August 4, 2026, by and between the Registrant and HBC MSF Capital Solutions Blocker II LLC	Form 8-K	File No. 001-39291	4.3	August 6, 2026

4.5	Registration Rights Agreement dated August 4, 2026 by and between Eos Energy Enterprises, Inc. and CCM Frontier JV Holdco, LLC	Form 8-K	File No. 001-39291	4.4	August 6, 2026

4.6	Registration Rights Agreement dated August 4, 2026 by and between Eos Energy Enterprises, Inc. and HBC MSF Capital Solutions Blocker II LLC	Form 8-K	File No. 001-39291	4.5	August 6, 2026

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
10.1	Amended and Restated Limited Liability Company Agreement dated August 4, 2026 by and among Eos Energy Enterprises, Inc., CCM Frontier JV Holdco, LLC and HBC MSF Capital Solutions Blocker II LLC	Form 8-K	File No. 001-39291	10.1	August 6, 2026

10.2	Contribution and Warrants Issuance Agreement dated August 4, 2026 by and between Eos Energy Enterprises, Inc. and Frontier Power USA Parent, LLC	Form 8-K	File No. 001-39291	10.2	August 6, 2026

10.3	Side Letter dated August 4, 2026 by and between Eos Energy Enterprises, Inc., CCM Frontier JV Holdco, LLC, and Frontier Power USA Parent, LLC	Form 8-K	File No. 001-39291	10.3	August 6, 2026

10.4	Third Amendment to Loan Guarantee Agreement, dated August 4, 2026, by and between Eos Energy Enterprises, Inc. and the United States Department of Energy	Form 8-K	File No. 001-39291	10.4	August 6, 2026

10.5*	Separation Agreement, dated September 10, 2026, by and between Eos Energy Enterprises, Inc. and Nathan Kroeker

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________
*Filed herewith.
**    Furnished herewith.
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

EOS ENERGY ENTERPRISES, INC.

Date: November 5, 2026	By:	/s/ Joseph Mastrangelo
	Name:	Joseph Mastrangelo
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Alessandro Lagi
	Name:	Alessandro Lagi
	Title:	Chief Financial Officer (Principal Financial Officer)